Form 10-Q
period 1999-06-30
TENFOLD CORP /UT
filed 1999-08-10
CIK 1051118

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                        Commission file number 333-74057

================================================================================

                              TenFold Corporation
            (Exact name of registrant as specified in its charter)

           Delaware                                       83-0302610
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

                            180 West Election Road
                              Draper, Utah  84020
         (Address of principal executive offices, including zip code)

                                (801) 495-1010
             (Registrant's telephone number, including area code)

================================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ] No [X]

     As of July 31, 1999, there were 34,522,760 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----
                                                                                             Page
                                                                                             ----
PART I.   FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements.

              Consolidated Balance Sheets at June 30, 1999 and December 31, 1998               3

              Consolidated Statements of Operations for the three and six months
              ended June 30, 1999 and 1998                                                     4

              Consolidated Statements of Cash Flows for the six months ended
              June 30, 1999 and 1998                                                           5

              Notes to Consolidated Financial Statements                                       6

      Item 2. Management's Discussion and Analysis of Financial Condition and Results
              of Operations.                                                                   9

      Item 3. Quantitative and Qualitative Disclosures About Market Risk.                     21


PART II.      OTHER INFORMATION

      Item 2. Changes in Securities and Use of Proceeds.                                      22

      Item 6. Exhibits and Reports on Form 8-K.                                               22

SIGNATURES                                                                                    22


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.


                              TENFOLD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                              June 30,  December
                                                                1999    31, 1998
                                                              -------   --------
                                    Assets
Current assets:
 Cash and cash equivalents..................................  $46,123   $15,373
 Accounts receivable, net...................................    5,123     1,691
 Unbilled accounts receivable...............................    5,205     3,258
 Due from stockholder.......................................       --     1,976
 Prepaid expenses and other assets..........................    1,422       389
 Deferred income taxes......................................      536       536
                                                              -------   -------
     Total current assets...................................   58,409    23,223

 Property and equipment, net................................    7,419     6,157
 Due from stockholders......................................    1,431       260
 Other assets...............................................      199       186
                                                              -------   -------
     Total assets...........................................  $67,458   $29,826
                                                              =======   =======

                     Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable...........................................  $ 1,570   $   941
 Income taxes payable.......................................      178       498
 Accrued liabilities........................................    6,961     3,306
 Deferred revenue...........................................      881     5,505
 Current installments of obligations under capital leases...      541       525
 Current installments of notes payable......................    1,192       718
                                                              -------   -------
     Total current liabilities..............................   11,323    11,493

Long-term liabilities:
 Deferred income taxes......................................       85        85
 Obligations under capital leases, excluding current
   installments.............................................      889     1,116
 Notes payable, excluding current installments..............    1,992     1,593
                                                              -------   -------
     Total long-term liabilities............................    2,966     2,794

Redeemable preferred stock..................................       --     9,555
Redeemable common stock.....................................       --     1,976

Stockholders' equity:
 Common stock, $0.001 par value:
 Authorized: 120,000,000 shares
 Issued and outstanding shares: 34,516,920 shares
   at June 30, 1999 and 25,074,404 shares at
   December 31, 1998.........................................      35        25

 Additional paid-in capital..................................  58,827     5,906
 Notes receivable from stockholders..........................    (224)      (69)
 Deferred compensation.......................................  (6,895)   (2,258)
 Retained earnings...........................................   1,438       396
 Accumulated other comprehensive income (loss)...............     (12)        8
                                                              -------   -------
     Total stockholders' equity..............................  53,169     4,008
                                                              -------   -------
     Total liabilities and stockholders' equity.............. $67,458   $29,826
                                                              =======   =======

          See accompanying notes to consolidated financial statements

                              TENFOLD CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                      Three Months Ended                          Six Months Ended
                                                           June 30,                                    June 30,
                                                  --------------------------                  --------------------------
                                                   1999               1998                     1999               1998
                                                  -------            -------                  -------            -------
Revenues:
 License.......................................   $ 7,511            $ 1,515                  $13,167            $ 2,774
 Services......................................    11,526              6,104                   21,897             10,044
                                                  -------            -------                  -------            -------
     Total revenues............................    19,037              7,619                   35,064             12,818

Operating expenses:
 Cost of revenues..............................     6,339              2,761                   12,585              4,937
 Sales and marketing...........................     5,843              2,127                   10,579              3,569
 Research and development......................     4,046              2,349                    7,447              4,156
 General and administrative....................       865                507                    1,685                978
 Amortization of deferred compensation.........       384                 11                      689                 24
                                                  -------            -------                  -------            -------
     Total operating expenses..................    17,477              7,755                   32,985             13,664
                                                  -------            -------                  -------            -------
Income (loss) from operations..................     1,560               (136)                   2,079               (846)

Other income (expense):
 Interest income...............................       249                110                      408                212
 Interest expense..............................       (87)                --                     (158)                --
                                                  -------            -------                  -------            -------
     Total other income........................       162                110                      250                212
                                                  -------            -------                  -------            -------
Income (loss) before income taxes..............     1,722                (26)                   2,329               (634)

Provision (benefit) for income taxes...........       662                 (9)                     896               (216)
                                                  -------            -------                  -------            -------
Net income (loss)..............................   $ 1,060            $   (17)                 $ 1,433            $  (418)
                                                  -------            -------                  -------            -------

Accretion of Series A and B preferred stock....      (143)              (225)                    (391)              (443)
                                                  -------            -------                  -------            -------
Net income (loss) applicable to common stock...   $   917            $  (242)                 $ 1,042            $  (861)
                                                  =======            =======                  =======            =======

Basic earnings (loss) per common share.........   $  0.03            $ (0.01)                 $  0.04            $ (0.04)
                                                  =======            =======                  =======            =======
Diluted earnings (loss) per common share.......   $  0.03            $ (0.01)                 $  0.04            $ (0.04)
                                                  =======            =======                  =======            =======
Weighted average common and common equivalent
 shares used to calculate earnings (loss) per
 share:
 Basic..........................................   28,561             21,405                   25,110             21,176
                                                  =======            =======                  =======            =======
 Diluted........................................   32,547             21,405                   28,954             21,176
                                                  =======            =======                  =======            =======

          See accompanying notes to consolidated financial statements

                              TENFOLD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Six Months Ended June 30,
                                                                               ---------------------------------
                                                                                  1999                  1998
                                                                               -----------           -----------
Cash flows from operating activities:
 Net income (loss)...........................................................      $ 1,433               $  (418)
 Adjustments to reconcile net income (loss) to net cash provided by (used
  in) operating activities:
  Depreciation...............................................................        1,117                   373
  Tax benefit from exercise of stock options.................................          556                   432
  Amortization of deferred compensation associated with stock options........          689                    24
  Changes in operating assets and liabilities:
   Accounts receivable.......................................................       (3,432)               (1,306)
   Unbilled accounts receivable..............................................       (1,947)                 (988)
   Prepaid expenses and other assets.........................................       (1,046)                 (210)
   Accounts payable..........................................................          629                   744
   Accrued liabilities.......................................................        3,655                   464
   Income taxes..............................................................         (876)                 (647)
   Deferred revenues.........................................................       (4,624)                6,141
                                                                               -----------           -----------
     Net cash provided by (used in) operating activities.....................       (3,846)                4,609

Cash flows from investing activities:
 Additions to property and equipment.........................................       (2,379)               (2,593)
                                                                               -----------           -----------
     Net cash used in investing activities...................................       (2,379)               (2,593)

Cash flows from financing activities:
 Net proceeds from issuance of common stock..................................       36,884                    26
 Exercise of common stock options............................................          775                   209
 Notes receivable from stockholders..........................................       (1,326)                 (329)
 Proceeds from notes payable.................................................        1,316                    --
 Principal payments on notes payable.........................................         (443)                   --
 Principal payments on capital lease obligations.............................         (211)                   --
                                                                               -----------           -----------
     Net cash provided by (used in) financing activities.....................       36,995                   (94)

Effect of exchange rate changes..............................................          (20)                   (2)
                                                                               -----------           -----------

Net increase in cash and cash equivalents....................................       30,750                 1,920
Cash and cash equivalents at beginning of period.............................       15,373                 9,022
                                                                               -----------           -----------
Cash and cash equivalents at end of period...................................      $46,123               $10,942
                                                                               ===========           ===========

Supplemental disclosure of cash flow information:
 Cash paid for income taxes..................................................      $   661                    --
 Cash paid for interest......................................................      $   158                    --

Supplemental schedule of noncash investing and financing activities:
 Deferred compensation related to grants of stock options....................      $ 5,915                    --
 Forfeiture of stock options.................................................      $   589                    --

          See accompanying notes to consolidated financial statements

                              TENFOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The accompanying unaudited consolidated financial statements included herein have been prepared by TenFold Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (consisting of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

   This report should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998 included in the registration statement on Form S-1. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The 1998 financial statements have been reclassified to conform to the current year's presentation.

2. Initial Public Offering

   On May 21, 1999, the Company completed an initial public offering in which it sold 2,284,201 shares of common stock at $17.00 per share. Upon the closing of the offering, all of the Series A and Series B Preferred Stock converted into 6,261,129 shares of Common Stock.

3.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                  Three Months                   Six Months
                                                                  Ended June 30,                Ended June 30,
                                                              ---------------------         ---------------------
                                                               1999          1998            1999          1998
                                                              -------       -------         -------       -------
Numerator:
  Net income (loss)........................................   $ 1,060       $   (17)        $ 1,433       $  (418)
  Accretion of Series A and B preferred stock..............      (143)         (225)           (391)         (443)
                                                              -------       -------         -------       -------

  Numerator for basic earnings (loss) per share-
    income (loss) available to common stockholders.........   $   917       $  (242)        $ 1,042       $  (861)
                                                              =======       =======         =======       =======

  Numerator for diluted earnings (loss) per share-income
   (loss) available to common stockholders after assumed
   dilutive conversions....................................   $   917       $  (242)        $ 1,042          (861)
                                                              =======       =======         =======       =======

Denominator:
  Denominator for basic earnings (loss) per
   share-weighted-average shares...........................    28,561        21,405          25,110        21,176
                                                              =======       =======         =======       =======

   Employee stock and options..............................     3,986            --           3,844            --
                                                              -------       -------         -------       -------

  Denominator for diluted earnings (loss) per
   share-adjusted weighted-average shares and assumed
   conversions.............................................    32,547        21,405          28,954        21,176
                                                              =======       =======         =======       =======
  Earnings (loss) per common share:
     Basic earnings (loss) per common share................   $  0.03       $ (0.01)        $  0.04       $ (0.04)
                                                              =======       =======         =======       =======
     Diluted earnings (loss) per common share..............   $  0.03       $ (0.01)        $  0.04       $ (0.04)
                                                              =======       =======         =======       =======

    The computation of diluted earnings per common share for the three and six months ended June 30, 1999 excludes the assumed conversion of 6,261,129 shares of Series A and B convertible preferred stock prior to its conversion to common stock on May 21, 1999, because the impact of the conversion, including the assumed elimination of the accretion of such preferred stock, would be anti-dilutive. The computation of diluted earnings per common share for the three and six months ended June 30, 1998 excludes the assumed conversion of 6,261,129 shares of Series A and B convertible preferred stock because the impact of the conversion, including the assumed elimination of the accretion of such preferred stock, would be anti-dilutive. Employee stock options of 49,200 and warrants of 590,800 to purchase common stock in a wholly-owned subsidiary outstanding during the three and six months ended June 30, 1999 that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. Employee stock options of 3,743,136 outstanding during the three months ended June 30, 1998 and 5,959,082 outstanding during the six months ended June 30, 1998 that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

4.  Comprehensive Income (Loss)

    The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. The Company incurred no foreign currency translation adjustment for the quarter ended June 30, 1999 compared to a foreign currency translation adjustment gain of $1,000 for the same period in the prior year. This resulted in comprehensive income of $1.1 million for the quarter ended June 30, 1999 and a comprehensive loss of $16,000 for the quarter ended June 30, 1998. The Company incurred a foreign currency translation adjustment loss of $20,000 for the six months ended June 30, 1999 compared to a foreign currency translation adjustment loss of $2,000 for the same period in the prior year. This resulted in comprehensive income of $1.4 million for the six months ended June 30, 1999 and a comprehensive loss of $420,000 for the six months ended June 30, 1998.

5.   Operating Segments

  The Company has adopted the provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

  The Company's chief operating decision-maker is considered to be the Company's CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by Vertical Business Group for purposes of making operating decisions and assessing financial performance. Revenues from operations outside of North America were 11% and 8% of revenues for the second quarter and for the six months ended June 30, 1999, respectively; operations for the first six months of 1998 did not include any revenues from outside of North America. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company operates in a single operating segment: applications products and services.

  No material change has occurred since December 31, 1998 in the extent of the Company's reliance on major customers. The Company's long-lived assets continue to be deployed predominantly in the United States.

  Revenue from our Vertical Business Groups is as follows (in thousands):

               Banking &                                    Investment
                 Credit      Healthcare      Insurance      Management        Telco          Energy        Other          Total
             ------------   ------------    -----------    ------------   ------------   ------------  ------------   ------------
Three months
ended 6/30/99
  License.....     $  618         $  310        $ 2,712          $  324     $      --          $3,113        $  434        $ 7,511
  Services....      1,429            864          6,184           1,201           (37)            513         1,372         11,526
                   ------         ------        -------          ------        ------          ------        ------        -------
                   $2,047         $1,174        $ 8,896          $1,525        $  (37)         $3,626        $1,806        $19,037
                   ======         ======        =======          ======        ======          ======        ======        =======
Three months
ended 6/30/98
  License.....     $   --         $   --        $   660          $  580        $  140          $   --        $  135        $ 1,515
  Services....         --             --          3,328             384           819             545         1,028          6,104
                   ------         ------        -------          ------        ------          ------        ------        -------
                   $   --         $   --        $ 3,988          $  964        $  959          $  545        $1,163        $ 7,619
                   ======         ======        =======          ======        ======          ======        ======        =======
Six months
ended 6/30/99
  License.....     $  818         $  337        $ 7,374          $1,007        $    8          $3,113        $  510        $13,167
  Services....      1,977          1,457         13,590           2,530            29             557         1,757         21,897
                   ------         ------        -------          ------        ------          ------        ------        -------
                   $2,795         $1,794        $20,964          $3,537        $   37          $3,670        $2,267        $35,064
                   ======         ======        =======          ======        ======          ======        ======        =======
Six months
ended 6/30/98
  License.....     $   --         $   --        $   935          $1,125        $  355          $   --        $  359        $ 2,774
  Services....         --             --          5,189             574         1,476           1,045         1,760         10,044
                   ------         ------        -------          ------        ------          ------        ------        -------
                   $   --         $   --        $ 6,124          $1,699        $1,831          $1,045        $2,119        $12,818
                   ======         ======        =======          ======        ======          ======        ======        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments or otherwise. Please refer to the documents filed by us with the Securities and Exchange Commission, which identify important risk factors that could cause actual results to differ from those contained in forward-looking statements, including risks associated with limited operating history, attraction and retention of employees, variability of quarterly operating results, dependability on a small number of customers, fixed-time, fixed-price contracts, competitive factors, and protection of intellectual property. Some of these factors are described below under the section entitled "Factors That May Affect Future Results and Market Price of Stock."

Overview

     TenFold is an innovative software and services company, founded in 1993, that builds and implements large-scale, complex applications rapidly and for a fixed price. Our mission is to become the leading provider of industry-specific, or "vertical" software applications in multiple industries. From 1993 through 1995, we engaged primarily in the development of our Universal Application technology and derived revenue primarily from technology development and consulting projects, generally on a time and materials basis. In 1996, we began using our Universal Application to develop large-scale, complex applications. In 1997 and 1998, we derived the majority of our license and service revenues from fixed-price, fixed-time applications development projects.

     We derive our revenues from license fees, application development and implementation services, support services, and training services. License revenues consist of fees for licensing our Universal Application and license fees for the applications that we develop for our customers. We also derive license revenues from the resale of our vertical applications products. Service revenues consist of fees for applications development and implementation, support and training. We recognized revenues consistent with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as modified by SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions" for 1998 and 1999.

     For fixed-price contracts that include a service element that is essential to the functionality of the software, we recognize license fees related to the application, and the application development service fees, over time as we perform the services, using the percentage-of-completion accounting method. We determine our proposed fixed price for a project using a formal estimation process that takes into account the project's timetable, complexity, technical environment, and risks. Members of our senior management team approve each fixed price proposal. On a limited basis, we also provide application development and implementation services on a time and materials basis. We recognize revenue on our time and materials contracts as we perform the services.

     We recognize license revenues from applications products sales and Universal Application development licenses, whether sold separately or with an application development project, that do not require significant production, modification, or customization of software, or the service-related element is not essential to the functionality of the software, when the following criteria are met: we have a signed noncancellable license agreement; we have shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable.

     We recognize support revenues from contracts for ongoing technical support and product updates ratably over the term of the contract, which is typically twelve months. We recognize training revenues as we perform the services.

     In mid 1998, we began offering a money-back guarantee on our fixed-price contracts, for which we recognize revenue using the percentage-of-completion accounting method. As a result, in some of our contracts we have guaranteed that we will complete our projects within a fixed time period or we will refund the fees paid. This guarantee also requires the customer to fulfill various responsibilities within a specified time period, including reviewing and approving requirements, providing timely feedback, and providing adequate staffing, or the guarantee is voided. Accordingly, we treat this as a conditional guarantee. If necessary, we make provisions for estimated refunds or losses on uncompleted contracts on a contract-by-contract basis and recognize the provisions in the period in which the refunds or losses are probable and we can reasonably estimate them.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold's statements of operations to total net revenues.

                                                                 Three Months                     Six Months
                                                                Ended June 30,                  Ended June 30,
                                                       ---------------------------      ----------------------------
                                                            1999          1998               1999          1998
                                                       -------------  ------------      -------------  -------------
Revenues:
 License..............................................           39%           20%                38%            22%
 Services.............................................           61            80                 62             78
                                                             ------        ------            -------         ------
   Total revenues.....................................          100           100                100            100
Operating expenses:
 Cost of revenues....................................            33            36                 36             39
 Sales and marketing.................................            31            28                 30             28
 Research and development............................            21            31                 21             32
 General and administrative..........................             5             7                  5              8
 Amortization of deferred compensation...............             2            --                  2             --
                                                             ------        ------            -------         ------
  Total operating expenses...........................            92           102                 94            107
                                                             ------        ------            -------         ------
Income (loss) from operations........................             8            (2)                 6             (7)
Interest and other income, net.......................             1             1                  1              2
                                                             ------        ------            -------         ------
Income (loss) before income taxes....................             9            --                  7             (5)
Provision (benefit) for income taxes.................             3            --                  3             (2)
                                                             ------        ------            -------         ------
Net income (loss)....................................             6%           --%                 4%            (3)%
                                                             ======        ======            =======         ======

Revenues


     Total revenues increased $11.4 million, or 150%, in the second quarter and $22.2 million, or 174%, in the first six months of 1999 as compared to the same periods in the prior year. License revenues increased 396% and 375% in the second quarter and the first six months of 1999, respectively, as compared to the same periods in the prior year, while service revenues increased 89% and 119%. The growth resulted from an increase in the number of customer contracts. License revenue as a percentage of total revenue increased for both the three- and six-month periods ended June 30, 1999 compared to the same periods in 1998 due to increasing the license component of our fixed-price applications development projects, and due to selling additional Universal Application development licenses.

     Revenues from international customers were approximately 11% and 8% of total revenues in the second quarter and the first six months of 1999, respectively. There were no revenues generated from international customers in the first six months of 1998.

Operating Expenses

     Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide applications development and implementation, support, and training services. Cost of revenues increased $3.6 million, or 130%, in the second quarter and $7.6 million, or 155%, in the first six months of 1999 as compared to the same periods in the prior year. Cost of revenues as a percentage of total revenues was 33% in the second quarter and 36% in the first six months of 1999 as compared to 36% in the second quarter and 39% in the first six months of 1998. The increase in cost of revenues in absolute dollars was due to the increase in the number of customer contracts. The decreases in cost of revenues as a percentage of total revenues were due to the increase in the license component percentage of total revenues and benefits from building the applications development organization and infrastructure in prior periods.

     Sales and Marketing.   Sales and marketing expenses consist primarily of
compensation, travel and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses increased $3.7 million, or 175%, in the second quarter and $7.0 million, or 196%, in the first six months of 1999 as compared to the same periods in the prior year. Sales and marketing expenses as a percentage of total revenues were 31% in the second quarter and 30% in the first six months of 1999 as compared to 28% for both the second quarter and first six months of 1998. The increases in sales and marketing expenses both in absolute dollars and as a percentage of revenues were primarily the result of hiring additional sales and marketing personnel and expanding advertising and other marketing programs in connection with the growth of our business.

     Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses increased $1.7 million, or 72%, in the second quarter and $3.3 million, or 79%, in the first six months of 1999 as compared to the same periods in the prior year. Research and development expenses as a percentage of total revenues were 21% in both the second quarter and in the first six months of 1999 as compared to 31% in the second quarter and 32% in the first six months of 1998. Research and development expenses grew in absolute dollars due primarily to the addition of personnel required to support expanded development efforts.

     General and Administrative. General and administrative expenses consist primarily of the costs of executive management and finance and administrative staff, recruiting, business insurance, and professional fees. General and administrative expenses increased $358,000, or 71%, in the second quarter and $707,000, or 72%, in the first six months of 1999 as compared to the same periods in the prior year. These increases were primarily the result of hiring additional finance and administrative personnel to manage and support the increased scale of our operations. General and administrative expenses as a percentage of total revenues were 5% in both the second quarter and first six months of 1999 as compared to 7% in the second quarter and 8% in the first six months of 1998. We believe that our general and administrative expenses will continue to increase in absolute dollars as a result of the need to add additional finance and administrative staff to support growing operations, and from costs related to being a publicly-held company.

     Amortization of Deferred Compensation. Deferred compensation, along with the associated amortization, results from the grant of stock options when there is a difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of such grants. Certain grants during 1997, 1998, and 1999 were issued at a price which differed from the deemed fair value at the grant date. We are amortizing these amounts over the vesting periods of the applicable options, resulting in amortization expense of $384,000 in the second quarter and $689,000 in the first six months of 1999, compared to $11,000 in the second quarter and $24,000 in the first six months of 1998.

     Interest Income, net. Net interest income increased $52,000, or 47%, in the second quarter and $38,000, or 18%, in the first six months of 1999 as compared to the same periods in the prior year. The increases in net interest income between these periods were the result of higher cash and cash equivalent balances resulting primarily from the initial public offering. Interest income in 1999 was partially offset by interest expense resulting from notes payable and capital leases.

     Provision/(Benefit) for Income Taxes. The provision for income taxes was $662,000 in the second quarter and $896,000 in the first six months of 1999 as compared to benefits of $9,000 in the second quarter and $216,000 in the first six months of 1998. The increases in provision for income taxes between the periods were the result of our recording income before income taxes in 1999 as opposed to losses before income taxes in 1998.

Liquidity and Capital Resources

     Prior to our initial public offering, we financed our operations primarily through cash flows from operations, private sales of capital stock totaling $13.4 million, and, to a lesser extent, various types of equipment loans and lease lines of credit. On May 21, 1999, we completed an initial public offering of our common stock, resulting in net cash proceeds to TenFold of $34.2 million. The proceeds are currently held in cash and cash equivalents which have, as a result, increased from $15.4 million at December 31, 1998 to $46.1 million at June 30, 1999.

     On January 18, 1999, we entered into an unsecured Revolving Line of Credit providing for borrowings of up to $5.0 million. Borrowings under the line of credit, which expires on January 17, 2000, bear interest at the bank's prime rate or LIBOR plus 250 basis points. The line of credit includes covenants relating to the maintenance of certain financial ratios and limits the payment of dividends. We have not borrowed against this line as of June 30, 1999.

     Net cash used in operating activities was $3.8 million for the six months ended June 30, 1999 compared to $4.6 million provided by operating activities for the six months ended June 30, 1998. Net cash used in investing activities was $2.4 million for the six months ended June 30, 1999 compared to $2.6 million for the six months ended June 30, 1998. Net cash provided by financing activities was $37.0 million for the six months ended June 30, 1999 compared to $94,000 used in financing activities for the six months ended June 30, 1998. The decrease in cash flows from operating activities was due to changes in operating accounts, primarily an increase in receivables and a decrease in deferred revenues. Net cash used in investing activities in these periods was almost entirely the result of capital expenditures for computer equipment, leasehold improvements, furniture and fixtures, and other equipment. Net cash provided by financing activities in 1999 resulted primarily from the proceeds from the initial public offering.

     We believe that the net proceeds from our initial public offering, together with pre-existing cash balances, anticipated cash flows from operations, and available borrowings should be sufficient to meet our capital requirements for at least the next twelve months. However, there can be no assurance that we will be successful in generating anticipated levels of cash from operations or borrowings. If we are unable to generate sufficient cash flow from operations, or additional equipment loans or equipment and working capital lines of credit, we may be required to scale down our operations and expansion plans, refinance all or a portion of our existing indebtedness, or obtain other sources of financing earlier than planned, any of which could have a material adverse effect on our business, results of operations, and financial condition. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any other financing could be obtained.

Year 2000

     With respect to our internal information technology systems, including information technology-based office facilities such as data and voice communications, and building management and security systems, our year 2000 internal readiness program primarily covers taking inventory of hardware, software and embedded systems, assessing business risks associated with these systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. We have requested and received compliance certificates from vendors and service providers to certify year 2000 readiness. We have substantially completed year 2000 readiness preparations with respect to our core business systems, software systems, and hardware systems.

     Although we do not believe that we will incur any material costs or experience material disruptions in our business associated with preparing internal systems for the year 2000, there can be no assurance that we will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal systems. These systems include the hardware and third-party software products that our applications developers and research and development staff use in their day-to-day activities, as well as our management information systems. The most likely worst case scenarios include:

         . hardware or software failures that would prevent our applications developers and research and development staff from effectively performing their duties;

         .  corruption of data contained in our internal information systems;
            and

         . failure of infrastructure services provided by government agencies and other third parties, including public utilities and internet services.

     We have designed and tested the current versions of our products to be year 2000 compliant. We believe that none of our customers is currently using prior versions of our products, and, as a result, we have not assessed whether these prior versions are year 2000 compliant. However, there can be no assurance that current or prior versions of our products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues, and we are aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of this litigation, the extent to which it will affect us is uncertain.

     We have experienced demand for our applications in recent years that may have been generated by customers replacing and upgrading applications in order to accommodate the change in date to the year 2000. Once these customers have completed their year 2000 projects, the software industry may experience a significant deceleration in the annual growth rates recently experienced in the applications software marketplace. As the end of 1999 approaches, there is a risk that orders for our products will be reduced or delayed as our customers or potential customers focus their resources on preparing for the year 2000. If this reduction in orders occurs, it could significantly impact our operating results which could cause our stock price to materially decline.

Factors That May Affect Future Results and Market Price of Stock

     We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

We have a limited operating history and consequently our future prospects are difficult to evaluate.

     We were founded in 1993 and have a limited operating history. As a result, it is difficult to evaluate our future prospects. We have only a limited number of applications completed and currently in use and there can be no assurance that we will be able to complete any current or new projects. We cannot be certain that our business strategy will succeed.

There are many factors that may cause fluctuations in our quarterly financial results, and if results are below the expectations of securities market analysts, our stock price will likely decline.

     In the past, the software industry has experienced significant downturns, particularly when general economic conditions decline and spending on management information systems decreases. Our business, financial condition, and operating results may fluctuate substantially from quarter-to-quarter as a consequence of general economic conditions in the software industry. In addition, our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors that affect our business and the software industry, including:

          .  the number, size, and scope of projects in which we are engaged;

          .  the contractual terms and degree of completion of our projects;

          . any delays or changes in customer requirements incurred in connection with new or existing projects;

          . the accuracy of our estimates of the resources required to complete ongoing, as well as new, projects;

          . the adequacy of provisions for losses associated with fixed-price contracts;

          .  the timing of sales of our products and services; and

          .  delays in introducing new applications.

     Due to these factors, some of which are discussed in more detail below, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter our operating results will be below the expectations of securities market analysts and investors. In this event, the price of our common stock will likely fall.

Our historical quarterly operating results have varied significantly, and future adverse quarterly operating results could cause our stock price to fall.

     Historically, our quarterly operating results have varied significantly. For example, our results of operations during 1997 fluctuated from a net loss of $1.3 million in the first quarter, to a net income of $1.1 million in the second quarter, to a net loss of $927,000 in the third quarter, and to a net income of $526,000 in the fourth quarter. During 1998, our results of operations improved from a net loss of $401,000 in the first quarter, to a net loss of $17,000 in the second quarter, to a net income of $557,000 in the third quarter, and to a net income of $1.6 million in the fourth quarter. During 1999, our results of operations improved from a net income of $373,000 in the first quarter to a net income of $1.1 million in the second quarter. Our future quarterly operating results may continue to vary significantly. Furthermore, although we have not suffered an operating loss since the second quarter of 1998, there can be no assurance that we will not suffer a loss in future periods.

If we fail to adequately anticipate employee and resource utilization rates, quarterly operating results could suffer and our stock price could fall.

     We plan to significantly increase our operating expenses to broaden our service and customer support capabilities, expand sales and marketing operations, develop new distribution channels, and fund greater levels of research and development. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of our projects or in employee utilization rates may cause significant variations in operating results in any particular quarter and could result in quarterly losses. An unanticipated termination of a major project, the delay of a project, or the completion during a quarter of several major projects could result in under-utilized employees and could, therefore, cause us to suffer quarterly losses or adverse results of operations.

If we experience project delays, quarterly operating results could suffer and our stock price could fall.

     Because we recognize service revenues over the period we develop an application, project delays could have a significant negative impact on operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" for a discussion of our revenue recognition policies. These delays could be caused by a number of factors that are outside of our control. For example, because our development methodology requires significant involvement by customer personnel during several key phases of the development cycle, delays could be caused by customers failing to meet their contractual obligations, including reviewing and approving requirements, providing timely feedback, and providing adequate staffing. Delays could also be caused by customers being distracted by information technology issues they face, including year 2000 issues, by corporate reorganizations or business combinations in which they are involved, or other factors. Furthermore, delays could be caused by a loss of personnel or members of a particular project team. We have experienced delays for these and other reasons in the past and there can be no assurance that we will not experience delays in the future.

Our sales cycle is lengthy and subject to delays, and these delays could cause our quarterly operating results to suffer and our stock price to fall.

     We believe that a customer's decision to purchase our software involves a significant commitment of resources and is influenced by customer budget cycles. To successfully sell our products, we generally must educate our potential customers regarding the use and benefit of our products, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy budgeting, approval, and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between three to twelve months from initial contact with a potential customer to the signing of a contract. Sales delays could cause our operating results to vary widely.

We are dependent on a small number of large customers and the loss of one or more of these customers may cause revenues to decline.

     Although we plan to expand and diversify our customer base, as a result of our limited operating history, we have derived, and over the near term we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. The loss of any of these large customers, without their replacement by new large customers, would have an adverse effect on our revenues. Our five largest customers accounted for approximately 66% of our revenues in 1998, 74% of our revenues in the first quarter of 1999, and 68% of our revenues in the second quarter of 1999. Four customers each accounted for more than 10% of our revenues in 1998, three customers each accounted for more than 10% of our revenues in the first quarter of 1999, and four customers each accounted for more than 10% of our revenues in the second quarter of 1999. In the future, revenues from a single customer or a few large customers may constitute a significant portion of our total revenues in a particular quarter. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not hire us to develop applications in a subsequent year. In addition, if a customer is involved in a corporate reorganization or business combination, it may delay a decision to hire us or cause the customer to choose not to hire us to develop applications in a given year.

We have historically derived a significant portion of our revenues from customers in the insurance industry.

     Sixty-five percent of our revenues were derived from software applications we developed for companies in the insurance industry during 1998, 75% during the first quarter of 1999, and 47% during the second quarter of 1999. Our reliance on customers from a particular industry subjects our business to the economic conditions impacting that industry, including the industry's demand for information technology resources. If we continue to rely on the insurance industry as a major source of revenues, and the insurance industry suffers adverse economic conditions, there will likely be a significant reduction in the demand for our products, causing revenues to suffer. Although we intend to diversify our customer base, there can be no assurance that we will be able to do so in the near term or at all.

If our software contains defects or other limitations, we could face product liability exposure and our reputation could be damaged.

     Because of our limited operating history and small number of customers, we have completed a limited number of projects that are now in production. As a result, there may be undiscovered material defects in our products or technology. Furthermore, complex software products often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects. Serious defects or errors could result in lost revenues or a delay in market acceptance, which would damage our reputation and business.

     Our products have not been extensively tested to determine the extent to which they are scaleable - capable of being used effectively by large numbers of users simultaneously. Because customers may require that our products be capable of simultaneous use by large numbers of users, if it turns out that our products are not scaleable to the required extent, our growth and market share would be materially adversely affected.

     Because our customers may use our products for mission-critical applications, errors, defects, or other performance problems could result in financial or other damages to customers. Our customers could seek damages for these losses. Any successful claims for these losses, to the extent not covered by insurance, could result in our being obligated to pay substantial damages, which would cause operating results to suffer. Although our license agreements typically contain provisions designed to limit its exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. A product liability claim brought against us, even if not successful, would likely be time consuming and costly.

Our failure to manage growth and organizational structure could impair our business.

     Our growth and new projects have placed significant demands on our management and other resources. If we are unable to manage our growth and projects effectively, this inability could have a material adverse effect on the quality of our services and products, our ability to retain key personnel, and our business, financial condition, and results of operations. Our revenues increased approximately 184% in 1998 from $14.1 million in 1997 to $40.2 million in 1998. Our staff increased from 146 full-time employees at December 31, 1997 to 318 full-time employees at December 31, 1998. Our ability to manage this growth effectively will require us to continue to develop and improve our operational, financial, and other internal systems, as the well as our business development capabilities, and to train, motivate, and manage our employees. In addition, our future success will depend in large part on the our ability to continue to set fixed-price fees accurately, maintain high rates of employee utilization, and maintain project quality.

     An element of our business strategy involves organizing our business along industry lines, and evolving these business units into separate operating companies. Our success in executing this strategy will depend to a large extent on our ability to create and manage this complex organizational structure, including our ability to establish and implement the appropriate management structure, compensation programs, and financial reporting systems. Our management has limited experience in managing an organization of this nature, and our failure to meet the managerial challenges posed by the development and operation of such an organization would harm our business.

We offer fixed-price, fixed-time contracts that we guarantee.

     An important element of our strategy is to enter into fixed-price, fixed-time contracts, rather than time and materials contracts. These contracts involve risk because they require us to absorb possible cost overruns and, if we fail to meet our performance obligations, may require us to satisfy our performance guarantee. We guarantee that we will complete our projects within a fixed time or the customer has the option to return the software and receive a refund of any fees paid under the contract. For fixed-price contracts, we recognize license fees related to the application and the application development service fees over time as we perform the services, using the percentage of completion accounting method. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan would likely cause us to have lower margins or to suffer a loss on the project, which would negatively impact our operating results. In specific circumstances, we have been required to commit unanticipated additional resources to complete projects. We will likely experience similar situations in the future. In addition, for specific projects, we may fix the price before the requirements are finalized. This could result in a fixed price that turns out to be too low, which would cause us to suffer a loss on the project and would negatively impact our operating results.

A loss of Gary D. Kennedy, Jeffrey L. Walker, or any other key employee could impair our business.

     Our industry is competitive and we are substantially dependent upon the continued service of our existing executive personnel, especially Gary D. Kennedy, President and Chief Executive Officer and William M. Conroy, Executive Vice President and Chief Operating Officer. Furthermore, our products and technologies are complex and we are substantially dependent upon the continued service of our senior technical staff, including Jeffrey L. Walker, Chairman, Executive Vice President and Chief Technology Officer; Sameer Shalaby, Senior Vice President of Architecture Development; Adam Slovik, Senior Vice President of Worldwide Applications Development; and Richard W. VanderDrift, Senior Vice President of Applications Products. If a key employee resigns to join a competitor or to form a competing company, the loss of the employee and any resulting loss of existing or potential customers to the competing company would harm our business. We do not carry key man life insurance on any of our key employees. None of our key employees, other than Mr. Kennedy, has signed an employment agreement or an agreement not to compete with TenFold upon termination of employment. Even in the case of Mr. Kennedy, his employment agreement does not assure his continued service to TenFold. In the event of the loss of key personnel, there can be no assurance that we would be able to prevent their unauthorized disclosure or use of our technical knowledge, practices, or procedures.

Our failure to attract and retain highly-skilled employees, particularly project managers and other senior technical personnel, could impair our ability to complete projects and expand our business.

     Our business is labor intensive. Our success will depend in large part upon our ability to attract, retain, train, and motivate highly-skilled employees, particularly project managers and other senior technical personnel. Any failure on our part to do so would impair our ability to adequately manage and complete existing projects, bid for and obtain new projects, and expand business. There exists significant competition for employees with the skills required to perform the services we offer. Qualified project managers and senior technical staff are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that we will be successful in attracting a sufficient number of highly-skilled employees in the future, or that we will be successful in retaining, training, and motivating the employees we are able to attract. If our employees are unable to achieve expected performance levels, our business will be harmed.

We have only resold one applications product to date and our current and future agreements with our customers may limit our ability to resell applications products in the future.

     The success of our business is dependent upon our ability to develop software applications for customers that we can resell to other customers in the same industry without significant modification. If we are unable to develop and license these applications successfully or within the time frames anticipated, our revenues, growth, and operating results will suffer. Some customers have prohibited us from marketing the applications developed for them generally or for specified periods of time or to specified third parties, or have required that we pay them a royalty on licenses of the application to third parties. In addition, we have agreed with Perot Systems Corporation, a systems integrator with whom we have a strategic relationship, that in some cases Perot Systems or its customers will own applications that we develop under its relationship with them. Customers may continue to make similar demands in the future. Furthermore, there can be no assurance that we will be able to develop software applications that can be marketed generally within a particular industry without the need for significant modification. Our current product plans include the introduction of multiple resellable products in the near term. To date we have resold one application, TenFold Revenue Manager, to three customers. Revenue from these sales totaled approximately $1.7 million through June 30, 1999.

We may not be able to successfully develop applications for new vertical industries in which we have limited experience.

     We intend to expand our business into new vertical industries. If we are unsuccessful in developing applications that meet the needs of companies in these markets or if our applications are not competitive, our operating results will suffer. We have limited experience in developing software applications for companies outside of the industries we have targeted to date and there can be no assurance that we will be able to successfully develop these applications in the future. In addition, we will face competition from companies that have significantly greater experience in developing applications for the industries we intend to target and that have greater name recognition than we do.

If we are unsuccessful in implementing our vertical business strategy, our ability to grow our business will be impaired.

     Our vertical business strategy involves segmenting our business along industry lines, likely through the creation of separate subsidiaries, and having these subsidiaries evolve into separate operating companies. We may spin off these separate subsidiaries and offer equity in them to strategic industry partners or the subsidiary's management. We believe that the successful implementation of this strategy will be important in order for us to achieve significant growth. We may face significant challenges in implementing this strategy, including the segmentation and valuation of the various subsidiaries, the selection of strategic industry partners, issues relating to conflicts of interest among the subsidiaries, their stockholders and TenFold, and potential charges and expenses resulting from any repurchases of equity interests in the subsidiaries. Our failure to successfully address these challenges could cause this business strategy to fail, which would impair our ability to grow our business.

If we fail to generate substantial revenues from our relationship with Perot Systems Corporation, our operating results may suffer.

     We recently entered into a strategic relationship with Perot Systems Corporation, a systems integrator, to develop and deliver applications, products, and services to TenFold and Perot Systems customers. We plan to devote significant resources to the development of this relationship. As a result, if we fail to generate substantial revenues from this relationship, whether due to the failure of the relationship or our inability to staff the opportunities presented, our operating results may suffer.

If we are unable to expand our international operations, our growth will suffer.

     Although we currently have limited international operations, our ability to achieve revenue growth in the future will depend in part on our ability to develop international sales. Although we may invest significant resources to establish additional sales and service operations outside the United States and to enter additional international markets, there can be no assurance that these efforts will be successful. In order to successfully establish international sales, we must establish foreign operations, add an international sales and support organization, hire additional personnel, and recruit international distributors. To the extent that we are unable to do so in a cost-effective manner, our growth and operating results could be materially adversely affected. In addition, our guarantee may not be appropriate in some international markets for various reasons, including business practices in these markets. As a result, we may not be able to derive value from the guarantee in these markets.

If we cannot protect or enforce our intellectual property rights, our competitive position would be impaired and we may become involved in costly and time-consuming litigation.

     Our success is dependent, in part, upon our proprietary Universal Application technology and other intellectual property rights. If we are unable to protect and enforce these intellectual property rights, our competitors will have the ability to introduce competing products that are similar to ours, and our revenues, market share and operating results will suffer. To date we have relied primarily on a combination of copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have applied for two separate patents in the United States and intend to continue to seek patents on our technology where appropriate. There can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. The laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. This litigation could result in substantial costs and diversion of resources which would harm our business.

     To date, we have not been notified that our products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by us with respect to current or future products. We expect software developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any of these claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. A successful claim against us of product infringement and our failure or inability to license the infringed or similar technology on favorable terms would harm our business.

If we fail to successfully compete, our growth and market share will be adversely affected.

     The market for our products and services is highly competitive, and if we are not successful in competing in this market, our growth and market share will suffer. We believe that we currently compete principally with consulting and software integration firms, application software vendors, and internal information systems groups. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues, and have greater name recognition than we do. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, additional competition from new entrants into our markets.

     We believe that the principal competitive factors in our markets include quality of services and products, speed of development and implementation, price, project management capability, and technical and business expertise. We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including the ability of our competitors to hire, retain and motivate project managers and other senior technical staff, the development by others of software and services that are competitive with our products and services, and the extent of our responsiveness to customer needs. There can be no assurance that we will be able to compete successfully with our competitors.

If we fail to release new versions of our products or product enhancements in a timely manner to accommodate technological change, our ability to grow our business will suffer.

     The market in which we compete is characterized by rapid technological change, including new versions of operating systems, relational databases or new hardware technologies. We may need to modify our products to accommodate these changes. Our revenues and market share will decline if we fail to release new versions of our products or product enhancements in a timely manner or if these products and product enhancements fail to achieve market acceptance when released. In addition, customers may defer or forego purchases of our products if our competitors or major hardware, systems, or software vendors introduce or announce new products or product enhancements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

   Interest Rate Risk. As of June 30, 1999, we had short-term investments of $45.8 million. Substantially all of these consist of highly-liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the June 30, 1999 rates would cause the fair value of these short-term investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and institutions, and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instruments.

   Foreign Currency Risk. A portion of our operations consists of applications development and sales activities in the United Kingdom. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of revenues in the United Kingdom decreases. When the U.S. dollar weakens against the British pound, the value of revenues in the United Kingdom increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by foreign currency fluctuations are cash, accounts receivable, fixed assets, accounts payable, deferred revenue, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the British pound from the June 30, 1999 rate would cause the fair value of such monetary assets and liabilities in the United Kingdom to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

   From March 31, 1999 to May 20, 1999, we issued options to purchase 775,500 shares of our common stock at an exercise price of $12.60 per share to employees pursuant to our 1993 Flexible Stock Incentive Plan (the "Plan"). During this period, employees purchased 374,600 shares of common stock at a weighted-average exercise price of $0.89 per share upon exercise of options granted under the Plan. These options and shares of common stock were issued by us in reliance upon Rule 701 promulgated under the Securities Act of 1933, as amended.

   Our registration statement (Registration No. 333-74057) under the Securities Act of 1933, as amended, for our initial public offering became effective and commenced on May 20, 1999. Goldman, Sachs & Co., BT Alex. Brown, and U.S. Bancorp Piper Jaffray served as the managing underwriters. TenFold and the selling stockholders registered 2,284,201 and 3,120,799 shares of common stock, respectively. The aggregate price to the public for the 5,405,000 shares sold was $91,885,000, and all of such shares were sold to the public. The offering terminated after the sale of all 5,405,000 shares registered under the registration statement. Offering proceeds, underwriting discounts and commissions, other offering costs, and net proceeds to us were $38,831,417, $2,718,199, $1,950,000, and $34,163,218, respectively. All offering expenses were specific incremental costs directly attributable to the public offering, none of the amounts were paid to directors, officers, general partners, or beneficial owners of TenFold or any affiliates. The proceeds are currently invested in cash and cash equivalents.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit
Number        Description of Document
27.1          Financial data schedule

(b)      Reports on Form 8-K

         None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TenFold Corporation


                                       By:      /s/  Robert P. Hughes
                                                -------------------------------
                                                Robert P. Hughes
                                                Senior Vice President and
                                                Chief Financial Officer

Date:  8/9/99