Form 10-Q
period 1999-09-30
TENFOLD CORP /UT
filed 1999-10-14
CIK 1051118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                       Commission file number 333-74057

================================================================================

                              TenFold Corporation
            (Exact name of registrant as specified in its charter)

              Delaware                                   83-0302610
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                            180 West Election Road
                              Draper, Utah  84020
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

                                   Yes [X]    No [_]

          As of October 12, 1999, there were 34,630,899 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----
     Page
     ----

PART I.       FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements.
              Consolidated Balance Sheets at September 30, 1999
              and December 31, 1998                                   3

              Consolidated Statements of Operations for the three
              and nine months ended September 30, 1999 and 1998       4

              Consolidated Statements of Cash Flows for the nine
              months ended September 30, 1999 and 1998                5

              Notes to Consolidated Financial Statements              6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                    9

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk.                                     21

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings.                                     22

     Item 2.  Changes in Securities and Use of Proceeds.             22

     Item 6.  Exhibits and Reports on Form 8-K.                      22

SIGNATURES                                                           23

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                              TENFOLD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                           September 30,       December 31,
                                                                              1999                1998
                                                                           ------------        ------------
                                 Assets
Current assets:
 Cash and cash equivalents...............................................  $     38,718        $     15,373
 Restricted cash.........................................................        10,000                  --
 Short-term investments..................................................         6,130                  --
 Accounts receivable, net................................................         7,020               1,691
 Unbilled accounts receivable............................................         6,670               3,258
 Due from stockholders...................................................            11               1,976
 Prepaid expenses and other assets.......................................         1,447                 389
 Deferred income taxes...................................................           536                 536
                                                                           ------------        ------------
     Total current assets................................................        70,532              23,223

 Property and equipment, net.............................................         8,173               6,157
 Due from stockholders...................................................         1,932                 260
 Other assets............................................................           281                 186
                                                                           ------------        ------------
     Total assets........................................................  $     80,918        $     29,826
                                                                           ============        ============

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable........................................................  $        964        $        941
 Income taxes payable....................................................           252                 498
 Accrued liabilities.....................................................        10,160               3,306
 Deferred revenue........................................................         6,551               5,505
 Current installments of obligations under capital leases................           715                 525
 Current installments of notes payable...................................         1,416                 718
                                                                           ------------        ------------
     Total current liabilities...........................................        20,058              11,493

Long-term liabilities:
 Deferred income taxes...................................................            85                  85
 Obligations under capital leases, excluding current installments........         1,019               1,116
 Notes payable, excluding current installments...........................         2,085               1,593
                                                                           ------------        ------------
     Total long-term liabilities.........................................         3,189               2,794

Redeemable preferred stock...............................................            --               9,555
Redeemable common stock..................................................            --               1,976

Stockholders' equity:
 Common stock, $0.001 par value:
 Authorized: 120,000,000 shares
 Issued and outstanding shares: 34,550,159 shares at September 30, 1999
  and 25,074,404 shares at December 31, 1998.............................            35                  25

 Additional paid-in capital..............................................        59,991               5,906
 Notes receivable from stockholders......................................          (224)                (69)
 Deferred compensation...................................................        (6,139)             (2,258)
 Retained earnings.......................................................         3,926                 396
 Accumulated other comprehensive income..................................            82                   8
                                                                           ------------        ------------
     Total stockholders' equity..........................................        57,671               4,008
                                                                           ------------        ------------
     Total liabilities and stockholders' equity..........................  $     80,918        $     29,826
                                                                           ============        ============

          See accompanying notes to consolidated financial statements

                              TENFOLD CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                          Three Months Ended                            Nine Months Ended
                                                             September 30,                                 September 30,
                                                    ---------------------------------           ---------------------------------
                                                           1999              1998                   1999                  1998
                                                    ---------------       -----------           -------------       -------------

Revenues:
 License  ...........................................      $10,261           $ 4,089                 $23,428            $ 6,863
 Services  ..........................................       13,209             6,946                  35,106             16,990
                                                       -----------       -----------           -------------       ------------
     Total revenues  ................................       23,470            11,035                  58,534             23,853

Operating expenses:
 Cost of revenues  ..................................        7,365             4,370                  19,950              9,307
 Sales and marketing  ...............................        6,386             2,942                  16,965              6,511
 Research and development  ..........................        4,404             2,442                  11,851              6,598
 General and administrative  ........................        1,217               539                   2,902              1,517
 Amortization of deferred compensation  .............          376                11                   1,065                 35
                                                       -----------       -----------           -------------       ------------
     Total operating expenses  ......................       19,748            10,304                  52,733             23,968
                                                       -----------       -----------           -------------       ------------
Income (loss) from operations  ......................        3,722               731                   5,801               (115)

Other income (expense):
 Interest income  ...................................          416               113                     824                325
 Interest expense  ..................................          (92)               --                    (250)                --
                                                       -----------       -----------           -------------       ------------
     Total other income  ............................          324               113                     574                325
                                                       -----------       -----------           -------------       ------------
Income before income taxes  .........................        4,046               844                   6,375                210

Provision for income taxes  .........................        1,558               287                   2,454                 71
                                                       -----------       -----------           -------------       ------------
Net income  .........................................      $ 2,488           $   557                 $ 3,921            $   139
                                                       ===========       ===========           =============       ============


Accretion of Series A and B preferred stock  ........           --              (232)                   (391)              (675)
                                                       -----------       -----------           -------------       ------------
Net income (loss) applicable to common stock  .......      $ 2,488           $   325                 $ 3,530            $  (536)
                                                       ===========       ===========           =============       ============

Basic earnings (loss) per common share  .............        $0.08             $0.01                   $0.14             $(0.03)
                                                       ===========       ===========           =============       ============
Diluted earnings (loss) per common share  ...........        $0.07             $0.01                   $0.12             $(0.03)
                                                       ===========       ===========           =============       ============

Weighted average common and common equivalent shares
 used to calculate earnings (loss) per share:
 Basic  .............................................       33,140            22,100                  25,110             21,433
                                                       ===========       ===========           =============       ============
 Diluted  ...........................................       37,484            24,673                  29,266             21,433
                                                       ===========       ===========           =============       ============


          See accompanying notes to consolidated financial statements

                              TENFOLD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                   Nine Months Ended September 30,
                                                                              ----------------------------------------
                                                                                   1999                    1998
                                                                              ---------------          ---------------

Cash flows from operating activities:
 Net income  .............................................................        $  3,921               $   139
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation  ..........................................................           1,895                   728
  Tax benefit from exercise of stock options  ............................           2,023                   447
  Amortization of deferred compensation associated with stock options  ...           1,065                    34
  Changes in operating assets and liabilities:
   Accounts receivable  ..................................................          (5,329)               (2,939)
   Unbilled accounts receivable  .........................................          (3,412)                 (939)
   Prepaid expenses and other assets  ....................................          (1,153)                 (311)
   Accounts payable  .....................................................              23                   259
   Accrued liabilities  ..................................................           6,854                   698
   Income taxes  .........................................................          (2,269)                 (822)
   Deferred revenues  ....................................................           1,046                 4,230
                                                                               -----------           -----------
     Net cash provided by operating activities  ..........................           4,664                 1,524

Cash flows from investing activities:
 Additions to property and equipment  ....................................          (3,364)               (4,449)
 Increase in short-term investments.......................................          (6,130)                   --
 Increase in restricted cash..............................................         (10,000)                   --
                                                                               -----------           -----------
     Net cash used in investing activities  ..............................         (19,494)               (4,449)

Cash flows from financing activities:
 Net proceeds from issuance of common stock  .............................          38,385                    61
 Exercise of common stock options  .......................................             807                   658
 Notes receivable from stockholders  .....................................          (1,827)                 (329)
 Proceeds from notes payable  ............................................           1,910                    --
 Principal payments on notes payable  ....................................            (720)                   --
 Principal payments on capital lease obligations  ........................            (454)                   --
                                                                               -----------           -----------
     Net cash provided by financing activities  ..........................          38,101                   390

Effect of exchange rate changes  .........................................              74                    13
                                                                               -----------           -----------

Net increase in cash and cash equivalents  ...............................          23,345                (2,522)
Cash and cash equivalents at beginning of period  ........................          15,373                 9,022
                                                                               -----------           -----------
Cash and cash equivalents at end of period  ..............................        $ 38,718               $ 6,500
                                                                               ===========           ===========

Supplemental disclosure of cash flow information:
 Cash paid for income taxes  .............................................        $    673                    --
 Cash paid for interest  .................................................        $    274                    --

Supplemental schedule of noncash investing and financing activities:
 Deferred compensation related to grants of stock options  ...............        $  3,881                    --
 Equipment purchased with capital leases..................................        $    547                    --
 Forfeiture of stock options..............................................        $    380                    --

          See accompanying notes to consolidated financial statements

                              TENFOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements included herein have been prepared by TenFold Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (consisting of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

2.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                   Three Months                               Nine Months
                                                                Ended September 30,                       Ended September 30,
                                                         -------------------------------         ----------------------------------
                                                             1999                1998                 1999                   1998
                                                         ----------          -----------         ------------          ------------
Numerator:
  Net income...........................................  $    2,488          $       557         $      3,921          $        139
  Accretion of Series A and B preferred stock..........          --                 (232)                (391)                 (675)
                                                         ----------          -----------         ------------          ------------

  Numerator for basic earnings (loss) per share-income
   (loss) available to common stockholders............   $    2,488          $       325         $      3,530          $       (536)
                                                         ==========          ===========         ============          ============

  Numerator for diluted earnings (loss) per share-income
   (loss) available to common stockholders after assumed
   dilutive conversions................................. $    2,488          $       325         $      3,530          $       (536)
                                                         ==========          ===========         ============          ============

Denominator:
  Denominator for basic earnings (loss) per
   share-weighted-average shares.......................      33,140               22,100               25,110                21,433
                                                         ==========          ===========         ============          ============

   Employee stock and options..........................       4,344                2,573                4,156                    --
                                                         ----------          -----------         ------------          ------------

  Denominator for diluted earnings (loss) per
   share-adjusted weighted-average shares and assumed
    conversions........................................      37,484               24,673               29,266                21,433
                                                         ==========          ===========         ============          ============

Earnings (loss) per common share:
  Basic earnings (loss) per common share...............  $     0.08          $      0.01         $       0.14          $      (0.03)
                                                         ==========          ===========         ============          ============
  Diluted earnings (loss) per common share.............  $     0.07          $      0.01         $       0.12          $      (0.03)
                                                         ==========          ===========         ============          ============

The computation of diluted earnings per common share for the nine months ended September 30, 1999 excludes the assumed conversion of 6,261,129 shares of Series A and B convertible preferred stock prior to its conversion to common stock on May 21, 1999, because the impact of the conversion, including the assumed elimination of the accretion of such preferred stock, would be anti-dilutive. The computation of diluted earnings per common share for the three and nine months ended September 30, 1998 excludes the assumed conversion of 6,261,129 shares of Series A and B convertible preferred stock because the impact of the conversion, including the assumed elimination of the accretion of such preferred stock, would be anti-dilutive. Warrants of 590,800 to purchase common stock in a wholly-owned subsidiary outstanding during the three and nine months ended September 30, 1999 that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. Employee stock options of 191,600 and 453,800, outstanding during the three and nine months ended September 30, 1999, respectively, that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. Employee stock options of 1,132,000 outstanding during the nine months ended September 30, 1998 that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. There were no employee stock options outstanding during the three months ended September 30, 1998 that had an anti-dilutive effect on earnings per share.

3.  Short-term Investments

    The carrying value of the Company's short-term investments approximates fair value.

4.  Comprehensive Income (Loss)

    The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. The Company incurred a foreign currency translation adjustment gain of $94,000 for the quarter ended September 30, 1999 compared to a foreign currency translation adjustment gain of $15,000 for the same period in the prior year. This resulted in comprehensive income of $2,582,000 for the quarter ended September 30, 1999 and comprehensive income of $572,000 for the quarter ended September 30, 1998. The Company incurred a foreign currency translation adjustment gain of $74,000 for the nine months ended September 30, 1999 compared to a foreign currency translation adjustment gain of $13,000 for the same period in the prior year. This resulted in comprehensive income of $3,995,000 for the nine months ended September 30, 1999 and a comprehensive loss of $152,000 for the nine months ended September 30, 1998.

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

    The Company's chief operating decision-maker is considered to be the Company's CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by Vertical Business Group for purposes of making operating decisions and assessing financial performance. Revenues from operations outside of North America were 10% and 9% of revenues for the third quarter and for the nine months ended September 30, 1999, respectively; operations for the first nine months of 1998 did not include any revenues from outside of North America. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company operates in a single operating segment: applications products and services.

    No material change has occurred since December 31, 1998 in the extent of the Company's reliance on major customers. The Company's long-lived assets continue to be deployed predominantly in the United States.

    Revenue from our Vertical Business Groups is as follows (in thousands):

                 Banking &                                                       Investment
                   Credit      Comms.      Energy     Healthcare    Insurance    Management        Other          Total
                ----------   ----------  ----------  ------------  -----------  ------------     ----------     -----------
Three months
ended 9/30/99
 License....... $      699   $       --  $      343  $        428  $     8,264  $         17     $      510     $    10,261
 Services......      1,653           20       1,642         1,622        5,800           467          2,005          13,209
                ----------   ----------  ----------  ------------  -----------  ------------     ----------     -----------
                $    2,352   $       20  $    1,985  $      2,050  $    14,064  $        484     $    2,515     $    23,470
                ==========   ==========  ==========  ============  ===========  ============     ==========     ===========
Three months
ended 9/30/98
 License....... $      --    $      121  $       --  $        --   $     3,474  $        323     $      171     $     4,089
 Services......        --           740         163          110         4,176           935            822           6,946
                ----------   ----------  ----------  ------------  -----------  ------------     ----------     -----------
                $      --    $      861  $      163  $       110   $     7,650  $      1,258     $      993     $    11,035
                ==========   ==========  ==========  ============  ===========  ============     ==========     ===========

Nine months
ended 9/30/99
 License....... $    1,517   $        8  $    3,456  $       765   $    15,638  $      1,024     $    1,020     $    23,428
 Services......      3,630           49       2,200        3,079        19,389         2,997          3,762          35,106
                ----------   ----------  ----------  ------------  -----------  ------------     ----------     -----------
                $    5,147   $       57  $    5,656  $     3,844   $    35,027  $      4,021     $    4,782     $    58,534
                ==========   ==========  ==========  ============  ===========  ============     ==========     ===========

Nine months
ended 9/30/98
 License....... $      --    $      476  $       --  $        --   $    4,409   $      1,448     $      530     $     6,863
 Services......        --         2,215       1,209          110        9,365          1,509          2,582          16,990
                ----------   ----------  ----------  ------------  -----------  ------------     ----------     -----------
                $      --    $    2,691  $    1,209  $       110   $   13,774   $      2,957     $    3,112     $    23,853
                ==========   ==========  ==========  ============  ===========  ============     ==========     ===========

6.  Acquisition

    On September 30, 1999, the Company entered into a Stock Purchase Agreement ("Agreement") with Barclays California Corporation ("BarCal") whereby the Company purchased the entire equity interest of BarCal in its wholly-owned subsidiary The LongView Group, Inc. ("LongView"). The Agreement, which has been approved by the Company's Board of Directors and BarCal's management, received regulatory approval and met other customary conditions of closing. On October 7, 1999, the acquisition was closed. The acquisition will be accounted for under the purchase method of accounting.

    Pursuant to the Agreement, the Company acquired from BarCal all of the issued and outstanding capital stock of LongView for $22 million, comprised of $10 million in cash and a $12 million note from the Company to BarCal. The promissory note is due and payable in installments of $3 million on April 15, 2000 and $9 million on July 15, 2000. In connection with this agreement, the Company deposited $10 million into an escrow account. This has been reported as restricted cash in the accompanying balance sheet. Concurrent with the closing of the acquisition, the cash was released from escrow and remitted to BarCal. Additionally, the Company expects to recognize a charge to income for in-process research and development related to the acquisition, which will occur in the fourth quarter.

    BarCal has been a customer of LongView since 1998. BarCal has been a customer of the Company since 1997 and, as such, has various software license and service agreements with the Company. BarCal signed, on September 30, 1999, an additional Master Software License and Services Agreement, purchasing from the Company a multi-project license to the Universal Application and TenFold ComponentWare products for $4 million. The $4 million was received by the Company and has been recorded as deferred revenue in the accompanying balance sheet pending a formal valuation of the various components and the closing of the transaction, which will determine the final accounting.

7. Legal Proceedings

     On September 17, 1999, Ohio Farmers Insurance Company (the "Plaintiff") filed a complaint in the United States District Court for the District of Ohio seeking $5.8 million from the Company. The complaint alleges that the Company failed to deliver on contractual commitments under a license agreement with the Plaintiff. Based on the information currently available, Company management believes the Company has valid defenses against Plaintiff's claims and intends to vigorously defend the case. Additionally, the Plaintiff owes the Company $3.9 million under the license agreement. Management intends to vigorously enforce its rights under the license agreement. Company management believes there is a substantial likelihood that the Company will succeed in both defending against Plaintiff's claims and asserting its claims for the $3.9 million owed under the license agreement. Although management believes the Company will ultimately prevail against the Plaintiff in the matters explained above, an unfavorable outcome of these matters may have a material adverse impact on the Company's operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as "expects," "intends," "anticipates," "should," "believes," "plans," "estimates," "may," variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments or otherwise. The following factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements: limited operating history, attraction and retention of employees, variability of quarterly operating results, dependability on a small number of customers, fixed-time, fixed-price contracts, competitive factors, protection of intellectual property, risks associated with integration of LongView into TenFold's operations, timing of new product releases, costs associated with the LongView acquisition, results of appraisals of LongView's assets, and results of audits of LongView's historical results. These are representative of factors which could affect the outcome of the forward-looking statements. In addition such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Please also refer to the documents filed by us with the Securities and Exchange Commission, which identify important risk factors that could cause actual results to differ from those contained in forward-looking statements. Some of these factors are described below under the section entitled "Factors That May Affect Future Results and Market Price of Stock."

Overview

     TenFold is an innovative software and services company, founded in 1993, that builds and implements large-scale, complex applications rapidly and for a fixed price. Our mission is to become the leading provider of industry-specific, or "vertical" software applications in multiple industries. From 1993 through 1995, we engaged primarily in the development of our Universal Application technology and derived revenue primarily from technology development and consulting projects, generally on a time and materials basis. In 1996, we began using our Universal Application to develop large-scale, complex applications. In 1997 and subsequently, we derived the majority of our license and service revenues from fixed-price, fixed-time applications development projects.

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

     On September 30, 1999, TenFold entered into a definitive agreement to acquire The LongView Group, Inc. The closing of the transaction occurred on October 7, 1999. TenFold's acquisition of The LongView Group, Inc. is reported in a Form 8-K filed on the same date as this Form 10-Q.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold's statements of operations to total net revenues.

                                                              Three Months                      Nine Months
                                                           Ended September 30,              Ended September 30,
                                                       ---------------------------      ---------------------------
                                                         1999               1998          1999               1998
                                                       --------           --------      --------           --------
Revenues:
  License  ...........................................    44%                37%           40%                29%
  Services  ..........................................    56                 63            60                 71
                                                        ----               ----          ----               ----
    Total revenues  ..................................   100                100           100                100
Operating expenses:
  Cost of revenues  ..................................    31                 40            34                 39
  Sales and marketing  ...............................    27                 27            29                 27
  Research and development  ..........................    19                 22            20                 28
  General and administrative  ........................     5                  5             5                  6
  Amortization of deferred compensation  .............     2                 --             2                 --
                                                        ----               ----          ----               ----
    Total operating expenses  ........................    84                 93            90                100
                                                        ----               ----          ----               ----
Income from operations  ..............................    16                  7            10                 --
Interest and other income, net  ......................     1                  1             1                  1
                                                        ----               ----          ----               ----
Income before income taxes............................    17                  8            11                  1
Provision for income taxes............................     7                  3             4                 --
                                                        ----               ----          ----               ----
Net income  ..........................................    11%                 5%            7%                 1%
                                                        ====               ====          ====               ====

Revenues

     Total revenues increased $12.4 million, or 113%, in the third quarter and $34.7 million, or 145%, in the first nine months of 1999 as compared to the same periods in the prior year. License revenues increased 151% and 241% in the third quarter and the first nine months of 1999, respectively, as compared to the same periods in the prior year, while service revenues increased 90% and 107%. The growth resulted from an increase in the number of customer contracts. License revenue as a percentage of total revenue increased for both the three- and nine-month periods ended September 30, 1999 compared to the same periods in 1998 due to selling additional Universal Application and TenFold ComponentWare licenses.

     Revenues from international customers were approximately 10% and 9% of total revenues in the third quarter and the first nine months of 1999, respectively. There were no revenues generated from international customers in the first nine months of 1998. Our five largest customers accounted for approximately 68% of our revenues in the third quarter and 56% in the first nine months of 1999, as compared to 76% in the third quarter and 63% in the first nine months of 1998. Two customers each accounted for more than 10% of our revenues in the third quarter and the first nine months of 1999, compared to four customers each accounting for more than 10% of our revenues in the third quarter and the first nine months of 1998.

Operating Expenses

     Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide applications development and implementation, support, and training services. Cost of revenues increased $3.0 million, or 69%, in the third quarter and $10.6 million, or 114%, in the first nine months of 1999 as compared to the same periods in the prior year. Cost of revenues as a percentage of total revenues was 31% in the third quarter and 34% in the first nine months of 1999 as compared to 40% in the third quarter and 39% in the first nine months of 1998. The increase in cost of revenues in absolute dollars was due to the increase in the number of customer contracts. The decreases in cost of revenues as a percentage of total revenues were due to the increase in the license component percentage of total revenues and benefits from building the applications development organization and infrastructure in prior periods.

     Sales and Marketing.   Sales and marketing expenses consist primarily of
compensation, travel and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses increased $3.4 million, or 117%, in the third quarter and $10.5 million, or 161%, in the first nine months of 1999 as compared to the same periods in the prior year. Sales and marketing expenses as a percentage of total revenues were 27% in the third quarter and 29% in the first nine months of 1999 as compared to 27% for both the third quarter and first nine months of 1998. The increases in sales and marketing expenses in absolute dollars was primarily the result of hiring additional sales and marketing personnel and expanding advertising and other marketing programs in connection with the growth of our business.

     Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses increased $2.0 million, or 80%, in the third quarter and $5.3 million, or 80%, in the first nine months of 1999 as compared to the same periods in the prior year. Research and development expenses as a percentage of total revenues were 19% in the third quarter and 20% in the first nine months of 1999 as compared to 22% in the third quarter and 28% in the first nine months of 1998. Research and development expenses grew in absolute dollars due primarily to the addition of personnel required to support expanded development efforts, but decreased as a percentage of total revenues as we have been able to leverage these research and development efforts over an increasing revenue and customer base.

     General and Administrative. General and administrative expenses consist primarily of the costs of executive management and finance and administrative staff, recruiting, business insurance, and professional fees. General and administrative expenses increased $678,000, or 126%, in the third quarter and $1.4 million, or 91%, in the first nine months of 1999 as compared to the same periods in the prior year. These increases were primarily the result of hiring additional finance and administrative personnel to manage and support the increased scale of our operations. General and administrative expenses as a percentage of total revenues were 5% in both the third quarter and first nine months of 1999 as compared to 5% in the third quarter and 6% in the first nine months of 1998. We believe that our general and administrative expenses will continue to increase in absolute dollars as a result of the need to add additional finance and administrative staff to support growing operations, and from costs related to being a publicly-held company.

     Amortization of Deferred Compensation. Deferred compensation, along with the associated amortization, results from the grant of stock options when there is a difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of such grants. Certain grants during 1997, 1998, and 1999 were issued at a price which differed from the deemed fair value at the grant date. We are amortizing these amounts over the vesting periods of the applicable options, resulting in amortization expense of $376,000 in the third quarter and $1.1 million in the first nine months of 1999, compared to $11,000 in the third quarter and $35,000 in the first nine months of 1998.

     Interest Income, net. Net interest income increased $211,000, or 187%, in the third quarter and $249,000, or 77%, in the first nine months of 1999 as compared to the same periods in the prior year. The increases in net interest income between these periods were the result of higher cash and cash equivalent balances resulting primarily from the initial public offering. Interest income in 1999 was partially offset by interest expense resulting from notes payable and capital leases.

     Provision/(Benefit) for Income Taxes. The provision for income taxes was $1.6 million in the third quarter and $2.5 million in the first nine months of 1999 as compared to provisions of $287,000 in the third quarter and $71,000 in the first nine months of 1998. The increases in provision for income taxes between the periods were the result of our recording greater income before income taxes in 1999 compared to 1998.

Liquidity and Capital Resources

     Prior to our initial public offering, we financed our operations primarily through cash flows from operations, private sales of capital stock totaling $13.4 million, and, to a lesser extent, various types of equipment loans and lease lines of credit. On May 21, 1999, we completed an initial public offering of our common stock, resulting in net cash proceeds to TenFold of $34.2 million. The proceeds are currently held in cash and cash equivalents, restricted cash, and short-term investments, which total $54.8 million at September 30, 1999.

     On January 18, 1999, we entered into an unsecured Revolving Line of Credit providing for borrowings of up to $5.0 million. Borrowings under the line of credit, which expires on January 17, 2000, bear interest at the bank's prime rate or LIBOR plus 250 basis points. The line of credit includes covenants relating to the maintenance of certain financial ratios and limits the payment of dividends. We have not borrowed against this line as of September 30, 1999.

     Net cash provided by operating activities was $4.7 million for the nine months ended September 30, 1999 compared to $1.5 million for the nine months ended September 30, 1998. Net cash used in investing activities was $19.5 million for the nine months ended September 30, 1999 compared to $4.4 million for the nine months ended September 30, 1998. Net cash provided by financing activities was $38.1 million for the nine months ended September 30, 1999 compared to $390,000 for the nine months ended September 30, 1998. The increase in cash flows from operating activities was due to changes in operating accounts, primarily an increase in accrued liabilities. The increase in net cash used in investing activities was due primarily to the increases of $10 million in restricted cash and $6.1 in short-term investments. Net cash provided by financing activities in 1999 resulted primarily from the proceeds from the initial public offering.

     On October 7, 1999, upon the closing of the LongView acquisition, we remitted the $10 million in restricted cash to BarCal and recorded a promissory note of $12 million on our balance sheet.

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

     Although we do not believe that we will incur any material costs or experience material disruptions in our business associated with preparing internal systems for the year 2000, there can be no assurance that we will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal systems. These systems include the hardware and third-party software products that our applications developers and research and development staff use in their day-to-day activities, as well as our management information systems. The most likely worst case scenarios include:

     - hardware or software failures that would prevent our applications developers and research and development staff from effectively performing their duties;

     -    corruption of data contained in our internal information systems; and

     - failure of infrastructure services provided by government agencies and other third parties, including public utilities and internet services.

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

     In the past, the software industry has experienced significant downturns, particularly when general economic conditions decline and spending on management information systems decreases. Our business, financial condition, and operating results may fluctuate substantially from quarter-to-quarter as a consequence of general economic conditions in the software industry. In addition, our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors that affect our business and the software industry, including:

     -     the number, size, and scope of projects in which we are engaged;

     -     the contractual terms and degree of completion of our projects;

     - any delays or changes in customer requirements incurred in connection with new or existing projects;

     - the accuracy of our estimates of the resources required to complete ongoing, as well as new, projects;

     - the adequacy of provisions for losses associated with fixed-price contracts;

     -     the timing of sales of our products and services; and

     -     delays in introducing new applications.

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

     Historically, our quarterly operating results have varied significantly. For example, our results of operations during 1997 fluctuated from a net loss of $1.3 million in the first quarter, to a net income of $1.1 million in the second quarter, to a net loss of $927,000 in the third quarter, and to a net income of $526,000 in the fourth quarter. During 1998, our results of operations improved from a net loss of $401,000 in the first quarter, to a net loss of $17,000 in the second quarter, to a net income of $557,000 in the third quarter, and to a net income of $1.6 million in the fourth quarter. During 1999, our results of operations improved from a net income of $373,000 in the first quarter to a net income of $1.1 million in the second quarter to a net income of $2.5 million in the third quarter. Our future quarterly operating results may continue to vary significantly. Furthermore, although we have not suffered an operating loss since the second quarter of 1998, there can be no assurance that we will not suffer a loss in future periods.

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

     Although we plan to expand and diversify our customer base, as a result of our limited operating history, we have derived, and over the near term we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. The loss of any of these large customers, without their replacement by new large customers, would have an adverse effect on our revenues. Our five largest customers accounted for approximately 66% of our revenues in 1998, 74% of our revenues in the first quarter of 1999, 68% of our revenues in the second quarter of 1999, and 68% of our revenues in the third quarter of 1999. Four customers each accounted for more than 10% of our revenues in 1998, three customers each accounted for more than 10% of our revenues in the first quarter of 1999, four customers each accounted for more than 10% of our revenues in the second quarter of 1999, and two customers each accounted for more than 10% of our revenues in the third quarter of 1999. In the future, revenues from a single customer or a few large customers may constitute a significant portion of our total revenues in a particular quarter. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not hire us to develop applications in a subsequent year. In addition, if a customer is involved in a corporate reorganization or business combination, it may delay a decision to hire us or cause the customer to choose not to hire us to develop applications in a given year.

We have historically derived a significant portion of our revenues from customers in the insurance industry.

     Sixty-five percent of our revenues were derived from software applications we developed for companies in the insurance industry during 1998, 75% during the first quarter of 1999, 47% during the second quarter of 1999, and 60% during the third quarter of 1999. Our reliance on customers from a particular industry subjects our business to the economic conditions impacting that industry, including the industry's demand for information technology resources. If we continue to rely on the insurance industry as a major source of revenues, and the insurance industry suffers adverse economic conditions, there will likely be a significant reduction in the demand for our products, causing revenues to suffer. Although we intend to diversify our customer base, there can be no assurance that we will be able to do so in the near term or at all.

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

     Because our customers may use our products for mission-critical applications, errors, defects, or other performance problems could result in financial or other damages to customers. Our customers could seek damages for these losses. Any successful claims for these losses, to the extent not covered by insurance, could result in our being obligated to pay substantial damages, which would cause operating results to suffer. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. A product liability claim brought against us, even if not successful, would likely be time consuming and costly.

Our failure to manage growth and organizational structure could impair our business.

     Our growth and new projects have placed significant demands on our management and other resources. If we are unable to manage our growth and projects effectively, this inability could have a material adverse effect on the quality of our services and products, our ability to retain key personnel, and our business, financial condition, and results of operations. Our revenues increased approximately 184% in 1998 from $14.1 million in 1997 to $40.2 million in 1998. Our staff increased from 146 full-time employees at December 31, 1997 to 318 full-time employees at December 31, 1998. Our ability to manage this growth effectively will require us to continue to develop and improve our operational, financial, and other internal systems, as the well as our business development capabilities, and to train, motivate, and manage our employees. In addition, our future success will depend in large part on our ability to continue to set fixed-price fees accurately, maintain high rates of employee utilization, and maintain project quality.

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

     The success of our business is dependent upon our ability to develop software applications for customers that we can resell to other customers in the same industry without significant modification. If we are unable to develop and license these applications successfully or within the time frames anticipated, our revenues, growth, and operating results will suffer. Some customers have prohibited us from marketing the applications developed for them generally or for specified periods of time or to specified third parties, or have required that we pay them a royalty on licenses of the application to third parties. In addition, we have agreed with Perot Systems Corporation, a systems integrator with whom we have a strategic relationship, that in some cases Perot Systems or its customers will own applications that we develop under our relationship with them. Customers may continue to make similar demands in the future. Furthermore, there can be no assurance that we will be able to develop software applications that can be marketed generally within a particular industry without the need for significant modification. Our current product plans include the introduction of multiple resellable products in the near term. To date we have resold one application, TenFold Revenue Manager, to three customers. Revenue from these sales totaled approximately $1.7 million through September 30, 1999.

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

     We entered into a strategic relationship with Perot Systems Corporation, a systems integrator, to develop and deliver applications, products, and services to TenFold and Perot Systems customers. We plan to devote significant resources to the development of this relationship. As a result, if we fail to generate substantial revenues from this relationship, whether due to the failure of the relationship or our inability to staff the opportunities presented, our operating results may suffer.

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

We may fail to properly integrate our LongView acquisition, which could cause our business to suffer.

     While we analyzed carefully the LongView acquisition, we cannot ensure that it will result in long-term benefits to us or our stockholders, or that our management will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occur with the LongView acquisition, it could seriously harm our business, operating results, and financial condition:

     - we have difficulty combining previously separate businesses into a single unit;

     - we fail to realize anticipated benefits, such as cost savings and revenue enhancements;

     -     we discover unknown liabilities after the acquisition;

     - we do not properly train LongView employees on our technology and our culture;

     -     we are unable to retain key personnel;

     -     we have difficulty assimilating LongView's products;

     - the impact of the audits of LongView's historical financial statements and appraisals of their assets are different than we currently expect;

     -     we fail to retain LongView's customers; and

     - we fail to identify or correct a material Year 2000 problem in LongView's product or operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Interest Rate Risk. As of September 30, 1999, we had short-term investments of $44.8 million. Substantially all of these consist of highly-liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the September 30, 1999 rates would cause the fair value of these short-term investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and institutions, and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instruments.

     Foreign Currency Risk. A portion of our operations consists of applications development and sales activities in the United Kingdom. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of revenues in the United Kingdom decreases. When the U.S. dollar weakens against the British pound, the value of revenues in the United Kingdom increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by foreign currency fluctuations are cash, accounts receivable, fixed assets, accounts payable, deferred revenue, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the British pound from the September 30, 1999 rate would cause the fair value of such monetary assets and liabilities in the United Kingdom to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     On September 17, 1999, Ohio Farmers Insurance Company (the "Plaintiff") filed a complaint in the United States District Court for the District of Ohio seeking $5.8 million from the Company. The complaint alleges that the Company failed to deliver on contractual commitments under a license agreement with the Plaintiff. Based on the information currently available, Company management believes the Company has valid defenses against Plaintiff's claims and intends to vigorously defend the case. Additionally, the Plaintiff owes the Company $3.9 million under the license agreement. Management intends to vigorously enforce its rights under the license agreement. Company management believes there is a substantial likelihood that the Company will succeed in both defending against Plaintiff's claims and asserting its claims for the $3.9 million owed under the license agreement. Although management believes the Company will ultimately prevail against the Plaintiff in the matters explained above, an unfavorable outcome of these matters may have a material adverse impact on the Company's operations.

Item 2.  Changes in Securities and Use of Proceeds.

     Our registration statement (Registration No. 333-74057) under the Securities Act of 1933, for our initial public offering, became effective and commenced on May 20, 1999. Our offering proceeds, net of aggregate expenses of approximately $4.7 million, were $34.2 million. We have used a portion of the proceeds for the payment of $10 million into escrow for the acquisition of LongView, which closed on October 7, 1999. The remainder of the net proceeds has been used to purchase temporary investments consisting of cash, cash equivalents, and short-term investments. None of our net offering proceeds were paid directly or indirectly to our directors, officers, general partners, holders of 10% or more of any class of equity securities, or beneficial owners or any affiliates.

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

                              TenFold Corporation


                              By:  /s/  Robert P. Hughes
                                   ---------------------------------------
                                   Robert P. Hughes
                                   Senior Vice President and Chief Financial
                                   Officer


Date:  10/14/99