Form 10-K
period 1999-12-31
TENFOLD CORP /UT
filed 2000-03-09
CIK 1051118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 1999

                                      OR

          [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                       Commission file number 000-25661

===============================================================================

                              TenFold Corporation
            (Exact name of registrant as specified in its charter)

               Delaware                                    83-0302610
 (State or other jurisdiction of incorporation  (I.R.S. Employer Identification
              or organization)                               No.)

                            180 West Election Road
                              Draper, Utah 84020
         (Address of principal executive offices, including zip code)
                                (801) 495-1010
             (Registrant's telephone number, including area code)

===============================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [_]

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on NASDAQ on January 31, 2000 was approximately $366,873,028. Shares of Common Stock held by each current executive officer and director, and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 10% of the outstanding common stock for purposes of the preceding calculation is based solely on information known by the Company and is as of January 31, 2000. This determination of affiliate status is not a conclusive determination for other purposes.

As of January 31, 2000, there were 34,910,631 shares of the registrant's Common
                              Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                              TENFOLD CORPORATION
                        1999 FORM 10-K AND ANNUAL REPORT


                               TABLE OF CONTENTS
                               -----------------

                                                                                                 Page
                                                                                                 ----
PART I.
Item 1.          Business......................................................................     3
Item 2.          Properties....................................................................    21
Item 3.          Legal Proceedings.............................................................    22
Item 4.          Submission of Matters to a Vote of Security Holders...........................    23
Item 4A.         Executive Officers of the Registrant..........................................    24

PART II.
Item 5.          Market for Registrant's Common Equity and Related Stockholder
                    Matters....................................................................    29
Item 6.          Selected Financial Data.......................................................    30
Item 7.          Management's Discussion and Analysis of Financial Condition and
                    Results of Operations......................................................    32
Item 7A.         Quantitative and Qualitative Disclosures about Market Risk....................    49
Item 8.          Financial Statements and Supplementary Data...................................    50
Item 9.          Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure.......................................................    50

PART III.
Item 10.         Directors and Executive Officers of the Registrant............................    51
Item 11.         Executive Compensation........................................................    51
Item 12.         Security Ownership of Certain Beneficial Owners and Management................    51
Item 13.         Certain Relationships and Related Transactions................................    51

PART IV.
Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K...............    52
                 Signatures....................................................................    55

                                     PART I


Item 1. Business

  This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as "expects," "intends," "anticipates," "should," "believes," "plans," "estimates," "may," variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments or otherwise. There are many factors which could cause actual results to differ materially from those contained in the forward-looking statements. Some of these factors are described under the section entitled " Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Market Price of Stock."

Overview

  TenFold is a provider of large-scale e-business applications for market-leading customers in banking, communications, energy, healthcare, insurance, investment management and other industries. TenFold delivers dynamic, Web-centric applications that meet customers' needs in rapidly changing business environments, and that are flexible to adapt to changing needs over time. We offer the TenFold Guarantee, the industry's first money-back guarantee for large-scale software applications. We deliver applications on time, for a fixed price, and on target--or we refund our customer's money. We also offer the TenFold Guarantee when customers choose our optional FastStart program to implement TenFold applications into production.

  Our mission is to become the leading provider of industry-specific, or "vertical," e-business applications in multiple industries. We intend to accomplish this by developing innovative applications for customers and reselling these applications to other companies in the same industry. Some of our customers include Allstate, Ameritech, Barclays Global Investors, Bonneville Power Administration, Chase Manhattan Bank, Crawford & Company, Franklin Templeton, HealthSouth, Mercy Health Services, Provident, SkyTel, Southern Company, Unitrin, and Utica National.

  Using our unique TenFold Way methodology, combined with our Universal Application and TenFold ComponentWare technologies, we deliver innovative applications for our target industries that are feature-rich, flexible, and high quality. Often, these applications fill voids where packaged software solutions lack functionality, lack flexibility, or simply do not exist. Our applications support multi-tiered and Web-based environments, as well as leading database platforms and operating systems.

  We believe that our fixed-time, fixed-price business model, our patented Universal Application, our TenFold ComponentWare technologies, our dynamic applications products, and our unique TenFold Guarantee provide a significant benefit to customers who want to reduce risk and achieve rapid time to market when developing and implementing large-scale e-business applications.

Industry Challenge

  Organizations worldwide face increasing pressure to install new software applications and to replace their outdated applications with new systems as they seek to increase productivity, participate in e-business, and address changing business and competitive demands. Recently, many organizations have spent large amounts of money merely building Web interfaces to existing applications. In many instances, these companies still need new or replacement applications to meet their e-business requirements. To obtain new or replacement applications, companies face a "buy vs. build" dilemma: 1) they can buy packaged software; or
2) they can build custom software, either internally or by hiring a services firm.

  Companies generally turn to independent software vendors, such as Enterprise Resource Planning (ERP) vendors or vertical software providers, when looking for packaged applications. In general, packaged applications promise predictable quality and relatively quick implementation, but lack the flexibility and customization that many companies need and can force companies to alter their business processes. In addition, customizing a packaged application can be costly and time-consuming, and also makes it difficult to accept future software upgrades.

  Alternatively, companies can build custom applications, either internally or with third parties. This approach may give them the functionality and flexibility they seek, but it can carry a high risk of failure. According to research from The Standish Group, a software industry research firm, most large-scale applications development projects significantly exceed budgets and schedules. Even after these excesses, many of these projects are canceled without ever reaching production.

  TenFold believes that cost overruns and unsuccessful projects do not necessarily reflect a lack of skilled personnel, but typically result from the flawed process and technology used to develop large-scale applications.

  Companies often hire software integration or services firms to build and implement mission-critical applications. These firms generally work on a time-and-materials basis, require large numbers of consultants who may remain on site for years, and may exceed budgets and schedules without producing significantly better results than internal development organizations. In addition, these firms typically do not offer ongoing product enhancements because they build custom solutions for a single customer.

  Some services firms offer fixed-time, fixed-price development, often linked to structured methodologies that shorten development and increase predictability by breaking large projects into multiple, smaller projects or phases. While this approach delivers some benefits, it can lead to costly change orders for customers as their requirements change during applications development. In addition, these firms generally lack unique technology to significantly improve applications development time frames.

  Today's software purchasers want the best of both the "buy" and "build" options: the rapid time-to-market and quality benefits of packaged applications, with the tailored-to-their-business features of custom-built software. They need flexible solutions that integrate with existing systems and that not only meet today's business requirements, but can also adapt to meet their changing requirements over time.

TenFold Solution

TenFold delivers dynamic, Web-centric applications that meet customers' needs in rapidly changing business environments, and that are flexible to adapt to changing needs over time. We offer the TenFold Guarantee, the industry's first money-back guarantee for large-scale software applications. We deliver applications on time, for a fixed price, and on target--or we refund our customer's money. We also offer the TenFold Guarantee when customers choose our optional FastStart program to implement TenFold applications into production. In addition, we are beginning to license applications that we built for customers to other companies in the same industries.

 Customer Benefits

  TenFold delivers applications that include rich functionality, offer significant flexibility and quality, and solve the complex, expensive, and time-consuming problems of replacing outdated systems and meeting today's business challenges. We offer these customer benefits:

  Dynamic Applications that Meet True Needs. We deliver dynamic applications that meet precise business needs today and adapt to rapidly changing needs over time, rather than force companies to alter their businesses to conform to packaged applications. We work closely with customers through rapid, multiple iterations to develop applications that meet true needs.

  Guaranteed, Fixed-time, Fixed-price Delivery. Our straightforward promise is that we successfully deliver large-scale applications on time, for a fixed price, and on target, or we refund our customer's money. We deliver software solutions that we believe reduce risk by meeting business requirements quickly, reliably, and for a fixed price.

  Rapid Development.   We have re-engineered the process of building large-scale
software applications. Our unique development process, the TenFold Way, lets us rapidly build sophisticated applications. Our Universal Application and TenFold ComponentWare automate and accelerate applications development and testing, and let us build large-scale, sophisticated applications quickly and reliably with little or no programming.

  Rapid Implementation.   Our optional FastStart program automates much of the
data conversion, data cleanup, applications interfacing, and production testing needed to attain rapid production. We often begin FastStart concurrent with applications development to shorten the time from the start of development to production. We also offer FastStart with a fixed-time, fixed-price guarantee.

  Lower Overall Cost. Because TenFold can deliver large-scale applications in relatively short time frames, we believe that our applications typically cost less than those offered by competitors. By reducing the overall development and delivery time frame, we help customers avoid expensive projects that exceed budgets and schedules. In addition, because we can easily enhance and modify TenFold applications as customer needs evolve, we believe that our products can lower the overall cost of owning and operating large-scale applications.

  Continuous Innovation and Product Enhancement.   We design and build
applications with functionality and capabilities that not only meet the needs of an individual customer, but are also intended to meet the needs of other companies in the same vertical industry. We typically maintain intellectual property rights to the original applications we build, so we can license them as applications products to other companies. Because we expect many of our applications to become resalable products, rather than individual solutions for a single customer, we believe that customers will receive benefits not typically offered by traditional service providers or custom applications developers such as continuous innovation and enhancement, regular upgrades, ongoing support, training, and certification.

 TenFold Differentiators

  We successfully deliver applications through four key differentiators. While we believe that each is significant, it is the combination of the four that lets us build and implement large-scale applications rapidly and lets us offer real business value to our customers.

  The TenFold Way. The TenFold Way is a start-to-finish approach to working closely with our customers to design, develop, test, deliver, and evolve custom applications. The TenFold Way organizes a project into phases, each with well-defined activities and deliverables. The TenFold Way combines continuous communication and customer feedback with rapid, iterative development to keep projects on target.

  Universal Application. We have invented and patented a unique technology-- the Universal Application--for building complex applications dramatically faster than current industry practice. The Universal Application is a sophisticated and powerful applications architecture that reduces design effort and automates and accelerates applications development and testing. The Universal Application lets TenFold begin applications development projects having pre-built significant functionality and having already solved many complex applications design and implementation problems. Our applications developers spend time describing business requirements and desired functionality--not programming.

  TenFold ComponentWare. TenFold ComponentWare is a library of components, reusable across multiple applications and industries, that lets us add complex, business-specific functionality to an application and lets us virtually eliminate applications-specific programming. TenFold ComponentWare includes capabilities such as billing, scoring, and workflow, as well as integration engines. Each component contains features to serve many different types of applications, across multiple vertical industries.

  FastStart. FastStart provides both technology and implementation services to quickly put TenFold applications into production. These services include converting and cleansing existing data, integrating with other applications, running a parallel, and managing the implementation project. We offer FastStart with the same fixed-time, fixed-price, money-back guarantee that we offer for applications development.

  We believe that the integration of our unique applications development process and innovative technology lets us provide significant business value for our customers.

TenFold Strategy

  Our mission is to become the leading provider of vertical software applications by pursuing these strategies:

  Create Resalable Products from Custom Development Projects. We design and build applications to meet the needs of original customers, with the intention to license these applications as packaged applications products within vertical industries. We often maintain intellectual property rights to applications that we design and build. For example, we built and delivered an application for Barclays Global Investors that we have packaged and licensed as TenFold Revenue Manager to other institutional investment management companies. We expect this activity to become an increasingly important aspect of our business in the future.

  Organize into Vertical Business Groups. TenFold is organized into discrete Vertical Business Groups, subsidiaries of TenFold, to tailor marketing, selling, product development, and business strategies for our target vertical industries. As each Vertical Business Group grows in size, gains multiple customers, and develops multiple, resalable applications products, it achieves increasing autonomy. We offer employee incentives tied to the performance of these Vertical Business Groups. We have granted to employees, and plan to continue to grant, options to acquire capital stock of these subsidiaries. We expect these grants over time to total approximately 15% to 20% of each subsidiary. We have also offered, and may offer in the future, Vertical Business Group equity to strategic industry partners. These subsidiaries may raise capital independently through an initial public offering, private placement or other means, or be spun off from TenFold.

  As of December 31, 1999 we had formed six subsidiaries from which we are conducting or expect to conduct our vertical business operations in the banking, communications, energy, healthcare, insurance, and investment management industries. We are in the process of preparing intercompany agreements to cover technology licensing and shared services between TenFold and these subsidiaries, and between the subsidiaries themselves. We are also in the process of transferring many of our employees to these subsidiaries.

  For financial information about TenFold's operating segments, see "Note 14 - Operating Segments" of Notes to Consolidated Financial Statements.

  Further Penetrate Multiple Vertical Markets.   We build large-scale e-business
applications that address under-served needs in large, multi-billion-dollar vertical markets. By significantly reducing time to market and offering flexible and dynamic applications products, we believe we can compete in industries such as banking, communications, energy, healthcare, insurance, and investment management, and attract market-leading customers as reference accounts. We intend to further penetrate these industries by continuing to identify, build, and sell additional, industry-specific applications.

  Enter New Vertical Markets. We believe that we can also offer new and replacement applications for additional vertical industries in the future. Our strategy as we enter and compete in new vertical industries is to recruit industry veterans with substantial domain knowledge and skills, and target sales and marketing efforts at high-potential prospective customers.

  Leverage Innovative Technology. The Universal Application and TenFold ComponentWare automate and accelerate applications development and testing, and let us build large-scale, sophisticated applications quickly and reliably. The Universal Application speeds development, enforces consistency, and enables extensive, automated testing throughout the applications life cycle. We continually enhance and update the Universal Application and TenFold ComponentWare to add functionality, improve performance and scalability, and increase our applications development productivity. All of our customers benefit from enhancements to the Universal Application.

  Leverage Alternative Distribution Channels. We believe third parties can successfully use the TenFold Way, the Universal Application, TenFold ComponentWare, and FastStart to rapidly develop and implement applications. We plan to establish relationships with applications service providers, value-added resellers (VARs), and software distributors in the U.S. and international markets, and we hope to broaden distribution of TenFold products and increase software license revenues through these third-party relationships. We have a relationship with Perot Systems Corporation, a systems integrator, to develop and deliver applications, products, and services to TenFold and Perot Systems customers using the TenFold Way, the Universal Application, TenFold ComponentWare, and FastStart. See "Strategic Alliance" for more information concerning this relationship.

  Practice Precision Execution. TenFold employees aspire to a well-defined company culture and set of core values. We see TenFold as more than our company name; it is a culture statement. Each employee attends an initial "Boot Camp" and ongoing training to learn the TenFold Way, our technology, and our company values. We strive for Precision Execution in all facets of our business, and constantly monitor and improve our individual, team, and company productivity and performance. We strive to continuously increase employee productivity and product quality by enhancing our processes and technology.

Technology

  A TenFold application is any application that TenFold or others build using TenFold technology. A TenFold application consists of the Universal Application, selected components from TenFold ComponentWare, and a description of the desired functionality and attributes of the specific application. Applications developers use the Universal Application to build TenFold applications without programming.

 Universal Application

  The Universal Application is a carefully layered applications architecture, written in C and C++ programming languages, that lets applications developers build an application by describing its semantic--desired functionality and attributes--without programming. Because describing an application is easier and faster than traditional programming and does not require programming skills, an applications development team can typically describe a complex application in weeks. Once applications developers describe an application or part of an application, the Universal Application reads the description and becomes the described application. Thus, for many large, complex applications, the Universal Application is a complete, already-written, ready-to-execute application lacking only a specific definition of the desired functionality and attributes. The Universal Application delivers these benefits:

  .  little or no programming to create a complex application;

  . significant automation of applications development by virtually eliminating traditional programmer tasks such as writing SQL, writing logic functions, converting business rules into logic, managing computer-to-computer communications, and designing user interface screens;

  . improved consistency, quality, and performance because programmers often vary in their ability to achieve a high level of consistency, quality, and performance;

  . carefully layered architecture to facilitate portability, future maintenance, feature additions, and migration to new or emerging industry standards;

  .  demonstrated scalability as customers add users and computing capacity; and

  .  typically sub-second performance when properly configured.

  Describing an Application Using the Universal Application.   Applications
developers use the ApplicationXpress portion of the Universal Application to describe and test an application. Applications developers describe the semantic- -desired features and functionality--of the application without programming.

ApplicationXpress contains the following:

  . TenFold Librarian lets applications developers describe the application that they are building. TenFold Librarian provides menus, transactions, and screens that applications developers use to describe the application, and store the application description, or semantic, in the TenFold Dictionary.

  . TenFold Dictionary is a relational database that contains the semantic of the application. The semantic precisely describes the application.

  . TenFold Reporter is a powerful reporting system that applications developers use to define, execute, and manage the production, requesting, and distribution of reports--including outputs to print, view interactively, or distribute via e-mail or fax--for an application.

  . TenFold AutoTest is an integrated testing system that applications developers use to test individual applications components as they complete them, and fully test the completed application.

     Executing an Application. When end-users execute a TenFold application, they are executing the Universal Application which points to the TenFold Dictionary containing the applications semantic for their application. The Universal Application automatically reads the applications semantic from the TenFold Dictionary at the appropriate time and becomes the application described in the applications semantic.

     Configuring an Application. Customers can run the Universal Application on many leading relational databases, server operating systems, client operating systems, and communications systems. It is relatively easy for the Universal Application to support additional technologies and platforms as customers request them or as they become industry standards.

 TenFold ComponentWare

  TenFold ComponentWare is a family of pre-written applications components that easily plug into the Universal Application to extend its functionality without programming. TenFold ComponentWare delivers these benefits:

  . no programming required to add complex processing capabilities to an application;

  . robust applications functionality as each component contains features to serve many different types of applications, across multiple vertical industries; and

  . carefully layered architecture to facilitate portability, future maintenance, feature additions, and migration to new or emerging industry standards.


FastStart

  FastStart provides both technology and implementation services to quickly put TenFold applications into production. FastStart uses the capabilities of the Universal Application and TenFold ComponentWare to rapidly:

  .  convert, cleanse, import, and export data;

  . configure applications, including client-based workflows, business rules, and security;

  .  conduct parallel testing; and

  .  create internal and external applications interfaces.


Services

  TenFold builds and implements large-scale e-business applications rapidly and for a fixed price. Our services can be divided into three elements: building applications, implementing applications, and post-implementation training and applications services.

 Building Applications--The TenFold Way

  We call our unique process for rapidly delivering sophisticated applications the "TenFold Way". We organize projects into phases, each with well-defined activities and deliverables.

  Executive Overview. In the Executive Overview phase, we write and deliver a 30-50 page executive overview that describes the application's scope and functionality. We use applications research, detailed interviews with end-users and senior managers familiar with applications needs, and our applications expertise to prepare the executive overview.

  Requirements. In the Requirements phase, we define and confirm requirements and cross check them for accuracy and completeness. Requirements deliverables are applications concepts training, an applications concepts manual, a demonstration script, an acceptance tests book, a reports book, and a database design book.

  InitialPrepare and Grazing. In the InitialPrepare phase, we use the Universal Application to rapidly build the first version of an application, including end-user responsibilities, menus, transactions, reports, analyses, and business engines. We build, test, and deliver a first release of the application for customer feedback, a process we call "Grazing," and incorporate this feedback into subsequent releases. End-users provide better feedback after they have hands-on experience, and their Grazing comments help us fine-tune the application's design. Interim releases of TenFold applications are not applications prototypes, but are actual, working versions of the entire application that customers can install and use.

  FinishProject. After multiple Grazing cycles, we conduct the FinishProject phase to complete the application on schedule and on target. During FinishProject, the application passes all acceptance tests and we deliver the completed application to our customers.

 Implementing Applications--FastStart--Fixed-Time, Fixed-Price Implementation

  We offer FastStart--which is both a process and a technology--to successfully install TenFold applications into production for a fixed price and on a fixed schedule. FastStart services include converting and cleansing legacy data, integrating with other applications, running a parallel, and managing the implementation project. We often begin FastStart concurrent with applications development to shorten the time from the start of development to production.

 Training and Applications Services

  We believe that superior customer service is critical to selling our products and services to our customers. We offer training and applications support services so that customers can successfully operate, maintain, and evolve their applications.

  Education and Certification. TenFold Education offers professional certification programs to TenFold applications developers, end-users, information technology professionals, and training professionals who need to understand the TenFold Way, the Universal Application, TenFold ComponentWare, FastStart, and TenFold applications products. Training programs include classroom instruction, detailed courseware, and on-site training.

  Customer and Technical Support. TenFold Applications Services provides customers with new releases of their TenFold applications, new releases of the Universal Application, on-site support immediately following project completion, additional support when their applications go into production, and applications consulting to adapt their applications.


Applications Products

  Our strategy is to create resalable applications products from custom development projects. We use the Universal Application to build all the applications we develop for our customers. We believe that we can license many of the applications we develop for individual customers as applications products to other companies in the same vertical industries. While we have derived the majority of our license revenue to date from custom applications that we have developed for specific customers, we have successfully resold TenFold Revenue Manager, TenFold CardioTrac, TenFold MeterNow!, and PolicyXpress, and we plan to resell other applications products to other customers. Current TenFold applications products that we offer to customers are:

  TenFold Revenue Manager.   TenFold Revenue Manager is a flexible, multi-
currency invoicing and revenue accounting system for institutional investment managers. TenFold Revenue Manager automates invoicing tasks, ensures accuracy, and produces complex invoices quickly and reliably so that investment managers can improve cash flow and reduce operating costs.

  TenFold CardioTrac.   TenFold CardioTrac is a Web-centric, scalable
cardiovascular outcomes application that captures encounter and outcomes information, patient demographics, lab data, and other procedure results for physicians and researchers. TenFold CardioTrac delivers timely, accurate, and accessible cardiovascular outcome data that healthcare providers can use to pinpoint effective treatments.

  TenFold MeterNow!   TenFold MeterNow! integrates multiple sources of customer, meter, usage, and billing data into one source of consistent, quality data. The application automatically obtains meter and usage information, validates and edits the information, and exports settlement-ready data to designated recipients.

     PolicyXpress.   PolicyXpress provides a complete solution for policy
administration including Web-based quoting and policy intake, expert underwriting, and automated policy renewal. Insurers use PolicyXpress to quickly define new products, including company-specific rates and rules, without programming.

     Landmark. TenFold acquired the Landmark product in conjunction with the acquisition of The LongView Group. Landmark is a leading institutional portfolio management and trading desk software application for the investment management industry. LandMark provides portfolio modeling, electronic trading, and compliance functionality to many large investment management firms.

  We are currently developing a number of other applications with customers that we expect to license to other companies.

  In many cases, the agreement with the original customer for a particular application requires us to pay that original customer royalties, or restricts in various ways our rights to resell the application to third parties. In connection with our strategic relationship with Perot Systems Corporation, under certain circumstances Perot Systems or their customers will own rights to the applications that we develop.

Customers

  Our current major customers include:

----------------------------------------------------------------------------------------------------
Insurance                          Investment Management             Energy
----------------------------------------------------------------------------------------------------
Allstate                           Barclays Global Investors         Bonneville Power
Crawford & Company                 Chase Manhattan                     Administration
Provident Companies                Franklin Templeton                Southern Company Energy
Royal & SunAlliance                Dresdner RCM Global                 Marketing
Trumbull Services                    Investors                       Enron
Unitrin
Utica National
----------------------------------------------------------------------------------------------------
Banking                            Healthcare                        Communications
----------------------------------------------------------------------------------------------------
Abbey National                     HealthSouth                       SkyTel
                                   Mercy Health Services             Ameritech
----------------------------------------------------------------------------------------------------
Other
----------------------------------------------------------------------------------------------------
Heidrick & Struggles
Nielsen Media Research
----------------------------------------------------------------------------------------------------

  As of December 31, 1999, we have earned revenues from more than 35 customers. Some of our customers accounted for more than 10% of total annual revenues during the past three years. Allstate and Abbey National accounted for 18% and 10% of our annual revenues, respectively, during the year ended December 31, 1999. Unitrin, Provident Companies, Crawford & Company, and Utica National, accounted for 20%, 15%, 13%, and 10% of our revenues, respectively, for 1998. Indus International, Unitrin, and Board of Trading Clearing Corp. accounted for 39%, 31%, and 11% of our revenues, respectively, for 1997. Four of our customers, Provident Companies, Westfield, Utica National, and Unitrin, have purchased stock in TenFold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" for additional information regarding our revenues from these customers.

  Revenues from international customers were approximately 10% and 1% of total
revenues for the years ended December 31, 1999 and 1998 respectively.    There
were no revenues from international customers for the year ended December 31, 1997.

  We have one contract with an agency of the Federal Government that can be terminated for convenience at their election. They may cancel any undelivered portion of the deliverables under the agreement for convenience. In the event of cancellation they are obligated to pay all monies due and payable through the date of termination, plus 30% of all future unbilled payments due under the agreement.


Sales and Marketing

  TenFold products and services require a substantial financial commitment by our customers. Sales cycles typically range from three to twelve months from the time we initially meet with a prospective customer until the customer hires TenFold to build an application. Decision-makers are primarily senior executives of large companies in our target industries. The TenFold Guarantee is an important selling point to executives experiencing significant problems with their large-scale applications.

     A significant amount of our business comes from additional projects from existing customers, referrals from existing customers, and from relationships within our target industries. To build demand for TenFold products, we identify, educate, and qualify high-potential sales prospects through a variety of marketing activities, including attendance at targeted conferences and trade shows, mailings to senior business and information technology executives, advertising, private briefings with individual companies, and seminars that demonstrate our unique capabilities. We have an active public relations program to create marketplace awareness and communicate our value proposition to key audiences such as press, analysts, and other industry influencers.

     We primarily sell TenFold products and services through our direct sales force, which includes seasoned applications sales staff. We incent the sales force based on successful achievement of revenue and other targets. In addition, we expect to broaden distribution of TenFold products through relationships with applications service providers, value-added resellers (VARs), and software distributors in the U.S. and international markets. We have a strategic relationship with Perot Systems Corporation, a systems integrator, to develop and deliver applications, products, and services to TenFold and Perot Systems customers using the TenFold Way, Universal Application, TenFold ComponentWare, and FastStart. Under the agreement, Perot Systems will provide us with the opportunity to sign contracts with revenue of $30 million during the first two years of the agreement. See "Strategic Alliance" for more information concerning this relationship.

     We organize TenFold into Vertical Business Groups, subsidiaries of TenFold, to tailor our marketing and selling strategies for our target vertical industries. As each Vertical Business Group grows, gains multiple customers, and begins to develop resalable products, we add dedicated product marketing and sales staff with vertical domain expertise and sales experience.


Strategic Alliance

     We entered into a strategic alliance agreement with Perot Systems Corporation, a systems integrator, which became effective May 1, 1999. The agreement provides for the development and delivery of applications, products, and services to TenFold and Perot Systems customers using the TenFold Way, Universal Application, TenFold ComponentWare, and FastStart. The agreement provides that:

     . Perot Systems will provide us with opportunities to subcontract the delivery of our products and services under Perot Systems customer contracts and to deliver our products and services directly to customers identified by Perot Systems;

     . If Perot Systems does not provide us with opportunities to contract for revenue of at least $15 million in each of the two years following May 1, 1999, Perot Systems will pay us 20% of the shortfall, subject to reduction in the second year to the extent that the opportunities to contract for revenue provided in the first or third year following

          May 1, 1999 exceed $15 million. We recognized no revenues from the Perot Systems alliance agreement in 1999.

     . If Perot Systems meets certain performance milestones, we will not separately contract for or pursue business deals or applications development opportunities with customers or businesses with whom Perot Systems has an outsourcing relationship, and we will not issue any of our securities to, provide application development services to, or provide software licenses to, specific competitors of Perot Systems, except under specific circumstances;

     . If we propose to acquire another business and wish to raise cash in exchange for an equity interest in the acquired company, we and Perot Systems will negotiate to determine whether Perot Systems will fund a portion of the acquisition in cash and receive a proportionate ownership interest in the acquired business;

     . If we spin off a division, we and Perot Systems will negotiate to determine whether Perot Systems should participate in the spin-off;

     . Perot Systems will have the opportunity to purchase up to 1,000,000 shares of our common stock being sold at the initial public offering price, subject to Perot Systems agreeing not to sell these shares for 180 days after the effective date of the offering. Perot purchased 1,000,000 shares in our initial public offering as contemplated by the agreement;

     . Perot Systems will pay us a license fee if Perot Systems sub-licenses the Universal Application, TenFold ComponentWare, or FastStart software to a Perot Systems customer;

     . We grant to Perot Systems a perpetual, royalty-free license to use, copy, modify, and distribute the TenFold Way and FastStart methodologies; and

     . Perot Systems will not develop products using the Universal Application that are directly competitive with existing TenFold products, TenFold products under development, or any new TenFold products, unless Perot Systems already has a new product under development at the time that we develop a new product.

     With respect to applications developed in connection with this strategic relationship, in some cases Perot Systems or their customers will own rights to these applications. The term of the agreement is ten years and may be terminated only for cause, except that after the third year of the agreement either party may terminate the agreement if Perot Systems does not provide TenFold with the opportunity to sign contracts during the third year or any subsequent year providing for revenue of at least $7.5 million, increasing from year to year based on TenFold revenue growth.


Research and Development

     Our research and development organization consists of teams of development engineers and product managers. The research and development organization uses a "documentation-centric" development process that includes planning and documenting deliverables in advance, rigorously adhering to coding standards, and performing nightly acceptance tests of all technology. We continuously monitor quality, analyze the root-cause of defects, report daily and weekly status, and regularly communicate individual and team performance and adherence to schedule and functionality requirements.

     Our development infrastructure and processes produce documentation, quality assurance, platform certification, release management, and delivery capabilities (in addition to design and implementation functions) for our technology and products. Notably, we do not employ traditional quality assurance engineers or technical writers. Developers use TenFold AutoTest--our integrated testing technology--to perform nightly acceptance tests on all products, components, and technologies under development. We believe that these approaches yield significantly higher quality than employing large teams of software testers and technical documentation writers.

     Research and development expenses were approximately $18 million for the year ended December 31, 1999, $10 million in 1998, and $5 million in 1997. As of December 31, 1999, we had 156 dedicated research and development staff. We intend to continue to make substantial investments in research and development to maintain and enhance the TenFold Way, the Universal Application, TenFold ComponentWare, TenFold FastStart, and our applications products.


Competition

     The principal competitive factors in our markets include quality of services and products, speed of development and implementation, price, project management capability, and technical and business expertise. We believe that we compete favorably with respect to these factors and that our focus on providing high-quality solutions to meet customer business needs and our guaranteed delivery of fixed-time, fixed-price applications distinguishes us from our competitors. We compete primarily with the following:

     Vertical Packaged Software Vendors.   We face competition from packaged
software vendors in our target industries such as Policy Management Systems Corporation (PMSC) in insurance, and McKesson-HBOC in healthcare. Vertical packaged software vendors typically have domain expertise and an established user base within a particular industry and their applications provide industry-specific functionality.

     ERP Packaged Software Vendors.   We occasionally face competition from ERP
vendors who are beginning to offer industry-specific applications. Customers primarily license software packages to limit the risks associated with new software development and improve time to market. However, packaged ERP applications often require modification or force companies to alter their business processes. We believe that TenFold applications generally complement our customers' ERP solutions, rather than compete directly with them.

  Consulting and Software Integration Firms. We face competition from consulting and software integration firms, such as Andersen Consulting and EDS, who build applications for hire. These firms generally work on a time-and-materials basis and typically do not offer fixed-time, fixed-price services.

  Fixed-Time, Fixed-Price Service Firms.   We compete with services firms that
offer fixed-time, fixed-price applications development, such as Cambridge Technology Partners and Sapient. These companies use structured methodologies to shorten development time frames and often break large projects into multiple, smaller ones. While this approach delivers some benefits, it can lead to costly change orders for customers as their requirements change during application development. We believe that TenFold's unique technology and our money-back TenFold Guarantee give us an advantage over these competitors for delivering large, complex applications for a fixed price.

  Internal Development.   We face competition from internal information
technology (IT) organizations that aim to develop and implement applications. The skill level of IT professionals varies by customer, and the current IT labor shortage makes it difficult for companies to attract and retain skilled IT professionals. In addition, internal IT departments have limited resources and few have the ability to devote staff exclusively to applications development.


Patents, Intellectual Property Rights, and Licensing

  We rely primarily on a combination of patent, copyright, trademark and trade secret laws, coupled with nondisclosure and other contractual restrictions on copying and distribution, to protect our proprietary technology. We have been issued a patent covering our unique technology for rapidly building large-scale software applications. This patent protects our "method and system for database application software creation requiring minimal programming." We also have two patent applications pending before the United States Patent and Trademark Office and two international patent applications pending under the Patent Cooperation Treaty. We intend to continue to seek patents on our inventions where appropriate. We have registered three trademarks in the United States and three trademarks in international jurisdictions. We also have twenty-two trademark applications pending in the United States and sixteen trademark applications pending in international jurisdictions. We will continue to seek protection in the United States and in various foreign jurisdictions for distinct marks, including our distinctive TenFold logo.

  In addition, as part of its confidentiality procedures, we generally enter into nondisclosure agreements with our employees, customers, consultants, and corporate partners, and limit access to and distribution of our software, documentation, and other proprietary information. We retain ownership of the Universal Application, TenFold ComponentWare, and TenFold FastStart. We generally retain ownership of the applications products that we develop for customers. However, with respect to applications developed in connection with our strategic relationship with Perot Systems Corporation, in some cases Perot Systems or their customers will own rights to these applications. In some cases we are obligated to pay royalties on future sales of specific applications, or are prohibited from licensing applications for specified periods of time or to specified third parties.

     For information concerning risks associated with intellectual property rights, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - If we cannot protect or enforce our intellectual property rights, our competitive position would be impaired and we may become involved in costly and time-consuming litigation."


Acquisition

     On October 7, 1999 we completed the acquisition of the LongView Group, Inc. (LongView), developers of a leading institutional portfolio management and trading desk software application for the investment management industry. The LongView Group's LandMark product provides portfolio modeling, electronic trading and compliance functionality to many large investment management firms. Under the terms of the agreement, we acquired from Barclays California Corporation ("BarCal") all of the issued and outstanding capital stock of LongView for $22 million, comprised of $10 million in cash and a $12 million note from TenFold to BarCal. In addition, we incurred $416,000 in acquisition related costs. BarCal has been a customer of LongView since 1998. BarCal has been a customer of TenFold since 1997 and, as such, has various software license and service agreements with us. Simultaneous with the acquisition, BarCal purchased a software license and related technical support services from us for $4 million. We recorded approximately $3.7 million of license revenue in 1999 and are recording the remaining $300,000 as support revenue, ratably over the support period.


Employees

     We believe that our growth and success are attributable in large part to high-caliber employees and an experienced management team, many with years of industry experience in building, implementing, and selling mission-critical applications. We focus on maintaining a strong corporate culture tied to key values; namely, speed, integrity, customer satisfaction, commitment, employee growth, long-term strategy, and precision execution. Each employee attends an initial "Boot Camp" and ongoing training to learn the TenFold Way, our technology, and our company values. To encourage these company values, we recognize and reward employees who demonstrate them in their everyday work. We intend to continue teaching and promoting our values and believe this will provide us with a sustainable competitive advantage. We offer a work environment that lets employees make meaningful contributions, as well as incentive programs to continue to motivate and reward our employees.

     As of December 31, 1999, we had 535 employees, including 242 in applications development, professional services, and support; 156 in research and development; 70 in sales and marketing; and 67 in finance, administrative, and information technology support functions. None of our employees is represented by a labor union. We believe that our employee relations are good.

Item 2.  Properties

     Our principal executive offices are located near Salt Lake City, Utah where we lease approximately 36,000 square feet under a lease that expires in December 2001. We are planning to relocate one of our existing San Francisco, California offices to a 77,000 square foot office under a eight year lease that begins in May 2000, adding approximately 65,000 square feet. We expect to sublease approximately 28,000 square feet of this new space for 24 months and 9,000 square feet for 12 months as part of this relocation. We also plan to open a new office in Irving, Texas in April 2000 under a five year lease for 23,000 square feet. We expect to finalize arrangements in the first quarter of 2000 to purchase two office buildings totaling 14,000 square feet in San Rafael, California which we plan to use for research and development activities. We plan to sublease 7,500 square feet of this space for 12 months.

     We also currently lease office space (averaging approximately 10,000 square feet, and typically with 5-year lease terms) in Atlanta, Boston, Chicago, Dallas, Foster City, Raleigh, Richmond UK, and San Francisco, which we use for applications development, research and development, sales, and vertical business management. We also maintain smaller offices (each typically less than 1,000 square feet and with 1 year or less lease terms) in Austin, Cambridge, Eden Prairie, Park Ridge, London UK, Waltham, and New York, which we use primarily for sales activities. We believe that our current facilities are adequate to meet our needs and that additional space will be available as we need it.

Item 3.  Legal Proceedings

     On September 17, 1999, Ohio Farmers Insurance Company doing business as Westfield Companies (the "Plaintiff"), filed a complaint in the United States District Court for the District of Ohio seeking $5.8 million from us. The complaint alleges that we failed to deliver on contractual commitments under a license agreement with the Plaintiff and includes specific claims of anticipatory breach of contract, breach of express warranty, and negligent misrepresentation. The $5.8 million being sought from us by the Plaintiff was paid to us by the Plaintiff in the first half of 1999. On November 4, 1999, we filed our Answer and Counterclaim denying these claims and seeking recovery of $3.9 million that the Plaintiff owes us under the license agreement together with claims for additional damages. The case is in its preliminary stages. Based on the information currently available, we believe that we have valid defenses against Plaintiff's claims and we intend to vigorously defend the Plaintiff's claims. We also intend to vigorously enforce our rights under the license agreement, including recovery of the $3.9 million due and owing under the agreement.

     Our legal counsel has commenced investigation of the facts pertinent to the claims and counterclaims. Based on their analysis and current assumptions, our counsel has advised us that there is a reasonable likelihood that we will successfully prosecute our claims and defenses. They have advised us that, pending further investigation and discovery, the prospect that we will incur a loss regarding monies already collected is remote, and that it is too early in the litigation process to determine the probability of a recovery or loss with respect to the remaining $3.9 million due under the agreement. The $3.9 million due and owing under the agreement is included in our accounts receivable in our consolidated balance sheet at December 31, 1999, and there has been no allowance for loss recorded on this receivable. Due to the high degree of uncertainty associated with litigation, it is possible that we will incur a loss with respect to the $3.9 million currently due from the Plaintiff. Such loss could range from zero to $3.9 million. However, at the current time, the amount of any loss cannot be reasonably estimated. Although we believe we will ultimately prevail against the Plaintiff in the matters explained above, an unfavorable outcome of these matters may have a material adverse impact on our financial position and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders


  None

Item 4A.    Executive Officers of the Registrant

The officers of the Company are as follows:

                   Name                      Age                       Position(s)
                   ----                      ---                       -----------
Gary D. Kennedy (1).......................    46  President, Chief Executive Officer, and Director
Jeffrey L. Walker (1).....................    57  Chairman, Executive Vice President, and Chief Technology
                                                  Officer
William M. Conroy (1).....................    40  Executive Vice President and Chief Operating Officer
Max P. Brough.............................    58  Senior Vice President and Chief Information Officer
Robert P. Hughes (1)......................    40  Senior Vice President and Chief Financial Officer
Glen D. Mella.............................    42  Senior Vice President of Marketing and Alliances
Sameer E. Shalaby (1).....................    31  Senior Vice President of Development
Adam Slovik...............................    32  Senior Vice President of Worldwide Applications
                                                  Development
Laurence F. Stevens.......................    45  Senior Vice President of Technical Products
Richard W. VanderDrift....................    53  Senior Vice President of Applications Products
Jeffrey J. Anderson.......................    44  President of TenFold Healthcare, Inc.
Scott E. Calder...........................    47  President TenFold New Ventures
Donald R. Jefferis (1)....................    37  President of TenFold Energy, Inc.
John M. Kealey............................    41  President of TenFold Communications, Inc.
Bernard C. Mazon (1)......................    50  President of TenFold Insurance, Inc.
Michele W. McGovern (1)...................    38  President of TenFold Investment Management, Inc.
Charles R. Stucki.........................    36  President of TenFold Financial Services, Inc.

(1)  Denotes Executive Officer

     Gary D. Kennedy joined TenFold in September 1996 as its President and Chief Executive Officer. Prior to joining TenFold, from 1993 to 1996, Mr. Kennedy served a three-year mission in Brazil for The Church of Jesus Christ of Latter-day Saints. From 1990 to 1993, except during periods of personal illness, he served as President, Chief Executive Officer, and Chairman of PRC Incorporated, a systems integrator company and wholly owned subsidiary of Black & Decker, an appliance and tool company. Prior to joining PRC Incorporated, Mr. Kennedy served in various sales and management positions at Oracle Corporation, a database software company, from 1982 until 1990, including President of Oracle USA during 1990. Prior to joining Oracle, Mr. Kennedy served as Marketing Manager for Intel Corporation, a semiconductor company. Mr. Kennedy holds a BA in finance from the University of Utah and an MBA from Northwestern University, Kellogg Graduate School of Management. In 1999, he joined the Board of Directors at overstock.com, an Internet shopping service. In 1999, Mr. Kennedy joined the Board of Directors at Idea Xchange, an on-line knowledge acquisition company.

     Jeffrey L. Walker founded TenFold in February 1993 and has served as its Chairman, Executive Vice President, and Chief Technology Officer since October 1996. From TenFold's inception to October 1996, Mr. Walker served as TenFold's Chairman, President, Chief Executive Officer, and Chief Technology Officer. Prior to founding TenFold, from 1991 to 1993, Mr. Walker was an independent consultant. From 1985 to 1991, Mr. Walker held several management positions at Oracle Corporation, including Executive Vice President from 1987 to 1991, General Manager Applications Division from 1985 to 1991, Chief Financial Officer from 1987 to 1991, and Senior Vice President of Marketing during 1986. Prior to joining Oracle, Mr. Walker founded and served as Chief Executive Officer of Walker Interactive Products, an application software company, from 1980 to 1985. Mr. Walker holds a BA in mathematics from Brown University.

     William M. Conroy joined TenFold in November 1997 and has served as its Executive Vice President and Chief Operating Officer since October 1998. From November 1997 to October 1998, Mr. Conroy served as TenFold's Senior Vice President of Sales. Prior to joining TenFold, from 1986 to 1997, Mr. Conroy held several sales and management positions at Oracle Corporation, a database software company, including Group Vice President in the U.S. Sales Division in 1996 and 1997, and Area Vice President of Sales from 1990 to 1996. Prior to joining Oracle, Mr. Conroy worked at IBM in various account management positions. Mr. Conroy holds a BA in marketing from Bowling Green State University.

     Max P. Brough joined TenFold in April 1998 as its Senior Vice President and Chief Information Officer. Prior to joining TenFold, from 1996 to 1998 and from 1980 to 1985, Mr. Brough served as Director of Information Technology for the University of Utah. From 1993 to 1996, Mr. Brough served a three-year mission in Baton Rouge, Louisiana for The Church of Jesus Christ of Latter-day Saints. From 1985 to 1993, Mr. Brough served as Vice President of Information Systems at First Health, Inc., a health benefits company. Mr. Brough holds a BS in education from the University of Utah.

     Robert P. Hughes joined TenFold in February 1995 as its Chief Financial Officer and has served as a Senior Vice President of TenFold since October 1998. Prior to joining TenFold, Mr. Hughes served in various finance and administrative capacities at Oracle Corporation, a database software company, from 1989 to 1995, including Senior Director of USA Revenue Administration and Accounting from 1993 to 1995, Director of Revenue Accounting, Credit and Collections from 1992 to 1993, and Director of Internal Audit from 1989 to 1992. Prior to joining Oracle, from 1982 to 1989, Mr. Hughes served in various audit positions for KPMG LLP, a public accounting firm, including Audit Manager. Mr. Hughes holds a BA in business administration from the Haas School of Business, University of California, Berkeley, and is a Certified Public Accountant.

     Glen D. Mella joined TenFold in January 1997 as its Vice President of Marketing and has served as TenFold's Senior Vice President of Marketing and Alliances since October 1998. Prior to joining TenFold, from 1996 to 1997, Mr. Mella served as Vice President of Marketing for CyberPath Inc., a provider of electronic data interface solutions for the Internet. From 1994 to 1996, Mr. Mella served as Vice President of Marketing for Novell, Inc., a network software company. From 1993 to 1994, Mr. Mella served as Vice President of Marketing Communications for WordPerfect Corporation, a business and office software products company. From 1991 to 1993, Mr. Mella served as Marketing Director for Dial Corporation, a personal and household products company. From 1987 to 1991, Mr. Mella served as a Product Manager for the Frito-Lay division of PepsiCo., a beverage and foods company. Mr. Mella holds a BS in business management from Brigham Young University and an MBA from Northwestern University, Kellogg Graduate School of Management.

     Sameer E. Shalaby joined TenFold in August 1993 and has served as its Senior Vice President of Development since October 1999. From August 1993 to October 1999, Mr. Shalaby served in various development and technical capacities at TenFold, including its Vice President of Technical Architecture. Prior to joining TenFold, from 1991 to 1993, Mr. Shalaby served in various development and technical capacities in the Network Products Division at Oracle Corporation, a database software company. From 1988 to 1989, Mr. Shalaby served as a Software Engineer at Security Survival Distributed Systems, a network infrastructure and applications company. During 1988, Mr. Shalaby served as a member of NASA's Advanced Technology Unit's Technical Staff at PRC Incorporated, a systems integrator company and wholly owned subsidiary of Black & Decker, an appliance and tool company. Mr. Shalaby holds a BS in electrical engineering and computer science from The George Washington University and an MS in electrical engineering and computer science from the Massachusetts Institute of Technology.

     Adam Slovik joined Jeffrey L. Walker to found TenFold in February 1993 and has served as its Senior Vice President of Worldwide Applications Development since October 1998. From February 1993 to October 1998, Mr. Slovik served in various development and technical capacities at TenFold, including its Vice President of Applications Architecture. Prior to joining TenFold, Mr. Slovik served in various development and technical capacities in the Applications Division of Oracle Corporation, a database software company, from 1988 to 1992, including Product Manager from 1991 to 1992, Architect from 1990 to 1991, Senior Development Manager from 1989 to 1990, and Senior Developer from 1988 to 1989. Mr. Slovik holds a BS in electrical engineering from the California Institute of Technology.

     Laurence F. Stevens joined TenFold in October 1998 as its Senior Vice President of Technical Products. Prior to joining TenFold, Mr. Stevens held several management positions at Oracle Corporation, a database software company, including Vice President of Product Strategy for the On-Line Analytical Processing Products Division from 1994 to 1998, Vice President of Multimedia and Document Products from 1993 to 1994, Vice President of Office Products from 1989 to 1992, Product Marketing Director from 1987 to 1989, New Products Director from 1986 to 1987, and Senior Product Manager from 1985 to 1986. Mr. Stevens holds a BA in economics from the University of Kansas.

     Richard W. VanderDrift joined TenFold in November 1996 and has served as its Senior Vice President of Applications Products since October 1998. From November 1997 to October 1998, Mr. VanderDrift served as TenFold's Vice President of ComponentWare. From November 1996 to November 1997, Mr. VanderDrift served as TenFold's Vice President of Applications. Prior to joining TenFold, from 1992 to 1996, Mr. VanderDrift served as President of Squire Systems, a software company he founded. From 1987 to 1992 Mr. VanderDrift held various management positions at Oracle Corporation, a database software company, including Vice President of Applications from 1988 to 1991, and Vice President of Financial Applications Research and Development from 1991 to 1992. Mr. VanderDrift holds a BA in business from the University of Texas, Austin and an MBA from the Haas School of Business, University of California, Berkeley.

     Jeffrey J. Anderson joined TenFold in February 2000 as President of TenFold Healthcare Inc., a subsidiary of TenFold. Before joining TenFold, from 1998 to 2000, Mr. Anderson was the corporate senior vice president at Superior Consultant, a provider of information technology services to the healthcare industry, with worldwide responsibility for business development, client satisfaction and strategic service groups. In addition, Mr. Anderson served from 1997 to 1998 as Senior Vice President at Medaphis Healthcare Information Technology, a healthcare information products and services company, and, from 1995 to 1997, Corporate Vice President at Science Applications International Corporation, a diversified high technology research and engineering company. From 1989 to 1995, Mr. Anderson was an executive at McKesson HBOC, a comprehensive healthcare products and services provider. Mr. Anderson received a BA in planning and management from the University of California, Davis, and holds a master's degree in systems management from the University of Southern California.

     Scott E. Calder joined TenFold in March 1999 as the President of TenFold New Ventures. Prior to joining TenFold, from 1985 to 1999, Mr. Calder held several management positions at Mainstream Data, Inc., an information services company which he co-founded, and its successor company, WavePhore Networks, Inc., including Chief Executive Officer from 1992 to 1998, President from 1990 to 1992, and Executive Vice president and Chief Operating Officer from 1985 to 1990. Mr. Calder also served as a director of Mainstream from 1988 to 1998. From 1982 to 1985, Mr. Calder served as Vice President of Marketing at Bonneville Telecommunications Company, a satellite video and data communications services company. Prior to joining Bonneville, from 1979 to 1982, Mr. Calder served as a consultant at Bain and Company, a management consulting firm. Mr. Calder holds BA degrees in English and economics from the University of Utah and an MBA from the Harvard University Graduate School of Business.

     Donald R. Jefferis joined TenFold in August 1999 as the President of TenFold Energy, Inc., a subsidiary of TenFold. Prior to joining TenFold, from 1996 to 1999 Mr. Jefferis served as Vice President and Chief Information Officer of Southern Company Energy Marketing, a joint venture between Southern Energy, Inc. and Vastar Resources, Inc. providing risk management services and products to the energy industry. Prior to joining Southern, Mr. Jefferis served as a Senior Manager and Director of Arthur Andersen's Energy Risk Management Practice; Mr. Jefferis was employed by Arthur Andersen, a public accounting firm, from 1984 to 1996. Mr. Jefferis holds a BS in accounting from Michigan State University.

     John M. Kealey joined TenFold in June 1999 as President of the TenFold Communications Group, recently incorporated as TenFold Communications, Inc., a subsidiary of TenFold. Prior to joining TenFold, from 1997 to 1999, Mr. Kealey was a senior consultant for the Continuous Learning Group, a performance management consulting firm, where Mr. Kealey led the firm's merger and acquisition integration practice. From 1994 to 1996 Mr. Kealey served as President and COO of MobilComm, Inc. (formerly Metromedia Paging Services), a provider of wireless telecommunications services. From 1992 to 1994, Mr. Kealey was President of Metromedia Paging Services, a subsidiary of SBC Communications, Inc.

providing wireless communication services. Mr. Kealey is a Certified Public Accountant and holds an MBA from Washington University in St. Louis, Missouri.

     Bernard C. Mazon joined TenFold in July 1998 and has served as the President of TenFold Insurance Systems Group, recently incorporated as TenFold Insurance Systems, Inc., a subsidiary of TenFold, since October 1998. From July 1998 to October 1998, Mr. Mazon served as TenFold's Vice President of Sales for the Insurance Group. Prior to joining TenFold, from 1994 to 1998, Mr. Mazon served as Executive Vice President in the Financial Services Group at Computer Sciences Corporation, an information technology and services company. Mr. Mazon served as Executive Vice President Group Manager (Information Services) at Policy Management Systems Corporation, a provider of enterprise applications and services (PMSC), from 1987 to 1994. Mr. Mazon holds a BA in business from Duquesne University.

     In February 1997, in connection with Mr. Mazon's role as Executive Vice President Group Manager (Information Services) at PMSC, Mr. Mazon, and four other executive officers of PMSC, entered into a stipulation and consent to final judgment of permanent injunction with the Securities and Exchange Commission. Mr. Mazon consented to the entry of a final judgment permanently restraining and enjoining him from violating the internal control provisions of the Securities Exchange Act of 1934 and ordering him to pay civil penalties in the amount of $20,000. The SEC alleged in its complaint that, from January 1991 through March 1993, PMSC and various of its employees engaged in a number of improper accounting practices which materially misstated PMSC's results of operations. Mr. Mazon neither admits nor denies the allegations contained in the SEC's complaint.

     Michele W. McGovern joined TenFold in July 1997 and has served as President of the TenFold Investment Management Group, recently incorporated as TenFold Investment Management, Inc., a subsidiary of TenFold, since July 1998. From July 1997 to July 1998, Ms. McGovern served as Vice President of TenFold's Investment Management Group. Prior to joining TenFold, from 1988 to 1997, Ms. McGovern founded and served as President of McGovern Group, a technology project management consulting firm serving the investment management industry. From 1987 to 1988, Ms. McGovern served as Assistant Controller in the International Banking Group at Wells Fargo Bank. From 1984 to 1987, Ms. McGovern served as an audit manager in the investment management practice at Pricewaterhouse Coopers LLP. Ms. McGovern is a Certified Public Accountant and holds a BS in finance and accounting from Northeastern University.

     Charles R. Stucki joined TenFold in June 1997 and has served as the President of the TenFold Banking and Credit Group, recently incorporated as TenFold Financial Services, Inc., a subsidiary of TenFold, since October 1998. From June 1997 to October 1998, Mr. Stucki served as TenFold's Vice President of WorldWide Applications Development. Prior to joining TenFold, Mr. Stucki served as a principal at McKinsey & Company Inc., a business consulting company, from 1996 to 1997, and as an associate from 1990 to 1996. Mr. Stucki served as a staff auditor at Arthur Andersen & Company, a public accounting firm, from 1986 to 1988. Mr. Stucki holds a BS in accounting from Brigham Young University and an MBA from the Harvard University Graduate School of Business.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded publicly on the Nasdaq National Market under the symbol "TENF". The following table lists the high and low per share sales prices for the Common Stock as reported by the Nasdaq National Market for the calendar quarters indicated:

                                                                 High       Low
     1999
     Second Quarter (commencing May 20, 1999)..........          32.75     21.50
     Third Quarter.....................................          39.50     22.75
     Fourth Quarter....................................         44.125     17.00

     As of February 1, 2000, there were 34,910,631 shares of the Common Stock outstanding, held by approximately 268 holders of record not including those holding shares in street or nominee name.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends is also restricted under line of credit arrangements with the Company's lender. Future dividends, if any, will be determined by the Company's Board of Directors.

     The Company's registration statement (Registration No. 333-74057) under the Securities Act of 1933, for the Company's initial public offering, became effective and commenced on May 20, 1999. The Company's offering proceeds, net of aggregate expenses of approximately $4.7 million, were $34.2 million. The Company has used a portion of the proceeds for the payment of $10 million for a portion of the purchase price of The LongView Group, Inc., which closed on October 7, 1999. The remainder of the net proceeds has been used to purchase temporary investments consisting of cash and cash equivalents. None of the net offering proceeds were paid directly or indirectly to directors, officers, general partners, holders of 10% or more of any class of equity securities, or beneficial owners or any affiliates.

Item 6.  Selected Financial Data

     The selected consolidated statement of operations data for the years ended December 31, 1999, 1998, 1997 and 1996, and the selected consolidated balance sheet data as of December 31, 1999, 1998, and 1997, are derived from, and are qualified by reference to, TenFold's audited financial statements. The selected consolidated statement of operations data for the years ended December 31, 1995, and the selected consolidated balance sheet data as of December 31, 1996, and 1995, are derived from TenFold's unaudited consolidated financial statements. The historical results are not necessarily indicative of future results.

                                                                                    Year ended December 31,
                                                                ----------------------------------------------------------------
                                                                   1999          1998         1997         1996         1995
                                                                -----------   -----------  -----------  -----------  -----------
                                                                         (in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
       License...............................................   $   47,088    $   13,382   $    5,244   $      271   $      128
       Services..............................................       45,341        26,785        8,879        2,744        1,420
                                                                ----------    ----------   ----------   ----------   ----------
             Total revenues..................................       92,429        40,167       14,123        3,015        1,548


Operating expenses:
       Cost of revenues......................................       30,460        14,529        4,661          370          302
       Sales and marketing...................................       24,540        11,070        2,765           87            -
       Research and development..............................       18,085         9,690        4,739        2,289        1,774
       General and administrative............................        5,231         2,882        1,364          396          178
       Amortization of deferred compensation.................        1,427           153           34            -            -
       In process research and development...................        2,000             -            -            -            -
       Amortization of goodwill and acquired intangibles.....        1,064             -            -            -            -
       Other charge..........................................            -             -        1,449            -            -
                                                                ----------    ----------   ----------   ----------   ----------
             Total operating expenses........................       82,807        38,324       15,012        3,142        2,254
                                                                ----------    ----------   ----------   ----------   ----------
Income (loss) from operations................................        9,622         1,843         (889)        (127)        (706)
                                                                ----------    ----------   ----------   ----------   ----------
Interest and other income, net...............................          981           375          179           28           52
                                                                ----------    ----------   ----------   ----------   ----------
Income (loss) before income taxes............................       10,603         2,218         (710)         (99)        (654)
Provision (benefit) for income taxes.........................        4,736           495         (110)           -         (141)
                                                                ----------    ----------   ----------   ----------   ----------
Net income (loss)............................................   $    5,867    $    1,723   $     (600)  $      (99)  $     (513)
                                                                ==========    ==========   ==========   ==========   ==========
Accretion of Series A and B redeemable
    preferred stock..........................................         (391)         (915)        (274)           -            -
                                                                ----------    ----------   -----------  ----------   ----------
Net income (loss) applicable to common stock.................   $    5,476    $      808   $     (874)  $      (99)  $     (513)
                                                                ==========    ==========   ===========  ==========   ==========
Basic earnings (loss) per share..............................   $     0.19    $     0.04   $    (0.04)  $    (0.00)  $    (0.03)
                                                                ==========    ==========   ==========   ==========   ==========
Diluted earnings (loss) per share............................   $     0.16    $     0.03   $    (0.04)  $    (0.00)  $    (0.03)
                                                                ==========    ==========   ==========   ==========   ==========
       Weighted average shares - basic (1)...................       29,278        21,551       21,542       20,285       20,047
                                                                ==========    ==========   ==========   ==========   ==========
       Weighted average shares - diluted (1).................       34,384        26,663       21,542       20,285       20,047
                                                                ==========    ==========   ==========   ==========   ==========
Consolidated Balance Sheet Data (at period end)
Cash and cash equivalents....................................   $   58,247    $   15,373   $    9,022   $    1,211   $      723
Total current assets.........................................       77,956        23,966       10,443        1,376          846
Total assets.................................................      112,632        30,309       12,044        1,890          963
Total current liabilities....................................       44,574        12,236        2,921          585          561
Long-term obligations, redeemable preferred and
    common stock, less current portion.......................        3,464        14,240        8,640            -            -
Stockholders' equity.........................................       61,840         3,748          483        1,305          403

(1) See Note 13 of Notes to Consolidated Financial Statements for an explanation of the determination of the method used to determine the number of shares used in computing net earnings (loss) per share.

Supplementary Financial Information

     The following tables set forth certain unaudited quarterly results of operations of TenFold for 1999 and 1998. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

                                                                  Quarter ended (unaudited)
                                   ------------------------------------------------------------------------------------------------
                                      Mar 31      June 30     Sept 30      Dec 31      Mar 31     June 30     Sept 30      Dec 31
                                       1998        1998        1998         1998        1999       1999        1999         1999
                                   ----------   ----------  ----------  ----------  ----------  ----------  ----------  -----------
                                                             (in thousands, except share and per share data)
Revenues:
   License.......................  $    1,259   $    1,515  $    4,089  $    6,519  $    5,656  $    7,511  $   10,261  $    23,660
   Services......................       3,940        6,104       6,946       9,795      10,371      11,526      13,209       10,236
                                   ----------   ----------  ----------  ----------  ----------  ----------  ----------  -----------
    Total revenues...............       5,199        7,619      11,035      16,314      16,027      19,037      23,470       33,896
                                   ----------   ----------  ----------  ----------  ----------  ----------  ----------  -----------
Operating expenses:
   Cost of revenues..............       2,176        2,761       4,370       5,222       6,246       6,339       7,365       10,510
   Sales and marketing...........       1,442        2,127       2,942       4,559       4,736       5,843       6,386        7,575
   Research and development......       1,807        2,349       2,442       3,092       3,401       4,046       4,404        6,234
   General and administrative....         471          507         539       1,365         820         865       1,217        2,329
   Amortization of
     deferred compensation.......          13           11          11         118         305         384         376          362
   In process research
     and development.............           -            -           -           -           -           -           -        2,000
   Amortization of goodwill
     and acquired intangibles....           -            -           -           -           -           -           -        1,064
                                   ----------   ----------  ----------  ----------  ----------  ----------  ----------  -----------
     Total operating expenses....       5,909        7,755      10,304      14,356      15,508      17,477      19,748       30,074
                                   ----------   ----------  ----------  ----------  ----------  ----------  ----------  -----------
Income (loss) from operations....        (710)        (136)        731       1,958         519       1,560       3,722        3,822
                                   ----------   ----------  ----------  ----------  ----------  ----------  ----------  -----------
Interest and other income (net)..         102          110         113          50          88         162         324          406
                                   ----------   ----------  ----------  ----------  ----------  ----------  ----------  -----------
Income (loss) before
     income taxes................        (608)         (26)        844       2,008         607       1,722       4,046        4,228

Provision (benefit) for
     income taxes................        (207)          (9)        287         424         234         662       1,558        2,282
                                   ----------   ----------  ----------  ----------  ----------  ----------  ----------  -----------
     Net income (loss)...........  $     (401)  $      (17) $      557  $    1,584  $      373  $    1,060  $    2,488  $     1,946
                                   ==========   ==========  ==========  ==========  ==========  ==========  ==========  ===========

Accretion of Series A
     and B preferred stock.......        (218)        (225)       (232)       (240)       (248)       (143)          -            -
                                   ----------   ----------  ----------  ----------  ----------  ----------  ----------  -----------

Net income (loss) applicable
     to common stock.............  $     (619)  $     (242) $      325  $    1,344  $      125  $      917  $    2,488  $     1,946

Basic earnings (loss)
     per common share............  $    (0.03)  $    (0.01) $     0.01  $     0.06  $     0.01  $     0.03  $     0.08  $      0.06
                                   ==========   ==========  ==========  ==========  ==========  ==========  ==========  ===========
Diluted earnings (loss)
     per common share............  $    (0.03)  $    (0.01) $     0.01  $     0.05  $        -  $     0.03  $     0.07  $      0.05
                                   ==========   ==========  ==========  ==========  ==========  ==========  ==========  ===========

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as "expects," "intends," "anticipates," "should," "believes," "plans," "estimates," "may," variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments or otherwise. There are many factors which could cause actual results to differ materially from those contained in the forward-looking statements. These factors include: limited operating history; attraction and retention of employees; variability of quarterly operating results; dependence on a small number of customers; fixed-time, fixed-price contracts; timing of new product releases; competitive factors; protection of intellectual property; and risks associated with the integration of LongView into TenFold's operations. These are representative of factors which could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Please also refer to the documents filed by us with the Securities and Exchange Commission, which identify important risk factors that could cause actual results to differ from those contained in forward-looking statements. Some of these factors are described below under the section entitled "Factors That May Affect Future Results and Market Price of Stock."

Overview

     TenFold is a leading provider of large-scale e-business applications for market-leading customers in banking, communications, energy, healthcare, insurance, investment management and other industries. From 1993 through 1995, we engaged primarily in the development of our Universal Application technology and derived revenue primarily from technology development and consulting projects, generally on a time and materials basis. In 1996, we began using our Universal Application to develop large-scale, complex applications. Since 1997 we have derived the majority of our license and service revenues from fixed-price, fixed-time applications development projects. In 1998 and 1999, we also began reselling vertical applications products that we had previously developed for other customers.

     We derive our revenues from license fees, application development and implementation services, support services, and training services. License revenues consist of fees for licensing our Universal Application and license fees for the applications that we develop for our customers. We also derive license revenues from the resale of our vertical applications products. Service revenues consist of fees for applications development and implementation, support and training. We recognize revenues consistent with Statement of Position (SOP) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions for 1998 and 1999.

     For software arrangements that include a service element that is essential to the functionality of the software, we recognize license fees related to the application, and the application development service fees, over time as we perform the services, using the percentage-of-completion method of accounting. We determine our proposed fixed price for a project using a formal estimation process that takes into account the project's timetable, complexity, technical environment, and risks. Members of our senior management team approve each fixed price proposal. On a limited basis, we also provide application development and implementation services on a time and materials basis. We recognize revenue on our time and material contracts as we perform the services.

     We recognize license revenues from applications products sales and Universal Application development licenses, whether sold separately or with an application development project, that do not include related services that are essential to the functionality of the software, when the following criteria are met: we have a signed noncancellable license agreement with nonrefundable fees; we have shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable.

     We recognize support revenue from contracts for ongoing technical support and product updates ratably over the support period. We recognize training revenues as we perform the services.

     In mid 1998, we began offering the TenFold Guarantee, the industry's first money-back guarantee for large scale software applications under which we recognize revenue using the percentage-of-completion method of accounting. As a result, in some of our contracts we have guaranteed that we will complete our projects within a fixed-time period or we will refund the fees paid. This guarantee also requires the customer to fulfill various responsibilities within a specified time period, including reviewing and approving requirements, providing timely feedback, and providing adequate staffing or the guarantee is voided. Accordingly, we treat this guarantee as a conditional guarantee. If necessary, we make provisions for estimated refunds or losses on uncompleted contracts on a contract by contract basis and recognize the provisions in the period in which the refunds or losses become probable and we can reasonably estimate them.

     The timing and amount of cash received from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue and unbilled accounts receivable in any given period. We record cash received in excess of revenue earned as deferred revenue. Our deferred revenue balance at December 31, 1999 was $9.1 million, which we expect to recognize as revenue within the next twelve months. Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed. We bill customers for this revenue as payments become due under the terms of the customer's contract. Our unbilled accounts receivable balance at December 31, 1999 was $4.4 million and we expect to bill and collect this amount within twelve months.

     We are organized into discrete Vertical Business Groups, subsidiaries of TenFold, to tailor marketing, selling, product development, and business strategies for our target vertical industries. As each Vertical Business Group grows in size, gains multiple customers, and develops multiple, resalable applications products, it achieves increasing autonomy. We offer employee incentives tied to the performance of these Vertical Business Groups. We have granted to employees, and plan to continue to grant, options to acquire capital stock of these subsidiaries. We expect these grants over time to total approximately 15% to 20% of each subsidiary. We have offered and may offer in the future, Vertical Business Group equity to strategic industry partners. These subsidiaries may raise capital independently through an initial public offering, private placement or other means, or be spun off from TenFold.

     As of December 31, 1999 we had formed six subsidiaries from which we are conducting or expect to conduct our vertical business operations in the banking, communications, energy, healthcare, insurance, and investment management industries. We are in the process of preparing intercompany agreements to cover technology licensing and shared services between TenFold and these subsidiaries, and between the subsidiaries themselves. We are also in the process of transferring many of our employees to these subsidiaries.

     On September 30, 1999, we entered into a definitive agreement to acquire The LongView Group, Inc ("LongView"). The closing of the transaction occurred on October 7, 1999. TenFold's acquisition of LongView was reported in a Form 8-K filed on October 14, 1999, as amended .

     Some of our customers have purchased stock in TenFold Corporation. Westfield Companies and Utica National Insurance Group purchased 250,000 and 70,000 shares of common stock, respectively, in our initial public offering. In December 1998, Provident Companies and Unitrin each purchased 200,000 shares of common stock from us at a purchase price of $5.00 per share and entered into additional license and service agreements with us. In the additional license agreement with Provident Companies, we provide an expanded application license. In the additional license and service agreement with Unitrin, we provide an expanded application license, a Universal Application development license, and implementation and training services. We subsequently determined that the fair market value of a share of common stock at December 30, 1998 equaled $9.88. As a result, we allocated approximately $2.0 million from the contractual value of each of these licensing and service agreements to the common stock transactions. We allocated the remaining contractual balance, a total of $6.1 million, to license and service revenue. We recorded $2.8 million of the total $6.1 million as revenue in 1998, $2.3 million in 1999 and we expect to record the remaining revenue in 2000. During 1999, Provident, Unitrin, Utica, and Westfield accounted for 3%, 3%, 6%, and 9% of our total revenues, respectively. During 1998, Provident, Unitrin, Utica, and Westfield accounted for 15%, 20%, 10%, and 1% of our total revenues, respectively. During 1997,

Unitrin accounted for 31% of our total revenues. Provident, Utica, and Westfield were not customers during 1997.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold's statements of operations to total net revenues.

                                                                                         Years Ended December 31,
                                                                                 ----------------------------------------
                                                                                    1999           1998           1997
                                                                                 -----------    -----------     ---------
Revenues:
     License..............................................................              51%            33%           37%
     Services.............................................................              49%            67%           63%
                                                                                 -----------    -----------     ---------
        Total revenues....................................................             100%           100%          100%

Operating expenses:
     Cost of revenues.....................................................              33%            36%           33%
     Sales and marketing..................................................              27%            28%           20%
     Research and development.............................................              20%            24%           34%
     General and administrative...........................................               6%             7%           10%
     Amortization of deferred compensation................................               2%              -             -
     In process research and development..................................               2%              -             -
     Amortization of goodwill and acquired intangibles....................               1%              -             -
     Other charge.........................................................                -              -           10%
                                                                                 -----------    -----------     ---------
        Total operating expenses..........................................              90%            95%          106%
                                                                                 -----------    -----------     ---------

Income (loss) from operations.............................................              10%             5%          (6%)
Other income (net)........................................................               1%             1%            1%
                                                                                 -----------    -----------     ---------
Income (loss) before income taxes.........................................              11%             6%          (5%)
Provision (benefit) for income taxes......................................               5%             1%          (1%)
                                                                                 -----------    -----------     ---------
        Net income (loss).................................................               6%             4%          (4%)
                                                                                 ===========    ===========     =========

Revenues

     Total revenues increased to $92.4 million for the year ended December 31, 1999 from $40.2 million and $14.1 million for 1998 and 1997, respectively. The growth in total revenues resulted from an increase in the number and size of customer contracts. License revenues as a percentage of total revenues were 51% for the year ended December 31, 1999, as compared to 33% for 1998 and 37% for 1997. License revenue as a percentage of total revenue increased for the year ended December 31, 1999 over the prior year as a result of an increase in the number of Universal Application development licenses and vertical applications products sold. Service revenues increased to $45.3 million for the year ended December 31, 1999, from $26.8 million and $8.9 million for 1998 and 1997, respectively. Service revenues as a percentage of revenue were 49% for the year ended December 31, 1999, as compared to 67% for 1998 and 63% for 1997. The increase in service revenues in absolute dollars resulted from an increase in the size and number of customer contracts.

     Revenues from international customers were approximately 10% and 1% of total revenues for the year ended December 31, 1999 and 1998 respectively. There were no revenues generated from international customers for the year ended December 31, 1997.

     Two customers each accounted for more than 10% of our revenues for the year ended December 31, 1999, compared to four customers each accounting for more than 10% of our revenues for 1998. Three customers each accounted for more than 10% of our revenues in 1997.

Operating Expenses

     Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide applications development and implementation, support, and training services. Cost of revenues increased to $30.5 million for the year ended December 31, 1999, from $14.5 million and $4.7 million for 1998 and 1997, respectively. Cost of revenues as a percentage of total revenues was 33% for the year ended December 31, 1999, compared to 36% for 1998 and 33% for 1997. The increases in cost of revenues in absolute dollars were due to the increase in the size and number of customer contracts. The decrease in cost of revenues as a percentage of total revenues in 1999 was due to the decrease in the service revenue percentage of total revenues.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses increased to $24.5 million for the year ended December 31, 1999 from $11.1 million and $2.8 million for 1998 and 1997, respectively. Sales and marketing expenses as a percentage of total revenues were 27% for the year ended December 31, 1999 as compared to 28% for 1998 and 20% for 1997. The increases in sales and marketing expenses in absolute dollars were primarily the result of hiring additional sales and marketing personnel and expanding advertising and other marketing programs in connection with the growth of our business.

     Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses increased to $18.1 million for the year ended December 31, 1999 from $9.7 million and $4.7 million for 1998 and 1997, respectively. Research and development expenses as a percentage of total revenues were 20% for the year ended December 31, 1999, compared to 24% for 1998 and 34% for 1997. Research and development expenses grew in absolute dollars due primarily to the addition of personnel required to support expanded development efforts, but decreased as a percentage of total revenues as we have been able to leverage these research and development efforts over an increasing revenue and customer base.

     General and Administrative. General and administrative expenses consist primarily of the costs of executive management and finance and administrative staff, recruiting, business insurance, provisions for bad debts, and professional fees. General and administrative expenses increased to $5.2 million for the year ended December 31, 1999 from $2.9 million and $1.4 million for 1998 and 1997, respectively. General and administrative expenses as a percentage of total revenues were 6% for 1999 compared to 7% for 1998, and 10% for 1997. The increases in general and administrative expenses in absolute dollars were primarily the result of hiring additional finance and administrative personnel to manage and support the increased scale of our operations. We expect that our general and administrative expenses will continue to increase in absolute dollars as a result of the need to add additional finance and administrative staff to support growing operations, and from costs related to being a publicly-held company.

     Amortization of Deferred Compensation. Deferred compensation, along with the associated amortization, resulted from the grant of stock options when there was a difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of such grants. Certain grants during 1997, 1998, and 1999 were issued at a price which differed from the deemed fair value at the grant date. We are amortizing these amounts over the vesting periods of the applicable options, resulting in amortization expense of $1.4 million for the year ended December 31, 1999, as compared to $153,000 for 1998 and $34,000 for 1997.

     In Process Research and Development. In process research and development resulted from the acquisition of LongView. An independent valuation of LongView was used to evaluate the acquired in-process research and development technology. The fair value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the resulting net cash flows related to these projects. At the date of the acquisition, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses.

     In developing these cash flow projections, revenues were forecasted based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by LongView and its competitors. LongView's projected revenues are dependent upon successful introduction of the in-process research and development projects. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process research and development. Appropriate adjustments were made to operating income to derive net cash flow.

     In determining the operating cash flows related exclusively to in-process research and development, management has considered the contribution of both prior technologies (as demonstrated by prior products) and existing technology or know-how that is generic among most or all products. Where appropriate, the operating income estimates for each project have been apportioned between in-process research and development and the appropriate intangible asset (i.e., existing technology). The operating income apportionment factor was determined on the basis of an analysis of the specific contribution of each element of existing technology to the subject in-process research and development, the estimated effect of this contribution on the profitability of the subject in-process project, and the relative importance of the existing technology to the product's ultimate customer.

     The discount rate for in-process research and development considers the following risk elements (in addition to the baseline business and market risks considered as part of the current product discount rate); risk of successfully completing the in-process research and development project, risk that market demand will exist in the future for the in-process research and development product, risk that the forecasted cost structure will be possible, and the risk that as yet unknown competitive products will emerge. An after-tax rate of 27.5 percent was applied to the in-process research and development projects.

     The revenues earned by the in-process research and development products represent the return on all of the assets acquired under the agreement. The cash flows generated by the new products must provide a return on each asset purchased that is consistent with the value and the relative risk of the asset. To separately value in-process research and development, the value and required rate of return for other identifiable assets must be determined. The required return on these other assets is charged to (deducted from) the cash flows generated by the projects shown in the in-process research and development model to determine the incremental cash flows specifically attributable to the in-process research and development project.

     In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, we recorded a write-off of $2 million in the fourth quarter of 1999.

     The estimated costs to complete the acquired in-process research and development as of the date of acquisition was $1.2 million. Of the total estimated costs to complete the acquired in-process research and development, we have incurred $590,000 as of December 31, 1999.

     Amortization of Goodwill and Acquired Intangibles. Amortization of goodwill and acquired intangibles resulted from the acquisition of LongView. The remaining intangible assets after the write-off of in-process research and development, totaled $24.6 million and are being amortized over a five to seven year period. We recorded amortization expense of intangibles of $1.1 million for 1999. We did not incur any amortization of goodwill and acquired intangibles in 1998 or 1997.

     Other Charge. During March 1997, we entered into a transaction where we sold 1,460,399 shares of Series A preferred stock and a software license to Indus International ("Indus"). In the same transaction, our majority stockholder sold 1,460,400 shares of our common stock to Indus. Simultaneously, we granted Indus an option to exchange the 1,460,400 shares of common stock for an equal number of Series A preferred stock. Indus exercised this exchange option during 1997. Indus paid a total of $8.0 million as consideration for this transaction, of which $2.5 million was received by the majority stockholder and we received $5.5 million. Based on an independent valuation of our common and preferred stock, we allocated the $8.0 million paid by Indus based on the respective fair values of the preferred and common shares. Based on these valuations, we allocated $1.4 million to the Series A preferred stock and option, and $5.5 million to revenue. As a result of the transaction, the majority stockholder received a premium of $1.4 million on the sale of common shares. We have reflected that premium as an other charge in our statement of operations.

     Total Other Income, net. Net total other income increased to $981,000 for the year ended December 31, 1999 as compared to $375,000 and $179,000 for 1998 and 1997, respectively. The increase in net total other income between these periods was the result of higher cash and cash equivalent balances resulting primarily from the initial public offering. The increase in interest income in 1999 was partially offset by increased interest expense resulting from notes payable and capital leases for fixed asset financing.

     Provision/(Benefit) for Income Taxes. The provision for income taxes was $4.7 million for the year ended December 31, 1999 as compared to $495,000 for 1998. The provision for income taxes was a net benefit of $110,000 for 1997. Our effective tax rate was 45% for 1999, 22% for 1998 and 15% for 1997. The increase in our effective tax rate is primarily due to greater earnings and nondeductible purchased intangibles. The effective tax rate differs from the statutory income tax rate in each year primarily due to the use of research and development credits, nondeductible purchased intangibles, and other permanent differences between the tax and financial accounting treatment of various items. Our effective tax rate may vary from period to period based on our future expansion into areas with varying country or state income tax rates, or due to additional purchased intangibles.

Liquidity and Capital Resources

     Prior to our initial public offering, we financed our operations primarily through cash flows from operations, private sales of capital stock totaling $13.4 million, and, to a lesser extent, various types of equipment loans and lease lines of credit. On May 21, 1999, we completed an initial public offering of our common stock, resulting in net cash proceeds to TenFold of $34.2 million. The proceeds are currently held in cash and cash equivalents which total $58.2 million at December 31, 1999.

     On January 18, 1999, we entered into an unsecured Revolving Line of Credit providing for borrowings of up to $5 million. We had no borrowings under this line of credit during 1999. On December 29, 1999, we modified and extended the unsecured Revolving Line of Credit to provide for borrowings of up to $15 million. The line of credit expires on November 15, 2000. Borrowings under the line of credit bear interest at rates which vary from prime rate to prime rate less 1% or LIBOR plus 100 to 250 basis points. The actual interest rate is determined quarterly by certain financial ratios. The line of credit includes covenants relating to the maintenance of certain financial ratios and cash balances, and limits the payment of dividends. We have not borrowed against this line as of December 31, 1999.

     Net cash provided by operating activities was $19.3 million for the year ended December 31, 1999 compared to $6.1 million for 1998 and $822,000 for 1997. Net cash used in investing activities was $13.2 million for the year ended December 31, 1999 compared to $5.5 million for 1998 and $1.4 million for 1997. Net cash provided by financing activities was $36.7 million for the year ended December 31, 1999 compared to $5.7 million for 1998 and $8.4 million for 1997. The increase in net cash used in investing activities was due primarily to the acquisition of LongView in October 1999. Net cash provided by financing activities in 1999 resulted primarily from the proceeds of the initial public offering.

     On October 7, 1999, upon the closing of the LongView acquisition, we remitted $10 million to BarCal and recorded a promissory note of $12 million on our balance sheet. The promissory note, together with accrued interest at 6.5%, is due and payable in installments of $3 million on April 15, 2000 and $9 million on July 15, 2000.

     We believe that the net proceeds from our initial public offering, together with pre-existing cash balances, anticipated cash flows from operations, and available credit facilities should be sufficient to meet our capital requirements for at least the next twelve months. However, there can be no assurance that we will be successful in generating anticipated levels of cash from operations or borrowings. If we are unable to generate sufficient cash flow from operations, or additional equipment loans or equipment and working capital lines of credit, we may be required to scale down our operations and expansion plans, refinance all or a portion of our existing indebtedness, or obtain other sources of financing earlier than planned, any of which could have a material adverse effect on our business, results of operations, and financial condition. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any other financing could be obtained.

Recent Accounting Pronouncements

     The FASB recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. We must adopt SFAS No. 133 in 2001. We do not believe the adoption of SFAS No. 133 will have a material effect on our financial position or our results of operations.

Factors That May Affect Future Results and Market Price of Stock

     We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

We have a limited operating history and consequently our future prospects are difficult to evaluate

     TenFold was founded in 1993 and has a limited operating history. As a result, it is difficult to evaluate our future prospects. We have only a limited number of applications completed and currently in use and there can be no assurance that we will be able to complete any current or new projects. We cannot be certain that our business strategy will succeed.

There are many factors that may cause fluctuations in our quarterly financial results, and if our results are below the expectations of securities market analysts, our stock price will likely decline

     In the past, the software industry has experienced significant downturns, particularly when general economic conditions decline and spending on management information systems decreases. Our business, financial condition, and operating results may fluctuate substantially from quarter to quarter as a consequence of general economic conditions in the software industry. In addition, our revenues and operating results may vary significantly from quarter to quarter due to a number of factors that affect our business and the software industry, including:

     .    number, size, and scope of projects in which we are engaged;

     .    the contractual terms and degree of completion of our projects;

     . any delays or changes in customer requirements incurred in connection with new or existing projects;

     . the accuracy of our estimates of the resources required to complete ongoing, as well as new projects;

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

Our historical quarterly operating results have varied significantly, and future adverse quarterly operating results could cause our stock price to fall

     Historically, our quarterly operating results have varied significantly. For example, during some years, we have had quarterly losses followed by profits in a subsequent quarter, then returned again to a loss in a later quarter. Our future quarterly operating results may continue to vary significantly. Furthermore, there can be no assurance that we will not suffer a loss in future periods.

If we fail to adequately anticipate our employee and resource utilization rates, our quarterly operating results could suffer and our stock price could fall

     We plan to significantly increase our operating expenses to broaden our service and customer support capabilities, expand our sales and marketing operations, develop new distribution channels, and fund greater levels of research and development. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of our projects or in employee utilization rates may cause significant variations in operating results in any particular quarter and could result in quarterly losses. An unanticipated termination of a major project, the delay of a project, or the completion during a quarter of several major projects could result in underutilized employees and could, therefore, cause us to suffer quarterly losses or adverse results of operations.

If we experience project delays, our quarterly operating results could suffer and our stock price could fall

     Because we recognize service revenues over the period we develop an application, project delays could have a significant negative impact on our operating results. See "Management Discussion and Analysis of Financial Condition and Results of Operations--Overview" for a discussion of our revenue recognition policies. These delays could be caused by a number of factors that are outside of our control. For example, because our development methodology requires significant involvement by customer personnel during several key phases of the development cycle, delays could be caused by customers failing to meet their contractual obligations, including reviewing and approving requirements, providing timely feedback, and providing adequate staffing. Delays could also be caused by customers being distracted by information technology issues they face, by corporate reorganizations or business combinations in which they are involved, or other factors. Furthermore, delays could be caused by misinterpretations of, or changes in customer requirements, or by a loss of personnel or members of a particular project team. We have experienced delays for these and other reasons in the past and there can be no assurance that we will not experience delays in the future.

Our sales cycle is lengthy and subject to delays, and these delays could cause our operating results to suffer and our stock price to fall

     We believe that a customer's decision to purchase our software involves a significant commitment of resources and is influenced by customer budget cycles. To successfully sell our products, we generally must educate our potential customers regarding the use and benefit of our products, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy budgeting, approval, and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between three to twelve months from our initial contact with a potential customer to the signing of a contract. Sales delays could cause our operating results to vary widely.

We are dependent on a small number of large customers and the loss of one or more of these customers may cause our revenues to decline

     Although we plan to expand and diversify our customer base, as a result of our limited operating history, we have derived, and over the near term we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. The loss of any of these large customers, without their replacement by new large customers, would have an adverse effect on our revenues. In the future, revenues from a single customer or a few large customers may constitute a significant portion of our total revenues in a particular quarter. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not hire us to develop applications in a subsequent year. In addition, if a customer is involved in a corporate reorganization or business combination, it may delay a decision to hire us or cause the customer to choose not to hire us to develop applications in a given year. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Revenues" for more information concerning our customers and revenues.

We have historically derived a significant portion of our revenues from customers in the insurance industry

     Forty seven percent of our revenues were derived from software applications we developed for companies in the insurance industry during 1999, and, sixty five percent during 1998. Our reliance on customers from a particular industry subjects our business to the economic conditions impacting that industry, including the industry's demand for information technology resources. If we continue to rely on the insurance industry, or any one industry, as a major source of revenues, and that industry suffers adverse economic conditions, there will likely be a significant reduction in the demand for our products, causing our revenues to suffer. Although we intend to diversify our customer base, there can be no assurance that we will be able to do so in the near term or at all.

We are involved in litigation and may in the future be involved in further litigation or disputes which may be costly and time-consuming, and if we suffer adverse judgements could cause our operating results to suffer

     We are currently involved in one litigation matter. See Item 3. "Legal Proceedings" for more information concerning this matter. We may in the future face other litigation or disputes with customers, employees, partners, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources which would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our financial position and results of operations.

If our software contains defects or other limitations, we could face product liability exposure and our reputation could be damaged

     Because of our limited operating history and our small number of customers, we have completed a limited number of projects that are now in production. As a result, there may be undiscovered material defects in our products or technology. Furthermore, complex software products often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects. Serious defects or errors could result in lost revenues or a delay in market acceptance, which would damage our reputation and our business.

     Our products have not been extensively tested to determine the extent to which they are scalable -- capable of being used effectively by large numbers of users simultaneously. Because customers may require that our products be capable of simultaneous use by large numbers of users, if it turns out that our products are not scalable to the required extent, our growth and market share would be materially adversely affected.

     Because our customers may use our products for mission-critical applications, errors, defects, or other performance problems could result in financial or other damages to our customers. Our customers could seek damages for these losses. Any successful claims for these losses, to the extent not covered by insurance, could result in us being obligated to pay substantial damages, which would cause our operating results to suffer. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. A product liability claim brought against us, even if not successful, would likely be time consuming and costly.

Our failure to manage growth and organizational structure could impair our business

     Our growth and new projects have placed significant demands on our management and other resources. If we are unable to manage our growth and projects effectively, this inability could have a material adverse effect on the quality of our services and products, our ability to retain key personnel, and our business, financial condition, and results of operations. Our revenues increased approximately 130% in 1999 from $40.2 million in 1998 to $92.4 million in 1999. Our staff increased from 318 full-time employees at December 31, 1998 to 535 full-time employees at December 31, 1999. Our ability to manage this growth effectively will require us to continue to develop and improve our operational, financial, and other internal systems, as well as our business development capabilities, and to train, motivate, and manage our employees. In addition, our future success will depend in large part on our ability to continue to set fixed-price fees accurately, maintain high rates of employee utilization, and maintain project quality.

     An element of our business strategy involves organizing our business along industry lines, and evolving these business units into separate operating companies. Our success in executing this strategy will depend to a large extent on our ability to create and manage this complex organizational structure, including our ability to establish and implement the appropriate management structure, compensation programs, and financial reporting systems. Our management has limited experience in managing an organization of this nature, and its failure to meet the managerial challenges posed by the development and operation of such an organization would harm our business.

We offer fixed-price, fixed-time contracts that we guarantee

     An important element of our strategy is to enter into fixed-price, fixed-time contracts, rather than time and materials contracts. These contracts involve risk because they require us to absorb possible cost overruns and, if we fail to meet our performance obligations, may require us to satisfy our performance guarantee. We guarantee that we will complete our projects within a fixed time or the customer has the option to return the software and receive a refund of any fees paid under the contract. For fixed-price contracts, we recognize license fees related to the application and the application development service fees over time as we perform the services, using the percentage of completion method of accounting. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan would likely cause us to have lower margins or to suffer a loss on the project, which would negatively impact our operating results. In specific circumstances, we have been required to commit unanticipated additional resources to complete projects. We will likely experience similar situations in the future. In addition, for specific projects, we may fix the price before the requirements are finalized. This could result in a fixed price that turns out to be too low, which would cause us to suffer a loss on the project and would negatively impact our operating results.

A loss of Gary D. Kennedy, Jeffrey L. Walker, or any other key employee could impair our business

     Our industry is competitive and we are substantially dependent upon the continued service of our existing executive personnel, especially Gary D. Kennedy, President and Chief Executive Officer. Furthermore, our products and technologies are complex and we are substantially dependent upon the continued service of our senior technical staff, including Jeffrey L. Walker, Chairman, Executive Vice President and Chief Technology Officer; Sameer Shalaby, Senior Vice President of Architecture Development; and Adam Slovik, Senior Vice President of Worldwide Applications Development. If a key employee resigns to join a competitor or to form a competing company, the loss of the employee and any resulting loss of existing or potential customers to the competing company would harm our business. We do not carry key man life insurance on any of our key employees. None of our key employees, other than Mr. Kennedy, has signed an employment agreement or an agreement not to compete with TenFold upon termination of employment. Even in the case of Mr. Kennedy, his employment agreement does not assure his continued service to TenFold. In the event of the loss of key personnel, there can be no assurance that we would be able to prevent their unauthorized disclosure or use of our technical knowledge, practices, or procedures.

Our failure to attract and retain highly-skilled employees, particularly project managers and other senior technical personnel, could impair our ability to complete projects and expand our business

     Our business is labor intensive. Our success will depend in large part upon our ability to attract, retain, train, and motivate highly-skilled employees, particularly project managers and other senior technical personnel. Any failure on our part to do so would impair our ability to adequately manage and complete our existing projects, bid for and obtain new projects, and expand our business. There exists significant competition for employees with the skills required to perform the services we offer. Qualified project managers and senior technical staff are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that we will be successful in attracting a sufficient number of highly-skilled employees in the future, or that we will be successful in retaining, training, and motivating the employees we are able to attract. If our employees are unable to achieve expected performance levels, our business will be harmed.

Our growth and success depends on our ability to resell applications products; however, we have limited experience reselling applications products to date and our current and future agreements with our customers may limit our ability to resell applications products in the future

     The success of our business is dependent upon our ability to develop software applications for customers that we can resell to other customers in the same industry without significant modification. If we are unable to develop and license these applications successfully or within the timeframes anticipated, our revenues, growth, and operating results will suffer. Some customers have prohibited us from marketing the applications developed for them generally or for specified periods of time or to specified third parties or have required that we pay them a royalty on licenses of the application to third parties. Customers may continue to make similar demands in the future. Furthermore, there can be no assurance that we will be able to develop software applications that can be marketed generally within a particular industry without the need for significant modification. Our current product plans include the introduction of multiple resalable products in the near term. In addition, we have agreed with Perot Systems Corporation, a systems integrator with whom we have a strategic relationship, that in some cases Perot Systems or its customers will own applications that we develop under our relationship with them. For a discussion of our relationship with Perot Systems see "Business--Strategic Alliance".

We may not be able to successfully develop applications for new vertical industries in which we have limited experience

     We intend to expand our business into new vertical industries. If we are unsuccessful in developing applications that meet the needs of companies in these industries or if our applications are not competitive, our operating results will suffer. We have limited experience in developing software applications for companies outside of the industries we have targeted to date and there can be no assurance that we will be able to successfully develop these applications in the future. In addition, we will face competition from companies that have significantly greater experience in developing applications for the industries we intend to target and that have greater name recognition than we do.

If we are unsuccessful in implementing our vertical business strategy, our ability to grow our business will be impaired

     Our vertical business strategy involves segmenting our business along industry lines, through the creation of separate subsidiaries, and having these subsidiaries evolve into separate operating companies. We offer employee incentives, including stock options in the subsidiaries, to attract, motivate, and retain quality staff. We have offered and may offer in the future, equity in the subsidiaries to strategic industry partners. These subsidiaries may raise capital independently through an initial public offering, private placement or other means, or be spun off from TenFold. We believe that the successful implementation of this strategy will be important in order for us to achieve significant growth. We may face significant challenges in implementing this strategy, including the segmentation and valuation of the various subsidiaries, the selection of strategic industry partners, and issues relating to conflicts of interest among the subsidiaries, their stockholders and TenFold, and potential charges and expenses resulting from any repurchases of equity interests in the subsidiaries. Our failure to successfully address these challenges could cause this business strategy to fail, which would impair our ability to grow our business.

If we fail to generate substantial revenues from our relationship with Perot Systems Corporation, our operating results may suffer

     In 1999, we entered into a strategic relationship with Perot Systems Corporation, a systems integrator, to develop and deliver applications, products, and services to TenFold and Perot Systems customers. We are devoting significant resources to the development of this relationship. As a result, if we fail to generate substantial revenues from this relationship, whether due to the failure of the relationship or our inability to staff the opportunities presented, our operating results may suffer. We recognized no revenues from the Perot relationship in 1999.

If we are unable to expand our international operations, our growth will suffer

     Although we currently have limited international operations, our ability to achieve revenue growth in the future will depend in part on our ability to develop international sales. Although we may invest significant resources to establish additional sales and service operations outside the United States and to enter additional international markets, there can be no assurance that these efforts will be successful. In order to successfully establish international sales, we must establish foreign operations, add an international sales and support organization, hire additional personnel, and recruit international distributors. To the extent that we are unable to do so in a cost-effective manner, our growth and operating results could be materially adversely affected. In addition, our TenFold Guarantee may not be appropriate in some international markets for various reasons, including business practices in these markets. As a result, we may not be able to derive value from the TenFold Guarantee in these markets.

If we cannot protect or enforce our intellectual property rights, our competitive position would be impaired and we may become involved in costly and time-consuming litigation

     Our success is dependent, in part, upon our proprietary Universal Application technology and other intellectual property rights. If we are unable to protect and enforce these intellectual property rights, our competitors will have the ability to introduce competing products that are similar to ours, and our revenues, market share and operating results will suffer. To date we have relied primarily on a combination of patent, copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have been granted one patent and applied for two additional patents in the United States and intend to continue to seek patents on our technology where appropriate. There can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. The laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

If we fail to successfully compete, our growth and market share will be adversely affected

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

If we fail to release new versions of our products or product enhancements in a timely manner to accommodate technological change, our ability to grow our business will suffer

     The market in which we compete is characterized by rapid technological change, including new versions of operating systems, relational databases or new hardware technologies. We may need to modify our products to accommodate these changes. Our revenues and market share will decline if we fail to release new versions of our products or product enhancements in a timely manner or if these products and product enhancements fail to achieve market acceptance when released. In addition, customers may defer or forego purchases of our products if our competitors or major hardware, systems, or software vendors introduce or announce new products or product enhancements.

We may fail to properly integrate our LongView acquisition, which could cause our business to suffer

     While we analyzed carefully the LongView acquisition, we cannot ensure that it will result in long-term benefits to us or our stockholders, or that our management will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occur with the LongView acquisition, it could seriously harm our business, operating results, and financial condition:

     . we have difficulty combining previously separate businesses into a single unit;

     . we fail to realize anticipated benefits, such as cost savings and revenue enhancements;

     .    we discover unknown liabilities after the acquisition;

     . we do not properly train LongView employees on our technology and our culture;

     .    we are unable to retain key personnel

     .    we have difficulty assimilating LongView's products; and

     .    we fail to retain LongView's customers

No corporate actions requiring stockholder approval can take place without the approval of our controlling stockholders

     The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 64% of our outstanding common stock. Furthermore, Jeffrey L. Walker, Chairman, Executive Vice President and Chief Technology Officer, and the Walker Children's Trust, in the aggregate, currently beneficially own approximately 52% of our outstanding common stock. Mr. Walker, acting alone or with others, would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

The antitakeover provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable

     Provisions of our Certificate of Incorporation, Bylaws, stock incentive plans and Delaware law may discourage, delay, or prevent a merger or acquisition that a stockholder may consider favorable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk


     Interest Rate Risk. As of December 31, 1999, we had cash and cash equivalents of approximately $58.2 million. Substantially all of the cash equivalents consist of highly-liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the December 31, 1999 rates would cause the fair value of these cash investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and institutions, and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instruments. TenFold does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

     Foreign Currency Risk. A portion of our operations consists of applications development and sales activities in the United Kingdom. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of revenues in the United Kingdom decreases. When the U.S. dollar weakens against the British pound, the value of revenues in the United Kingdom increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by foreign currency fluctuations are cash, accounts receivable, fixed assets, accounts payable, deferred revenue, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the British pound from the December 31, 1999 rate would cause the fair value of such monetary assets and liabilities in the United Kingdom to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

Item 8.  Financial Statements and Supplementary Data

     The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    Part III

     Certain information required by Part III is omitted from this Report on Form 10-K since we will file a definitive Proxy pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.


Item 10. Directors and Executive Officers of the Registrant

     (a)  Executive Officers

     Please refer to the section entitled "Executive Officers of the Registrant" in Part I, Item 4A hereof.

     (b)  Directors

     The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

          Disclosure of Delinquent Filers Pursuant to Item 405 of Regulation S-K

     The information required by this Item is incorporated by reference to the section entitled "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.


Item 11. Executive Compensation

     The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement. The information specified in Item 402(k) and (l) of Regulation S-K and set forth in the Company's Proxy Statement is not incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

                                     Part IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      1.  Financial Statements and Notes to Consolidated Financial Statements

     The following financial statements are filed as part of this report:

                              TENFOLD CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             Page
Independent Auditors' Report...........................................................................      F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998...........................................      F-2
Consolidated Statements of Operations for the three years ended December 31, 1999......................      F-3
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
(Loss) for the three years ended December 31, 1999.....................................................      F-4
Consolidated Statements of Cash Flows for the three years ended December 31, 1999......................      F-5
Notes to Consolidated Financial Statements.............................................................      F-6

(a)      2.  Financial Statement Schedule

     The following financial statement schedule is filed as a part of this report:

     Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997

     All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)      3.   Exhibits

     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Number                                       Description
------
3.2**          Fourth Amended and Restated Certificate of Incorporation of
               TenFold .(1)
3.3**          Bylaws of TenFold, as currently in effect.(1)
3.4**          Amendment to Bylaws dated March 2, 1999.(5)
4.1**          Reference is made to Exhibits 3.2 and 3.3.(5)
4.2**          Specimen Stock Certificate.(1)
4.3**          Amended and Restated Investors' Rights Agreement dated
               November 24, 1997, as amended, by and among TenFold, Gary D.
               Kennedy, Jeffery L. Walker, the Walker Children's Trust and the
               Investors (as defined therein). (1)

4.4**          Amended and Restated Co-Sale Agreement dated November 24, 1997 by and among Gary D. Kennedy, the Walker Children's Trust,
               Jeffrey L. Walker and the Investors (as defined therein). (1)
10.1**         Software License Agreement dated March 4, 1997 between TenFold and the Indus Group, Inc. (2)(5)
10.2**         Series B Preferred Stock Purchase Agreement dated November 24,
               1997 between TenFold and Winter Harbor L.L.C. (1)
10.3**         Amended and Restated Voting Agreement dated November 24, 1997 among TenFold, Jeffrey L. Walker, the Walker Children's Trust,
               Gary D. Kennedy, Indus International, Inc. and Winter Harbor
               L.L.C. (1)
10.4**         First Amended and Restated Voting Agreement dated March 4, 1997 among TenFold, Gary D. Kennedy and Jeffrey L. Walker. (1)
10.5**         Office Lease at 180 W. Election Road, Draper, Utah dated
               November 12, 1996 between TenFold and Draper Park North. (2)
10.6**#        Employment Agreement dated September 1, 1996 between TenFold
               (formerly known as KeyTex Corporation) and Gary D. Kennedy. (1)
10.7**#        Restricted Stock Purchase Agreement dated September 1, 1996 between TenFold (formerly known as KeyTex Corporation) and Gary
               D. Kennedy. (1)
10.8**#        Letter Agreement dated March 3, 1999 between TenFold and
               Bernard C. Mazon.(1)
10.9**         Form of Indemnification Agreement between TenFold and an
               executive officer and its directors.(1)
10.10**#       1993 Flexible Stock Incentive Plan, as amended.(2)
10.11**#       1999 Stock Plan.(1)
10.12**#       1999 Employee Stock Purchase Plan.(1)
10.13+**       Strategic Alliance Agreement effective May 1, 1999 between
               Perot Systems Corporation and TenFold. (3)(5)
11*            Computation of Shares used in Computing Basic and Diluted Net
               Income Per Share
21             List of subsidiaries
23.1           Consent of KPMG LLP
27.1           Financial Data Schedule.

     * Incorporated by reference to "Notes to Consolidated Financial Statements" herein
     ** Previously filed.
     # Indicates management contract or
       compensatory plan or arrangement
1) Filed on March 8, 1999 as an exhibit to the Company's Registration Statement on Form S-1 and incorporated by reference
2) Filed on April 20, 1999 as an exhibit to Amendment 1 to the Company's Registration Statement on Form S-1 and incorporated by reference
3) Filed on April 23, 1999 as an exhibit to Amendment 2 to the Company's Registration Statement on Form S-1 and incorporated by reference
4) Filed on April 30, 1999 as an exhibit to Amendment 3 to the Company's Registration Statement on Form S-1 and incorporated by reference
5) Filed on May 18, 1999 as an exhibit to Amendment 4 to the Company's Registration Statement on Form S-1 and incorporated by reference
+   Confidential treatment requested as to certain portions of this agreement

(a) Reports on Form 8-K

     On October 14, 1999, the Company filed a current report on Form 8-K with the Securities and Exchange Commission disclosing the acquisition of The LongView Group, Inc.

     On December 21, 1999 the Company filed an amendment to the current report on Form 8-K, giving effect to the merger with The LongView Group ("LongView"). The Company at that time filed audited financial statements of LongView for the 11 months ended December 31, 1998 (LongView changed its fiscal year end from January 31 to December 31), the unaudited financial statements for the nine months ended September 30, 1999 and the audited financial statements of LongView for the fiscal year ended January 31, 1998 together with pro forma financial information regarding the acquisition.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2000.

Dated: March 1, 2000                    TenFold Corporation
       -------------                    By:  /s/ Robert P. Hughes
                                             ----------------------------
                                             Robert P. Hughes
                                             Senior Vice President, Chief
                                             Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 1, 2000        /s/ Jeffrey L. Walker
        -------------        ----------------------------------
                             Jeffrey L. Walker, Chairman of the Board, Executive
                             Vice President and Chief Technology Officer

Dated:  March 1, 2000        /s/ Gary D. Kennedy
        -------------        ----------------------------------
                             Gary D. Kennedy, President, Chief Executive Officer
                             and Director

Dated:  March 1, 2000        /s/ Robert P. Hughes
        -------------        ----------------------------------
                             Robert P. Hughes
                             Senior Vice President and Chief Financial Officer

Dated:  March 1, 2000        /s/ Stan G. Hanks
        -------------        ----------------------------------
                             Stan G. Hanks
                             Corporate Controller

Dated:  March 1, 2000        /s/ H. Raymond Bingham
        -------------        ----------------------------------
                             H. Raymond Bingham
                             Director

Dated:  March 1, 2000        /s/ Robert W. Felton
        -------------        ----------------------------------
                             Robert W. Felton
                             Director

Dated:  March 1, 2000        /s/ Ralph W. Hardy, Jr.
        -------------        ----------------------------------
                             Ralph W. Hardy, Jr.
                             Director

Dated:  March 1, 2000        /s/ Kay R. Whitmore
        -------------        ----------------------------------
                             Kay R. Whitmore
                             Director

                        REPORT OF INDEPENDENT AUDITORS

     Board of Directors
     TenFold Corporation

     We have audited the consolidated finanicial statements of TenFold Corporation and subsidiaries as listed in Item 14a of the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14a of the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TenFold Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                                   /s/ KPMG LLP



     Salt Lake City, Utah
     February 4, 2000, except
     as to Note 16, which
     is as of February 19, 2000

                              TENFOLD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                December 31,
                                                                                         ---------------------------
                                                                                            1999           1998
                                                                                         ------------   ------------
                                          Assets
    Current assets:
        Cash and cash equivalents.....................................................   $     58,247   $     15,373
        Accounts receivable, (net of allowance for doubtful accounts
           of $725 in 1999 and $500 in 1998)..........................................         10,713          2,434
        Unbilled accounts receivable..................................................          4,377          3,258
        Due from stockholders.........................................................              -          1,976
        Prepaid expenses and other assets.............................................            889            389
        Other receivables.............................................................          1,080              -
        Deferred income taxes.........................................................          2,650            536
                                                                                         ------------   ------------
               Total current assets...................................................         77,956         23,966

        Restricted cash...............................................................            111              -
        Property and equipment, net...................................................          9,810          6,157
        Due from stockholders.........................................................          1,000              -
        Other assets..................................................................            216            186
        Goodwill and other intangibles, net...........................................         23,539              -
                                                                                         ------------   ------------
               Total assets...........................................................   $    112,632   $     30,309
                                                                                         ============   ============

                           Liabilities and Stockholders' Equity
    Current liabilities:
        Accounts payable..............................................................   $      2,903   $        941
        Income taxes payable..........................................................          1,142            498
        Accrued liabilities...........................................................         16,836          3,306
        Deferred revenue..............................................................          9,066          6,248
        Current installments of obligations under capital leases.....................             926            525
        Current installments of notes payable.........................................          1,701            718
        Promissory note...............................................................         12,000              -
                                                                                         ------------   ------------
               Total current liabilities..............................................         44,574         12,236

    Long-term liabilities:
        Deferred income taxes.........................................................          2,754             85
        Obligations under capital leases, excluding current installments..............          1,175          1,116
        Notes payable, excluding current installments.................................          2,289          1,593
                                                                                         ------------   ------------
               Total long-term liabilities............................................          6,218          2,794

    Redeemable preferred stock........................................................              -          9,555
    Redeemable common stock...........................................................              -          1,976

    Stockholders' equity:
        Common stock, $0.001 par value:
           Authorized: 120,000,000 shares; issued and outstanding:
           34,806,602 shares in 1999 and 25,074,404 shares in 1998....................             35             25
        Additional paid-in capital....................................................         62,672          5,906
        Notes receivable from stockholders............................................         (1,155)          (329)
        Deferred compensation.........................................................         (5,611)        (2,258)
        Retained earnings.............................................................          5,872            396
        Accumulated other comprehensive income........................................             27              8
                                                                                         ------------   ------------
               Total stockholders' equity.............................................         61,840          3,748
                                                                                         ------------   ------------
               Total liabilities and stockholders' equity.............................   $    112,632   $     30,309
                                                                                         ============   ============

          See accompanying notes to consolidated financial statements

                              TENFOLD CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                    Year Ended December 31,
                                                                          --------------------------------------------
                                                                             1999            1998            1997
                                                                          ------------    ------------    ------------
   Revenues:
       License........................................................    $     47,088    $     13,382    $      5,244
       Services.......................................................          45,341          26,785           8,879
                                                                          ------------    ------------    ------------
           Total revenues.............................................          92,429          40,167          14,123
                                                                          ------------    ------------    ------------
   Operating expenses:
       Cost of revenues...............................................          30,460          14,529           4,661
       Sales and marketing............................................          24,540          11,070           2,765
       Research and development.......................................          18,085           9,690           4,739
       General and administrative.....................................           5,231           2,882           1,364
       Amortization of deferred compensation..........................           1,427             153              34
       In process research and development............................           2,000               -               -
       Amortization of goodwill and acquired intangibles..............           1,064               -               -
       Other charge...................................................               -               -           1,449
                                                                          ------------    ------------    ------------
           Total operating expenses...................................          82,807          38,324          15,012
                                                                          ------------    ------------    ------------
   Income (loss) from operations......................................           9,622           1,843            (889)

   Other income (expense):
       Interest and other income......................................           1,521             395             179
       Interest expense...............................................            (540)            (20)              -
                                                                          ------------    ------------    ------------
           Total other income.........................................             981             375             179
                                                                          ------------    ------------    ------------
   Income (loss) before income taxes..................................          10,603           2,218            (710)
   Provision (benefit) for income taxes...............................           4,736             495            (110)
                                                                          ------------    ------------    ------------
   Net income (loss)..................................................    $      5,867    $      1,723    $       (600)
                                                                          ============    ============    ============

   Accretion of Series A and B preferred stock........................            (391)           (915)           (274)
                                                                          ------------    ------------    ------------
   Net income (loss) applicable to common stock.......................    $      5,476    $        808    $       (874)
                                                                          ============    ============    ============

   Basic earnings (loss) per common share.............................    $       0.19    $       0.04    $      (0.04)
                                                                          ============    ============    ============
   Diluted earnings (loss) per common share...........................    $       0.16    $       0.03    $      (0.04)
                                                                          ============    ============    ============
   Weighted average common and common equivalent
       shares used to calculate earning (loss) per share:
       Basic..........................................................          29,278          21,551          21,542
                                                                          ============    ============    ============
       Diluted........................................................          34,384          26,663          21,542
                                                                          ============    ============    ============

          See accompanying notes to consolidated financial statements

                              TENFOLD CORPORATION
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                    EQUITY AND COMPREHENSIVE INCOME (LOSS)
                       (in thousands, except share data)

                                                                                      Additional    Comprehensive
                                                                 Common Stock           Paid-in        Income         Deferred
                                                            -----------------------
                                                             Shares        Amount       Capital        (Loss)       Compensation
                                                            ----------   ----------   -----------   ------------  ----------------
Balance at December 31, 1996..............................  24,650,104   $       25   $     1,093                 $              -
                                                            ----------   ----------   -----------                 ----------------
Conversion of Common Stock for Series A redeemable
    convertible preferred stock...........................  (1,460,400)          (1)            -                                -
Common stock issued upon exercise of options..............     414,000            -            17                                -
Deferred compensation related to grants of stock options..           -            -           251                             (251)
Amortization of deferred compensation.....................           -            -             -                               34
Accretion of redeemable convertible preferred stock.......           -            -          (274)                               -
Net loss..................................................                                          $      [(600)]
Foreign currency translation..............................           -            -             -              1                 -
                                                                                                    ------------
Comprehensive loss........................................           -            -             -   $      [(599)]               -
                                                            ----------   ----------   -----------   ============  ----------------
Balance at December 31, 1997..............................  23,603,704           24         1,087                             (217)
                                                            ----------   ----------   -----------                 ----------------
Common stock issued upon exercise of options..............   1,260,700            1           326                                -
Common stock issued for cash..............................     210,000            0         2,000                                -
Notes receivable from stockholders........................           -            -             -                                -
Deferred compensation related to grants of stock options..           -            -         2,230                           (2,230)
Amortization of deferred compensation.....................           -            -             -                              153
Cancellation of stock options.............................           -            -           (36)                              36
Accretion of redeemable convertible preferred stock.......           -            -             -                                -
Tax benefit from exercise of stock options................           -            -           664                                -
Tax charge related to the reallocation of revenue to
equity....................................................           -            -          (365)                               -
Net income................................................                                          $     [1,723]
Foreign currency translation..............................           -            -             -              7                 -
                                                                                                    ------------
Comprehensive income......................................           -            -             -   $     [1,730]                -
                                                            ----------   ----------   -----------   ============  ----------------
Balance at December 31, 1998..............................  25,074,404           25         5,906                           (2,258)
                                                            ----------   ----------   -----------                 ----------------
Common stock issued upon exercise of options..............     986,868            1         1,184                                -
Common stock issued upon IPO, net of issuance
     costs of $4,668......................................   2,284,201            3        34,349                                -
Conversion of preferred stock.............................   6,261,129            6         9,940                                -
Conversion of redeemable common stock.....................     200,000            -         1,976                                -
Notes receivable from stockholders........................           -            -             -                                -
Deferred compensation related to grants of stock options..           -            -         5,915                           (5,915)
Amortization of deferred compensation.....................           -            -             -                            1,427
Cancellation of stock options.............................           -            -        (1,135)                           1,135
Accretion of redeemable convertible preferred stock.......           -            -             -                                -
Tax benefit from exercise of stock options................           -            -         4,537                                -
Net income................................................                                          $     [5,867]                -
Foreign currency translation..............................           -            -             -             19                 -
                                                                                                    ------------
Comprehensive income......................................           -            -             -   $     [5,886]                -
                                                            ----------   ----------   -----------   ============  ----------------
Balance at December 31, 1999..............................  34,806,602   $       35   $    62,672                 $         (5,611)
                                                            ==========   ==========   ===========                 ================



                                                                 Notes          Retained      Accumulated
                                                               Receivable       Earnings         Other           Total
                                                                   from       (Accumulated   Comprehensive    Stockholders'
                                                              Stockholders      Deficit)         Income          Equity
                                                              ------------    ------------    ------------    -------------
Balance at December 31, 1996..............................    $          -    $        188    $          -    $       1,306
                                                              ------------    ------------    ------------    -------------
Conversion of Common Stock for Series A redeemable
    convertible preferred stock...........................               -               -               -               (1)
Common stock issued upon exercise of options..............               -               -               -               17
Deferred compensation related to grants of stock options..               -               -               -                -
Amortization of deferred compensation.....................               -               -               -               34
Accretion of redeemable convertible preferred stock.......               -               -               -             (274)
Net loss..................................................               -            (600)              -             (600)
Foreign currency translation..............................               -               -               1                1
Comprehensive loss........................................               -               -               -                -
                                                              ------------    ------------    ------------    -------------
Balance at December 31, 1997..............................               -            (412)              1              483
                                                              ------------    ------------    ------------    -------------
Common stock issued upon exercise of options..............               -               -               -              327
Common stock issued for cash..............................               -               -               -            2,000
Notes receivable from stockholders........................            (329)              -               -             (329)
Deferred compensation related to grants of stock options..               -               -               -                -
Amortization of deferred compensation.....................               -               -               -              153
Cancellation of stock options.............................               -               -               -                -
Accretion of redeemable convertible preferred stock.......               -            (915)              -             (915)
Tax benefit from exercise of stock options................               -               -               -              664
Tax charge related to the reallocation of revenue to
equity....................................................               -               -               -             (365)
Net income................................................                           1,723                            1,723
Foreign currency translation..............................               -               -               7                7

Comprehensive income......................................               -               -               -                -
                                                              ------------    ------------    ------------    -------------
Balance at December 31, 1998..............................            (329)            396               8            3,748
                                                              ------------    ------------    ------------    -------------
Common stock issued upon exercise of options..............               -               -               -            1,185
Common stock issued upon IPO, net of issuance
     costs of $4,668......................................               -               -               -           34,352
Conversion of preferred stock.............................               -               -               -            9,946
Conversion of redeemable common stock.....................               -               -               -            1,976
Notes receivable from stockholders........................            (826)              -               -             (826)
Deferred compensation related to grants of stock options..               -               -               -                -
Amortization of deferred compensation.....................               -               -               -            1,427
Cancellation of stock options.............................               -               -               -                -
Accretion of redeemable convertible preferred stock.......               -            (391)              -             (391)
Tax benefit from exercise of stock options................               -               -               -            4,537
Net income................................................               -           5,867               -            5,867
Foreign currency translation..............................               -               -              19               19

Comprehensive income......................................               -               -               -                -
                                                              ------------    ------------    ------------    -------------
Balance at December 31, 1999..............................    $     (1,155)   $      5,872    $         27    $      61,840
                                                              ============    ============    ============    =============

          See accompanying notes to consolidated financial statements

                              TENFOLD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                         Year Ended December 31,
                                                                                      ------------------------------
                                                                                        1999      1998       1997
                                                                                      ---------  --------  ---------
Cash flows from operating activities:
     Net income (loss)..........................................................      $   5,867  $  1,723  $    (600)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation............................................................          2,801     1,146        305
        Provision for bad debts ................................................            763       500          -
        Change in deferred income taxes.........................................         (1,092)     (302)         -
        Tax benefit from exercise of stock options..............................          4,537       664          -
        Tax charge related to the reallocation of revenue to equity ............              -      (365)         -
        Amortization of deferred compensation associated with stock options               1,427       153         34
        Amortization of goodwill and acquired intangibles.......................          1,064         -          -
        Write-off of acquired in-process research and development...............          2,000         -          -
        Changes in operating assets and liabilities:
            Accounts receivable.................................................         (7,702)   (1,785)      (984)
            Unbilled accounts receivable........................................         (1,119)   (3,258)         -
            Prepaid expenses....................................................           (374)     (266)      (123)
            Other assets........................................................             39      (154)         1
            Accounts payable....................................................          1,906       597        245
            Accrued liabilities.................................................          9,912     2,479        781
            Income taxes........................................................            644       498       (239)
            Deferred revenues...................................................         (1,341)    4,498      1,402
                                                                                      ---------  --------  ---------
               Net cash provided by operating activities........................         19,332     6,128        822
                                                                                      ---------  --------  ---------
Cash flows from investing activities:
     Purchase of LongView (net of cash acquired)................................         (8,714)        -          -
     Additions to property and equipment........................................         (4,476)   (5,464)    (1,393)
                                                                                      ---------  --------  ---------
               Net cash used in investing activities............................        (13,190)   (5,464)    (1,393)
                                                                                      ---------  --------  ---------
Cash flows from financing activities:
     Proceeds from issuance of preferred stock, less issuance costs.............              -         -      8,365
     Proceeds from issuance of common stock.....................................         34,352        25          -
     Receipt of amounts due from stockholders...................................          1,976         -          -
     Proceeds from issuance of redeemable common stock..........................              -     1,976          -
     Exercise of common stock options...........................................          1,185       327         17
     Due from stockholders......................................................         (1,000)        -          -
     Notes receivable from stockholders.........................................           (826)     (329)         -
     Proceeds from notes payable................................................          2,809     2,425          -
     Principal payments on notes payable........................................         (1,130)     (114)         -
     Proceeds from sales-leaseback..............................................              -     1,424          -
     Principal payments on capital lease obligations............................           (653)      (54)         -
                                                                                      ---------  --------  ---------
               Net cash provided by financing activities........................         36,713     5,680      8,382
                                                                                      ---------  --------  ---------
Effect of exchange rate changes.................................................             19         7          1
                                                                                      ---------  --------  ---------
Net increase in cash and cash equivalents.......................................         42,874     6,351      7,812
Cash and cash equivalents at beginning of year..................................         15,373     9,022      1,210
                                                                                      ---------  --------  ---------
Cash and cash equivalents at end of year........................................      $  58,247  $ 15,373  $   9,022
                                                                                      =========  ========  =========
Supplemental disclosure of cash flow information:
     Cash paid for income taxes.................................................      $     651  $      -  $     129
     Cash paid for interest.....................................................            351        20          -

     Issuance of common stock in exchange for receivable due from
     stockholder................................................................      $       -  $  1,976  $       -
     Deferred compensation related to grants of stock options...................          5,915     3,264        251
     Equipment purchased with capital leases....................................          1,063       272          -

          See accompanying notes to consolidated financial statements

                              TENFOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

1    Organization and Summary of Significant Accounting Policies

     Organization

     TenFold Corporation (the "Company"), develops, markets, supports, and resells large-scale software applications. The Company provides the majority of its services on a fixed-price and fixed-time basis. The Company was incorporated in the state of Delaware in February 1993.

     Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The 1998 financial statements have been reclassified to conform to the current year's presentation.

     Revenue Recognition

     The Company derives its revenues from license fees, application development and implementation services, support, and training services. License revenues consist of fees for licensing the Universal Application and license fees for the applications that the Company develops for its customers. The Company also derives license revenues from the resale of vertical applications products. Service revenues consist of fees for application development and implementation, support and training.

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supersedes SOP 91-1, Software Revenue Recognition. Additionally, in 1998 the AICPA issued SOP 98-9 Modification of SOP 97-2 with Respect to Certain Transactions. Effective January 1, 1998, the Company adopted the provisions of SOP 97-2 as modified by SOP 98-9. Revenue was recognized in accordance with SOP 97-2 as modified by SOP 98-9, in 1998 and 1999, and SOP 91-1 in prior years.

     SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products is generally recognized upon delivery of the products unless services provided are considered essential to functionality of the software.

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The revenue allocated to post contract customer support is generally recognized ratably over the support period. Training revenues are recognized as services are performed.

     For software arrangements that include a service element that is essential to the functionality of the software, the Company recognizes license and service fees over time as services are performed, using the percentage-of-completion method of accounting based on costs incurred relative to total estimated costs. Full provision is made for any anticipated losses in the period such losses are identified. In limited situations, the Company also provides application development and implementation services on a time and materials basis. The Company recognizes revenue on time and material contracts as services are performed. License fees recognized using the percentage-of-completion method, for the years ended December 31, 1999, 1998, and 1997 were $15.8 million, $9.6 million, and $4.5 million, respectively.

     The Company recognizes license revenues from vertical applications products sales and Universal Application development licenses, whether sold separately or with an application development project, that do not include related services that are essential to the functionality of the software, when the following criteria are met: the Company has signed a noncancellable license agreement with nonrefundable fees; the Company has shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. License fees recognized upon achieving these criteria, for the years ended December 31, 1999, 1998, and 1997, were $31.3 million, $3.7 million, and $700,000, respectively.

     In mid 1998, the Company began offering the TenFold Guarantee, the industry's first money-back guarantee for large scale software applications under which the Company recognizes revenue using the percentage-of-completion method of accounting. As a result, in certain contracts the Company has guaranteed project completion within a fixed time period or the customer may return the software and receive a refund of fees paid. This guarantee also requires the customer to fulfill certain responsibilities within a specified time period, including reviewing and approving requirements, providing timely feedback and providing adequate staffing; or the guarantee is voided. Accordingly, this guarantee is considered a conditional money-back guarantee. If necessary, the Company makes provisions for estimated refunds or losses on uncompleted contracts on a contract by contract basis and recognizes the provisions in the period in which such refunds or losses become probable and can be reasonably estimated.

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The timing and amount of cash received from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue and unbilled accounts receivable in any given period. The Company records cash received in excess of revenue earned as deferred revenue. The deferred revenue balance at December 31, 1999 was $9.1 million and $6.2 million at December 31, 1998. The Company's deferred revenue balance generally results from contractual commitments made by customers to pay amounts to the Company in advance of revenues earned. Unbilled accounts receivable represents revenue that the Company has earned but not yet billed for. The Company bills customers for this revenue as payments become due under the terms of the customer's contract. The unbilled accounts receivable balance at December 31, 1999 of $4.4 million is expected to be billed and collected within twelve months.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. The Company generally invests its cash and cash equivalents in money market accounts, commercial paper, and certificates of deposit. Restricted cash relates to cash held in the Company's accounts to secure a lease on office space in Boston, MA.

     Due from Stockholder

     The due from stockholders amount in current assets on the consolidated balance sheet in 1999 represents personal loans to management, secured by stock in the Company. The amount in 1998 represents an outstanding balance resulting from a sale of 200,000 shares of common stock on December 28, 1998. The amount was received in January 1999.

     Property and Equipment

     Property and equipment, including leasehold improvements, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years, or the life of the lease, whichever is shorter.

     Accounting for Impairment of Long-Lived Assets

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

     Cost of Revenues

     Cost of revenues consists primarily of compensation and other related costs of services personnel. Costs of license revenues, including product packaging, documentation, and reproduction have not been significant.

     Research and Development Costs

     Research and development expenses consist primarily of costs for development and enhancement of the Universal Application and TenFold ComponentWare. Software development costs incurred between achieving technology feasibility and release of the product to our customers have been insignificant and therefore have been expensed as incurred.

     Income Taxes

     The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement basis amounts of existing assets and liabilities and their respective income tax bases. Future tax benefits, such as net operating loss carryforwards and tax credits, are recognized to the extent that realization of such benefits are more likely than not. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has adopted various stock option plans as described in note 11. The tax reduction resulting from these plans in excess of compensation expense is credited to paid in capital pursuant to the provisions of APB 25.

     Stock-Based Compensation

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company adopted the footnote disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123. Deferred compensation is recognized ratably over the vesting period.

     Foreign Currency Translation

     For non-U.S. operations, the functional currency is the applicable local currency. The translation of the functional currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the reporting period. Adjustments resulting from the translation of foreign currency financial statements are included in accumulated other comprehensive income as a component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the results of operations and have not been significant to date.

     Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

     Advertising

     Advertising costs are expensed as incurred. Advertising costs amounted to $864,000 in 1999 and $460,000 in 1998. The Company did not incur advertising costs in 1997.

     Warranty

     The Company provides reserves for warranty costs expected to be incurred. To date the Company has not incurred significant warranty costs.

     Financial Instruments

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The carrying value of accounts receivable, unbilled accounts receivable, accounts payable, and accrued expenses approximates their estimated fair value due to the relative short maturity of these instruments. The carrying value of promissory notes and notes payable approximate fair value.

     Goodwill and Other Purchased Intangibles

     Goodwill and other purchased intangibles represent the excess of the purchase price over the fair value of the assets acquired in connection with the acquisition of the LongView Group, Inc. on October 7, 1999. Goodwill and substantially all other purchased intangibles are being amortized on a straight-line basis over lives ranging from five to seven years. As of December 31, 1999 accumulated amortization of goodwill and other identifiable intangible assets was $1,064,000.

     Comprehensive Income

     The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. The Company incurred a foreign currency translation adjustment gain of $19,000 in 1999, $7,000 in 1998 and $1,000 in 1997. This resulted in comprehensive income of $5,886,000 in 1999, $1,730,000 in 1998, and $599,000 in 1997.

     Recent Accounting Pronouncements

     The FASB recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 in 2001. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

2.   Acquisition

     On September 30, 1999, the Company entered into a Stock Purchase Agreement ("Agreement") with Barclays California Corporation ("BarCal") whereby the Company purchased the entire equity interest of BarCal in its

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

wholly-owned subsidiary, The LongView Group, Inc. ("LongView"). On October 7, 1999, the acquisition was closed. Accordingly, the operations of LongView have been included in the accompanying consolidated statement of operations for the Company since the acquisition was closed. The acquisition was accounted for under the purchase method of accounting.

     Pursuant to the Agreement, the Company acquired from BarCal all of the issued and outstanding capital stock of LongView for $22 million, comprised of $10 million in cash and a $12 million note from the Company to BarCal. The promissory note is due and payable in installments of $3 million on April 15, 2000 and $9 million on July 15, 2000 and bears interest at 6.5%. The Company also incurred acquisition costs of $416,000 relating to the acquisition. The Company assumed net liabilities other than research and development of approximately $4 million.

     Simultaneous with the acquisition, BarCal purchased a software license and related technical support services from the Company for $4 million. The Company recorded approximately $3.7 million of license revenue in 1999 and is recording the remaining $300,000 as support revenue, ratably over the support period.

     In connection with the acquisition, the Company recorded a write-off of $2 million for in-process research and development in the fourth quarter of 1999. An independent valuation of LongView was used to evaluate the acquired in-process research and development technology. The fair value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the resulting net cash flows related to these projects. At the date of the acquisition, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses.

     In developing these cash flow projections, revenues were forecasted based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by LongView and it competitors. LongView's projected revenues are dependent upon successful introduction of the in-process research and development projects. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process research and development. Appropriate adjustments were made to operating income to derive net cash flow.

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In determining the operating cash flows related exclusively to in-process research and development, management has considered the contribution of both prior technologies (as demonstrated by prior products) and existing technology or know-how that is generic among most or all products. Where appropriate, the operating income estimates for each project have been apportioned between in-process research and development and the appropriate intangible asset (i.e., existing technology). The operating income apportionment factor was determined on the basis of an analysis of the specific contribution of each element of existing technology to the subject in-process research and development, the estimated effect of this contribution on the profitability of the subject in-process project, and the relative importance of the existing technology to the product's ultimate customer.

     The discount rate for in-process research and development considers the following risk elements (in addition to the baseline business and market risks considered as part of the current product discount rate); risk of successfully completing the in-process research and development project, risk that market demand will exist in the future for the in-process research and development product, risk that the forecasted cost structure will be possible, and the risk that as yet unknown competitive products will emerge. An after-tax rate of 27.5 percent was applied to the in-process research and development projects.

     The revenues earned by the in-process research and development products represent the return on all of the assets acquired under the agreement. The cash flows generated by the new products must provide a return on each asset purchased that is consistent with the value and the relative risk of the asset. To separately value in-process research and development, the value and required rate of return for other identifiable assets must be determined. The required return on these other assets is charged to (deducted from) the cash flows generated by the projects shown in the in-process research and development model to determine the incremental cash flows specifically attributable to the in-process research and development project.

     The estimated costs to complete the acquired in-process research and development as of the date of acquisition was $1.2 million. Of the total estimated costs to complete the acquired in-process research and development, we have incurred $590,000 as of December 31, 1999.

     A total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process technology) is summarized as follows (in thousands):

        Cash consideration...............................................           $22,000
        Acquisition costs................................................               416
                                                                              -------------
             Total purchase price........................................           $22,416
                                                                              =============

     Purchase price allocation (in thousands):

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                                                                 Amortization
                                                                                 Amount             Period
                                                                              -------------     ----------------
        Net liabilities assumed.........................................           $ (4,187)
        Intangible assets:
        Goodwill........................................................             16,303          5 years
        Existing technology.............................................              2,000          5 years
        Assembled workforce.............................................                700          5 years
        Customer list...................................................              5,600          7 years
        In-process research and development.............................              2,000         Expensed
                                                                              -------------
                  Total.................................................            $22,416
                                                                              =============

     The following unaudited pro forma financial information (in thousands, except per share amounts) presents the combined results of operations of the Company and LongView for 1999 and 1998 as if the acquisition had occurred at the beginning of 1998, after giving effect to certain adjustments, including, but not limited to, amortization of goodwill and other intangible assets, decreased interest income, and entries to conform LongView to the Company's accounting policies. The $2 million write-off for acquired in-process research and development has been excluded from the pro forma results as it is a non-recurring charge.

                                                                                 1999          1998
                                                                              ----------    ----------
        Total revenues...................................................       $95,905       $44,031
                                                                              ----------    ----------
        Net income (loss)................................................            44       (7,595)
                                                                              ----------    ----------
        Earnings (loss) per share:
                 Basic...................................................        $ 0.00      $ (0.35)
                                                                              ==========    ==========
                 Diluted.................................................        $ 0.00      $ (0.28)
                                                                              ==========    ==========

3.   Property and Equipment

     Property and equipment consist of the following (in thousands):

                                                                                    December 31,
                                                                               -----------------------
                                                                                  1999         1998
                                                                               ----------   ----------
          Computer equipment under capital lease...........................        $2,994       $1,695
          Computer equipment...............................................         5,850        3,427
          Software.........................................................         1,397          571
          Furniture and fixtures...........................................         2,114        1,107
          Leasehold improvements...........................................         1,629          354
          Office equipment.................................................         1,042          531
                                                                               ----------   ----------
             Total cost....................................................        15,026        7,685
          Less accumulated depreciation and amortization...................        (5,216)      (1,528)
                                                                               ----------   ----------
                                                                                   $9,810       $6,157
                                                                               ==========   ==========

     Accumulated amortization under capital leases amounted to approximately $883,000 and $191,000 in 1999 and 1998, respectively.

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                                                                   December 31,
                                                                              -----------------------
                                                                                 1999          1998
                                                                              ----------     --------
        Accrued compensation...............................................      $ 9,977      $ 2,043
        Other accrued expenses.............................................        6,859        1,263
                                                                              ----------     --------
                                                                                 $16,836      $ 3,306
                                                                              ==========     ========

     Accrued compensation consists of accrued bonuses and commissions, while accrued expenses consist of accrued benefits costs, payroll withholdings for employee contributions to the Company's employee stock purchase plan, accrued sales tax, and accrued value added taxes.

5.   Notes Payable

     Notes payable consists primarily of three year notes collateralized by fixed assets with monthly payment terms. At December 31, 1999, the Company's notes payable had an average interest rate of 7.9%. The aggregate maturities for long-term debt for the three years ending December 31, 2000, 2001, and 2002 are $1.7 million, $1.7 million, and $591,000, respectively. The fair values of the Company's notes payable at December 31, 1999, approximate the carrying amounts.

6.   Promissory Note

     As a result of the acquisition of LongView, the Company signed a promissory note for $12 million, which requires payments of $3 million on April 15, 2000 and $9 million on July 15, 2000 in each case together with interest from September 30, 1999 at the rate of 6.5% per annum.

7.   Line of Credit

     On January 18, 1999, the Company entered into an unsecured Revolving Line of Credit providing for borrowings of up to $5 million. On December 29, 1999, the Company extended the line of credit to provide for borrowings of up to $15 million. The line of credit expires on November 15, 2000. Borrowings under the line of credit bear interest at rates which vary from prime rate to prime rate less 1% or LIBOR plus 100 to 250 basis points. The actual interest rate is determined quarterly by certain financial ratios. The line of credit includes covenants

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

relating to the maintenance of certain financial ratios and cash balances and limits the payment of dividends. The Company had not borrowed against this line as of December 31, 1999.

8.   Lease Commitments

     The Company leases office space and equipment under non-cancelable lease agreements, which expire at various dates through 2008. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Future minimum lease payments under non-cancelable leases as of December 31, 1999 are as follows (in thousands):

                                                               Total       Operating      Capital
                                                            ------------  ------------ ------------
      2000..............................................         $ 5,921       $ 4,913      $ 1,008
      2001..............................................           4,774         3,765        1,009
      2002..............................................           2,600         2,395          205
      2003..............................................           1,121         1,121            -
      2004..............................................             720           720            -
      Thereafter........................................           1,325         1,325            -
                                                            ------------  ------------  ------------
        Total minimum lease payments....................        $ 16,461       $14,239      $ 2,222
                                                            ============  ============
      Less: Amount representing interest..............................................         (121)
                                                                                        ------------
      Present value of net minimum capital lease payments.............................        2,101
      Less: Current installments of obligations under capital leases..................         (926)
                                                                                        ------------
      Obligations under capital leases, excluding current installments................      $ 1,175
                                                                                        ============

     Total rental expense under operating leases was approximately $3,716,000, $1,420,000, and $514,000 for 1999, 1998 and 1997, respectively. Rent expense in 1998 and 1997 is net of sublease income of approximately $158,000 and $221,000, respectively. The Company did not have sublease income in 1999.

     At December 31, 1999, 1998, and 1997, the Company issued stand-by letters of credit for $359,000, $406,000 and $100,000, respectively, as security for the Company's office leases. These letters of credit will terminate by December 31, 2003. These letters of credit had not been drawn upon at December 31, 1999, 1998, and 1997.

     The Company sold certain fixed assets for $1.4 million in 1998. The assets were leased back from the purchaser over a period of 3 years. There was no gain or loss on this transaction and the resulting lease is being accounted for as a capital lease.

9.   Commitments and Contingencies

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company has entered into agreements with certain of its customers requiring the Company to make royalty payments ranging from 1.3% to 15% of specified future revenues. These royalties will become payable by the Company if and when application products developed for these customers are subsequently re-sold to other customers, generally with the assistance of the original customer. Through December 31, 1999, the Company had incurred royalties of $12,500, which are included in the 1999 accrued liabilities on the Consolidated Balance Sheet.

     On September 17, 1999, Ohio Farmers Insurance Company, doing business as Westfield Companies, (the "Plaintiff") filed a complaint in the United States District Court for the District of Ohio seeking $5.8 million from the Company. The complaint alleges that the Company failed to deliver on contractual commitments under a license agreement with the Plaintiff and includes specific claims of anticipatory breach of contract, breach of express warranty, and negligent misrepresentation. The $5.8 million being sought by the Plaintiff was paid to the Company by the Plaintiff in the first half of 1999. On November 4, 1999, the Company filed an Answer and Counterclaim denying these claims and seeking recovery of $3.9 million that the Plaintiff owes the Company under the license agreement together with claims for additional damages. The case is in its preliminary stages. Based on the information currently available, the Company believes that it has valid defenses against the Plaintiff's claims and the Company intends to vigorously defend the case. The Company also intends to vigorously enforce its rights under the license agreement, including recovery of the $3.9 million due and owing under the agreement.

     The Company's legal counsel has commenced investigation of the facts pertinent to the claims and counterclaims. Based on their analysis and current assumptions, the Company's counsel has advised the Company that there is a reasonable likelihood that the Company will successfully prosecute the Company's claims and defenses. The Company's counsel has advised the Company that, pending further investigation and discovery, the prospect that the Company will incur a loss regarding monies already collected is remote, and that it is too early in the litigation process to determine the probability of a recovery or loss with respect to the remaining $3.9 million due under the agreement. The $3.9 million due and owing under the agreement is included in the Company's accounts receivable on the Company's consolidated balance sheet at December 31, 1999, and there has been no allowance for loss recorded on this receivable. Due to the high degree of uncertainty associated with litigation, it is possible that the Company will incur a loss with respect to the $3.9 million currently due from the Plaintiff. Such loss could range from zero to $3.9

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million. However, at the current time, the amount of any loss cannot be reasonably estimated. Although the Company believes it will ultimately prevail against the Plaintiff in the matters explained above, an unfavorable outcome of these matters may have a material adverse impact on the Company's financial position and results of operations.

     On April 22, 1999, the Company entered into a strategic alliance agreement with Perot Systems Corporation, a systems integrator, which provides for the development and delivery of applications, products, and services to TenFold and Perot Systems customers. Perot Systems agreed to provide the Company with opportunities to contract for revenue of at least $15 million of products and services in each of the two years following May 1, 1999 or pay 20% of the shortfall, subject to certain specific provisions. The Company recognized no revenue from the relationship with Perot Systems in 1999. Perot Systems agreed not to develop new products using the Company's technology that are directly competitive with the Company's existing products, unless Perot Systems already has a new product under development. The Company granted Perot Systems the right to license its technology, the right to participate in future business acquisitions and potential division spin offs under certain circumstances, and the right to purchase up to 1,000,000 shares of common stock in the Company's initial public offering. Perot Systems exercised this right and purchased this common stock. If Perot Systems meets certain performance milestones, the Company agreed not to pursue business deals with Perot Systems customers, businesses, or competitors, except under specific circumstances.

10.  Income Taxes

     The components of the provision for income taxes are presented below (in thousands):


                                                                                    December 31,
                                                                        ------------------------------------
                                                                            1999         1998        1997
                                                                        ------------  ----------  ----------
               Provision (benefit) for income taxes:
                  Current:
                       Federal.......................................        $   946     $   567     $  (111)
                       State.........................................            345          79           1
                                                                        ------------  ----------  ----------
                             Total current...........................          1,291         646        (110)

                  Deferred:
                       Federal.......................................           (834)       (439)          -
                       State.........................................           (258)        (11)          -
                                                                        ------------  ----------  ----------
                             Total deferred..........................         (1,092)       (450)          -

                  Charge in lieu of taxes attributable
                       to employee stock plans.......................          4,537         664           -
                  Tax charge related to the reallocation
                       of revenue to equity..........................              -        (365)          -
                                                                        ------------  ----------  ----------
                  Total..............................................        $ 4,736     $   495     $  (110)
                                                                        ============  ==========  ==========

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The 1998 tax charge related to the reallocation of revenue to equity for financial reporting purposes resulted from a transaction the Company entered into for the sale of common and redeemable common stock simultaneously with the sale of software products and services. This transaction created a difference as indicated above for the difference between the contractual value (tax basis) and fair value (book basis) of common stock and redeemable common stock on the transaction date. The tax impact of this transaction was recorded as a debit to paid-in-capital.

     The table below reconciles the U.S. federal statutory income tax rate (35% for 1999, 34% for 1998 and 1997) to the recorded income tax provision (in thousands):

                                                                            1999         1998        1997
                                                                        ------------  ----------  ----------
       Tax at U.S. statutory rates...................................        $ 3,711       $ 754     $ (241)
       State tax, net of federal tax benefit.........................            675         113          -
       Tax exempt interest income....................................           (111)          -          -
       Effect of graduated tax rate..................................           (100)          -          -
       Meals & entertainment.........................................            108          88         39
       Purchased intangibles.........................................            963           -          -
       Credits for research activities...............................           (284)       (253)      (441)
       Change in valuation allowance.................................           (277)       (272)       502
       Other.........................................................             51          65         31
                                                                        ------------  ----------  ----------
                        Provision for income taxes...................        $ 4,736       $ 495     $ (110)
                                                                        ============  ==========  ==========

     The Company's deferred tax assets are comprised of the following (in thousands):

                                                                               December 31,
                                                                          ----------------------
                                                                             1999        1998
                                                                          ----------  ----------
       Deferred tax assets:
              Reserves and accruals....................................       $  359      $  202
              Allowance for receivables................................          309         190
              Stock option compensation................................          659          68
              Credits for research activities..........................          695         600
              Differences in timing of revenue recognition.............        2,347           -
              State loss carryovers....................................          388           -
              Foreign loss carryovers..................................            -         277
              Deferred state taxes.....................................           33           -
                                                                          ----------  ----------
                    Total deferred tax assets..........................        4,790       1,337
              Valuation allowance......................................       (1,083)       (701)
                                                                          ----------  ----------
                    Net deferred tax assets............................       $3,707      $  636
                                                                          ==========  ==========
       Deferred tax liabilities:

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

              Accelerated depreciation.................................      $   253     $   185
              Purchased intangibles....................................        3,558           -
                                                                          ----------  ----------
                    Total deferred tax liabilities                           $ 3,811      $  185
                                                                          ----------  ----------
                    Total net deferred tax asset (liabilities).........      $  (104)     $  451
                                                                          ==========  ==========
       Recorded as:
                Deferred income tax asset - current....................      $ 2,650      $  536
                Deferred income tax liability - long-term..............       (2,754)        (85)
                                                                          ----------  ----------
                    Total net deferred tax asset (liabilities).........      $  (104)     $  451
                                                                          ==========  ==========

     The increase in deferred tax assets and liabilities is primarily due to an acquired subsidiary. As of December 31, 1999, the Company had state net operating loss carryforwards of approximately $4,000,000 that carryforward for five years from inception ($588,000 expire in 2000, $343,000 expire in 2001, $1,537,000 expire in 2002 and $1,532,000 expire in 2003). In addition, as of December 31, 1999, the Company had state credit carryforwards for increasing research activities of approximately $695,000. The state credits will carryover until exhausted.

     During the year ended December 31, 1999, the valuation allowance increased approximately $382,000. The increase is the net result of reducing the allowance for foreign loss carryovers of $277,000, increasing the allowance for the current year's state research credits of $271,000, and increasing the allowance for state net operating loss carryovers of an acquired subsidiary of $388,000. Any future reductions to the valuation allowance for state research credits will be reported in operations, whereas any reductions to the valuation allowance for state net operating loss carryovers will be reported against the goodwill of an acquired subsidiary.

11. Redeemable Convertible Preferred Stock, Redeemable Common Stock, and Stockholders' Equity

   Initial Public Offering

     The Company's registration statement (Registration No. 333-74057) under the Securities Act of 1933, for the Company's initial public offering, became effective May 20, 1999. The Company's offering proceeds, net of aggregate expenses of approximately $4.7 million, were $34.2 million. The Company used a portion of the proceeds for the payment of $10 million for the acquisition of LongView, which closed on October 7, 1999. The remainder of the net proceeds have been invested in cash and cash equivalents.

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Stock Split

     In December 1996, the Board of Directors approved a two-for-one stock split of the Company's common stock. The stock split was completed on February 2, 1997 in the form of a 100% stock dividend. Accordingly, all references to applicable share and per share data, stock option data, and prices of the Company's common stock, for all periods presented, have been retroactively restated to reflect the stock split.

   Redeemable Common Stock

     On December 30, 1998, the Company issued 200,000 shares of Redeemable Common Stock at a contractual purchase price of $5.00 per share and concurrently entered into additional license and service agreements with the purchaser of the shares. The Company subsequently determined that the fair market value of a share of redeemable common stock equaled $9.88, and allocated $2 million of the amounts paid in the licensing and service agreements to the purchase of the shares. The redemption rights terminated upon the completion of the initial public offering.

   Redeemable Convertible Preferred Stock

     On March 4, 1997, the Company established a series of voting preferred shares designated as Series A Preferred Stock, consisting of 2,920,799 shares with $0.001 par value. On November 24, 1997, the Company increased the authorized number of common shares to 44,000,000, and established a series of voting preferred shares designated as Series B Preferred Stock, consisting of 3,340,330 shares with $0.001 par value, increasing the number of authorized preferred shares to 6,261,129.

     During March 1997, the Company entered into a transaction wherein the Company sold 1,460,399 shares of Series A Preferred Stock and a software license to a third party. The software license granted the third party the right to develop applications using the Company's Universal Application. The license restricted the Company from developing and licensing applications with similar industry-specific functionality as this third party's existing applications products (as of the effective date of the license agreement) within the particular industry that this third party operates, and restricted the Company from licensing the Universal Application to certain named competitors of the third party. These licensing restrictions terminated in the Company's initial public offering. In the March 1997 transaction, the majority stockholder of the Company sold 1,460,400 shares of common stock of the Company to the third-party. Simultaneously, the

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company granted the third party an option to exchange the 1,460,400 shares of common stock for an equal number of shares of Series A Preferred Stock. This conversion option was exercised during 1997. The third-party paid a total of $8.0 million as consideration for this transaction, of which $2.5 million was received by the majority stockholder and $5.5 million was received by the Company. Based on an independent valuation of the Company's common and preferred stock, the Company allocated the total consideration paid by the third party of $8 million based on the respective fair values of the preferred and common shares. Based on these valuations, the Company allocated $1.4 million to the Series A Preferred Stock and option, and $5.5 million to revenue. As a result of the transaction, the majority stockholder received a premium of $1.4 million on the sale of common shares. The Company has reflected that premium as an other charge in the 1997 Consolidated Statement of Operations.

     In November 1997, the Company issued 3,340,330 shares of Series B Preferred Stock resulting in net proceeds to the Company of approximately $7 million.

     In connection with the Company's initial public offering, the Company's Series A and B Preferred Stock were automatically converted into common stock.

                                               Series A                      Series B                     Redeemable
                                           Preferred Stock                Preferred Stock                Common Stock
                                     ---------------------------   ---------------------------   --------------------------
                                         Shares         Amount         Shares         Amount         Shares        Amount
                                     -------------   -----------   -------------   -----------   ------------   -----------
Balances at December 31, 1996......              -   $         -               -   $         -              -   $         -

Issuance of Series A
redeemable convertible
    preferred stock, net of
    issuance costs of $52..........      1,460,399         1,380               -             -              -             -

Conversion of Common Stock
    for Series A redeemable
    convertible preferred stock....      1,460,400             1               -             -              -             -

Issuance of Series B
    redeemable convertible
    preferred stock, net of
    issuance costs of $30..........              -             -       3,340,330         6,985              -             -

Accretion of redeemable
    convertible preferred stock....              -           227               -            47              -             -
                                     -------------   -----------   -------------   -----------   ------------   -----------
Balance at December 31, 1997.......      2,920,799         1,608       3,340,330         7,032              -             -
                                     -------------   -----------   -------------   -----------   ------------   -----------
Redeemable common stock
    issued for cash................              -             -               -             -        200,000         1,976

Accretion of redeemable
    convertible preferred stock....              -           328               -           587              -             -

                                     -------------   -----------   -------------   -----------   ------------   -----------
Balance at December 31, 1998.......      2,920,799         1,936       3,340,330         7,619        200,000         1,976
                                     -------------   -----------   -------------   -----------   ------------   -----------
Conversion of redeemable common
stock..............................              -             -               -             -       (200,000)       (1,976)

Accretion of redeemable
    convertible preferred stock....              -           129               -           262              -             -

Conversion of preferred stock
    into common stock..............     (2,920,799)       (2,065)     (3,340,330)       (7,881)             -             -
                                     -------------   -----------   -------------   -----------   ------------   -----------
Balance at December 31, 1999.......              -   $         -               -   $         -              -   $         -
                                     =============   ===========   =============   ===========   ============   ===========

   Restricted Stock

     On October 31, 1996, the Company sold 4,530,104 shares of common stock to the Chief Executive Officer ("CEO ") for an aggregate price of $1 million pursuant to a restricted stock purchase agreement entered into in connection with an employment agreement between the Company and the CEO dated September 1, 1996. Of the total shares sold, 906,021 shares are currently subject to a repurchase right at $0.22 per share in favor of the Company that expires over time.

     On February 2, 1998, the Company allowed two other officers to exercise options on a total of 300,000 shares of common stock in advance of their vesting, subject to the Company's right to repurchase these shares if the officers leave the Company before the shares are fully vested. Of the total shares exercised, 120,000 shares are currently subject to a repurchase right in a range from $0.02 to $0.22 per share in favor of the Company that expires over time.

   Warrants

     During 1999, the Company sold 1,181,600 warrants to a customer. Each warrant entitles the holder to purchase one share of Class A Common Stock at $2.12 per share in the Company's subsidiary, TenFold Energy, Inc. None of these warrants, which expire December 31, 2002, were exercised as of December 31, 1999. The proceeds of $189,000 were credited to stockholders' equity.

   Stock Plans

     1999 Stock Plan. The Company's 1999 Stock Plan was adopted by the Board of Directors and approved by the stockholders in March 1999. A total of 6,500,000 shares of common stock has been reserved for issuance under the 1999 Stock Plan, plus an automatic annual increase on the first day of 2000, 2001, 2002, 2003, and 2004. This automatic annual increase will be equal to the lesser of 1,000,000 shares or 3% of the Company's outstanding common stock on the last day of the immediately preceding year, or such lesser number of shares as the

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Board of Directors determines. The 1999 Stock Plan provides for the granting to employees, including officers and directors, of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants, including nonemployee directors, of nonstatutory stock options and stock purchase rights. The Company has historically granted only nonqualified stock options. The 1999 Stock Plan is administered by the Board of Directors and the Board Compensation Committee, and with respect to option grants to purchase up to 10,000 shares to any one employee, option grants may be approved by a separate committee of the board. The plan administrator determines the terms of options and stock purchase rights granted under the 1999 Stock Plan, including the number of shares subject to an option or purchase right, the exercise or purchase price, and the term and exercisability of options. The options generally vest over a five-year period and expire ten years from the date of grant. Unless terminated earlier, the 1999 Stock Plan will terminate in March 2009.

     Subsidiary Stock Plan. During 1999, TenFold Corporation formed six subsidiaries in each of which TenFold Corporation holds 20,000,000 issued and outstanding shares of common stock, representing 100% of the currently outstanding stock of each subsidiary. Each subsidiary has adopted its own stock plan during 1999 with approval of its Board of Directors. The terms of the plans are similar to the 1999 Stock Plan of TenFold Corporation. A total of 3,740,000 shares of common stock of each subsidiary has been reserved under the Stock Plans of five of the six subsidiaries. The sixth subsidiary has not yet reserved any shares for its stock plan.

     As of December, 31, 1999, TenFold Insurance, Inc., a subsidiary, has granted a total of 2,250,000 options to employees at an option exercise price of $4.80 per share. Tenfold Energy Inc., a subsidiary also had granted a total of 1,000,000 options to employees at an option, price of $1.30 per share. As of December 31, 1999, none of the options granted by these two subsidiaries had been exercised.

     1993 Flexible Stock Incentive Plan. The Company's 1993 Flexible Stock Incentive Plan was adopted by the board of directors and approved by the Company's stockholders in February 1993. A total of 10,000,000 shares of common stock are reserved for issuance under the 1993 Stock Plan. The 1993 Stock Plan is administered by the Board of Directors and the Board Compensation Committee, and with respect to option grants to purchase up to 10,000 shares to any one employee, option grants may be approved by a separate committee of the board. The 1993 Stock Plan provides for the issuance of incentive stock options to employees, including officers and employee directors, and of nonqualified stock options, stock purchase rights, stock bonus awards, and stock appreciation rights to employees, including officers and directors, consultants and non-employee directors. The options generally vest over a five-year period and expire ten years from the date of grant. Unless terminated

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earlier, the 1993 Stock Plan will terminate in February 2003. To date, the Company has not issued any stock bonus or stock appreciation rights under the 1993 stock plan.

     1999 Employee Stock Purchase Plan. The Company's 1999 Employee Stock Purchase Plan was adopted by the Board of Directors and approved by the stockholders in March 1999. A total of 1,000,000 shares of common stock has been reserved for issuance under the purchase plan. In addition, the number of shares reserved for issuance under the purchase plan automatically increases on the first day of each of the Company's fiscal years beginning in 2000, 2001, 2002, 2003 and 2004 equal to the lesser of 300,000 shares, 0.75% of the Company's outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as the Board of Directors shall determine. The purchase plan, which is intended to qualify under Section 423 of the Internal Revenue Code, will be implemented in two six-month offering periods each year, with new offering periods (other than the first offering period) commencing on February 1 and August 1 of each year. The first offering period commenced on the date of the initial public offering and ended on January 31, 2000. No shares of stock had been purchased under this plan as of December 31, 1999.

     The purchase plan is administered by the Board of Directors or by a committee appointed by the Board. Employees (including officers and employee directors) of the Company, or of any majority-owned subsidiary designated by the Board, are eligible to participate in the purchase plan if they are employed by the Company or any such subsidiary for at least 20 hours per week and more than five months per year. The purchase plan permits eligible employees to purchase common stock through payroll deductions of up to 10% of an employee's compensation, at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of such period. No employee may purchase more than 3,000 shares of common stock under the purchase plan in any single offering period. No employee may purchase shares in an offering period if the purchase would cause such employee to own stock or hold outstanding stock options equal to or in excess of 5% of the total voting power of all classes of TenFold stock. In addition, no employee shall be granted an option under the purchase plan if the option would permit an employee to purchase stock under all employee stock purchase plans of the Company at a rate that exceeds $25,000 of fair market value of the stock for each calendar year in which the option is outstanding. An employee has the option of increasing or decreasing the percentage of payroll deductions once or of discontinuing the deduction during the offering period. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB25") in accounting for its employee stock purchase plan. Under APB25, the plan is considered non-compensatory.

     Stock option activity under the Company's 1999 and 1993 stock option plans are as follows:

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                                        Weighted
                                                                                         Average
                                                                          Option     Exercise Price
                                                                          Shares        Per Share
                                                                        -----------  --------------
     Outstanding at December 31, 1996.................................    2,777,000      $ 0.13
          Granted.....................................................    2,531,000      $ 0.84
          Exercised...................................................      414,000      $ 0.05
          Canceled....................................................      440,800      $ 0.23
                                                                        -----------      ------
     Outstanding at December 31, 1997.................................    4,453,200      $ 0.53
          Granted.....................................................    4,070,000      $ 3.88
          Exercised...................................................    1,260,700      $ 0.26
          Canceled....................................................      845,200      $ 1.71
                                                                        -----------      ------
     Outstanding at December 31, 1998.................................    6,417,300      $ 2.36
                                                                        -----------      ------
          Granted ....................................................    2,640,800      $15.27
          Exercised ..................................................      986,868      $ 1.21
          Canceled ...................................................    1,165,112      $ 5.09
                                                                        -----------      ------
     Outstanding at December 31, 1999 ................................    6,906,120      $ 7.00
                                                                        ===========      ======

     At December 31, 1999, 1998, and 1997, 714,840, 384,200, and 592,200 options were vested and exercisable, respectively, under the stock option plans. Included in the table above were options granted to consultants which were recorded at their estimated fair value. To date, the number of options granted to consultants and the related fair value of such options has been insignificant.

     The following table summarizes information about stock options under the plans outstanding at December 31, 1999:

                                                 Options Outstanding                   Options Exercisable
                                    ---------------------------------------------- ----------------------------

                                                       Weighted
                                                       Average        Weighted                      Weighted
                                       Options        Remaining        Average        Number        Average
        Range of                     Outstanding     Contractual      Exercise      Exercisable     Exercise
     Exercise Prices                 at 12/31/99         Life           Price       at 12/31/99      Price
    ------------------              --------------- --------------- -------------- -------------- -------------
$    0.02 to  $ 0.05............           116,900     5.34 Years          $ 0.03         59,300  $       0.03
     0.22 to    0.89............         1,551,350     7.36 Years            0.54        301,950          0.46
     1.78 to    4.49............         2,813,370     8.41 Years            3.57        342,370          3.95
     5.00 to    12.60...........         1,635,100     9.18 Years            9.53         11,220          5.00
    21.56 to    35.22...........           789,400     9.70 Years           27.72              -             -
                                    --------------- --------------- -------------- -------------- -------------
$    0.02 to  $ 35.22...........         6,906,120     8.46 Years          $ 7.00        714,840  $       2.17
                                    =============== =============== ============== ============== =============

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") in accounting for its option plans. Had compensation expense for the Company's stock option plan and the employee stock purchase plan been determined based on the fair value

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

at the grant date for awards or purchase rights under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income (loss) for the years ended December 31, would have been as follows (in thousands except per share information):

                                                                           1999      1998       1997
                                                                         --------   -------   -------
Net income (loss) applicable to common stock - as reported..........       $5,476    $ 808     $ (874)
                                                                         ========   =======   =======
Pro forma net income (loss) applicable to common stock..............       $  723    $ 435     $ (922)
                                                                         ========   =======   =======
Net income (loss) per share - as reported:

     Basic..........................................................       $ 0.19    $0.04     $(0.04)
                                                                         ========   =======   =======
     Diluted........................................................       $ 0.16    $0.03     $(0.04)
                                                                         ========   =======   =======
Pro forma net income (loss) per share:

     Basic..........................................................       $ 0.02    $0.02     $(0.04)
                                                                         ========   =======   =======
     Diluted........................................................       $ 0.02    $0.02     $(0.04)
                                                                         ========   =======   =======

     The effect of SFAS 123 on pro forma net loss and net loss per share disclosed for 1999, 1998, and 1997 may not be representative of the effects on pro forma results in future years.

     The weighted-average fair value of the options granted under the plans in 1999, 1998, and 1997 was $13.64, $3.22, and $0.71, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes model in 1999 and the minimum value method in 1998 and 1997 with the following weighted-average assumptions for 1999, 1998, and 1997: risk-free interest rate of 6.80% in 1999, 6.81% in 1998, and 6.86% in 1997; a dividend yield of 0%, a volatility factor of 108.5% for 1999 and 0% in 1998 and 1997, and a weighted-average expected life of 7 years. The weighted-average fair value of employee stock purchase rights granted under the employee stock purchase plan in 1999 was $7.01. The fair value for the employee stock purchase rights was estimated using the Black-Scholes model with the following assumptions for 1999: risk-free interest rate of 5.97%, dividend yield of 0%, an expected life of 6 months, and the same volatility factors as used for the stock option plans.

     During 1999, 1998 and 1997, the Company recorded deferred compensation pursuant to APB 25 of $5.9 million, $2.2 million and $251,000, respectively, relating to stock options which were granted in a range of prices between $0.45 and $5.00, which were below the estimated fair market value of the underlying common stock. The Company recognized compensation expense of $1.4 million in 1999, $153,000 in 1998 and $34,000 in 1997.

12.   Retirement Plan

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company established a 401(k) retirement savings plan for employees in January 1996. All employees age 21 and over are eligible to participate. Each participant may elect to have amounts deducted from his or her compensation and contributed to the plan. The Company matches 20% of the first 6% of the employees contributions, up to a maximum of $2,000 per employee per year. Total Company contributions for 1999, 1998 and 1997 were approximately $237,000, $157,000 and $57,000, respectively.

13.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                             Year ended December 31,
                                                                  ----------------------------------------------
                                                                      1999             1998            1997
                                                                  -------------    -------------   -------------
Numerator:
     Net income (loss)......................................      $       5,867    $       1,723   $        (600)
     Accretion of Series A and B preferred stock............               (391)            (915)           (274)
                                                                  -------------    -------------   -------------
     Numerator for basic earnings per
        share-income available to common
        stockholders........................................      $       5,476    $         808   $        (874)
                                                                  =============    =============   =============
     Numerator for diluted earnings per share-
        income available to common stockholders
        after assumed dilutive conversions..................      $       5,476    $         808   $        (874)
                                                                  =============    =============   =============
Denominator:
     Denominator for basic earnings
        per share-weighted-average shares...................             29,278           21,551          21,542
                                                                  =============    =============   =============

     Employee stock and options.............................              5,106            5,112               -
                                                                  -------------    -------------   -------------
     Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions........             34,384           26,663          21,542
                                                                  =============    =============   =============
Earnings (loss) per common share:
     Basic earnings (loss) per common share.................      $        0.19    $        0.04   $       (0.04)
                                                                  =============    =============   =============
     Diluted earning (loss) per common share................      $        0.16    $        0.03   $       (0.04)
                                                                  =============    =============   =============

     The computation of diluted earnings per common share during 1998 and 1997 excludes the assumed conversion of 6,261,129 shares of Series A and B convertible preferred stock because the impact of the conversion, including the assumed elimination of the accretion of such preferred stock, would be anti-dilutive. No Series A or B preferred stock were outstanding at December 31, 1999.

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Employee stock and options of 7,397,768 outstanding during the year ended December 31, 1997 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

14.   Operating Segments

     The Company has adopted the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

     The Company's chief operating decision maker is considered to be the Company's CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by Vertical Business Group for purposes of making operating decisions and assessing financial performance. Revenues from operations outside of North America were approximately 10% of revenues for 1999, 1% for 1998, and none for 1997. Substantially all of the revenues from operations outside of North America were in the Banking and Credit segment. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company operates in a single operating segment: applications products and services.

     Revenue information for different products and services is as follows (in thousands):

                                                                 Year ended December 31,
                                                            -----------------------------------
Banking                                                        1999        1998        1997
                                                            -----------  ----------  ----------
  License................................................   $     2,676  $        -  $        -
  Services...............................................   $     6,593           -           -
                                                            -----------  ----------  ----------
                                                            $     9,269  $        -  $        -
                                                            ===========  ==========  ==========
Communications
  License................................................   $     5,105  $      456  $      229
  Services...............................................           846       2,362         496
                                                            -----------  ----------  ----------
                                                            $     5,951  $    2,818  $      725
                                                            ===========  ==========  ==========
Energy
  License................................................   $     7,110  $        -  $    2,750
  Services...............................................         3,830       1,264       3,348
                                                            -----------  ----------  ----------
                                                            $    10,940  $    1,264  $    6,098
                                                            ===========  ==========  ==========

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Healthcare
  License................................................   $       867  $      351  $        -
  Services...............................................         3,683         751           -
                                                            -----------  ----------  ----------
                                                            $     4,550  $    1,102  $        -
                                                            ===========  ==========  ==========

Insurance
  License................................................   $    20,981  $    9,524  $    1,698
  Services...............................................        22,422      16,427       2,790
                                                            -----------  ----------  ----------
                                                            $    43,403  $   25,951  $    4,488
                                                            ===========  ==========  ==========
Investment Management
  License................................................   $     9,302  $    2,318  $      561
  Services...............................................         4,062       2,902       1,742
                                                            -----------  ----------  ----------
                                                            $    13,364  $    5,220  $    2,303
                                                            ===========  ==========  ==========
Other
  License................................................   $     1,047  $      733  $        6
  Services...............................................         3,905       3,079         503
                                                            -----------  ----------  ----------
                                                            $     4,952  $    3,812  $      509
                                                            ===========  ==========  ==========
Total
  License................................................   $    47,088  $   13,382  $    5,244
  Services...............................................        45,341      26,785       8,879
                                                            -----------  ----------  ----------
                                                            $    92,429  $   40,167  $   14,123
                                                            ===========  ==========  ==========

15.   Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash investments and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. The Company's customers are generally large companies in the banking and credit, communications, energy, healthcare, insurance, and investment management industries. The Company does not require collateral from its customers. The following table provides customer concentration for the three years ended December 31, 1999, 1998 and 1997.

                                                                                    December 31,
                                                                         ------------------------------------
                                                                             1999         1998        1997
                                                                         ----------    ---------    ---------
Customer A.........................................................         18%            -            -
Customer B.........................................................         10%            -            -
Customer C.........................................................          -            20%          31%
Customer D.........................................................          -            15%           -
Customer E.........................................................          -            13%           -
Customer F.........................................................          -            10%           -
Customer G.........................................................          -             -           39%
Customer H.........................................................          -             -           11%

16.   Subsequent Events

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     On February 4, 2000 the Company signed a five year lease, commencing April 1, 2000, for approximately 23,000 square feet of office space in Irving, Texas.

     On February 8, 2000, the Company signed a purchase commitment for two office buildings in San Rafael California, totaling 14,000 square feet. The buildings will be used for research and development activities and are expected to be occupied during the current year. The Company anticipates subleasing approximately 7,500 square feet of this space for a one year term.

     On February 19, 2000, the Company signed an eight year lease, commencing May 2000, for approximately 77,000 square feet of office space in San Francisco, California. The Company anticipates subleasing 28,000 square feet of this space for 2 years, and 9,000 square feet for 1 year.

Schedule II

                              TENFOLD CORPORATION
                       Valuation and Qualifying Accounts
             For the years ended December 31, 1999, 1998, and 1997
                                (in thousands)


       Allowance for Doubtful         Balance at       Additions     Receivables
              Accounts               Beginning of       Charged        Charged       Balance at
                                         Year        to Expenses    to Allowance    End of Year
                                     ------------    -----------    ------------    -----------
Year ended December 31, 1997                    -              -               -              -
                                     ============    ===========    ============    ===========
Year ended December 31, 1998                    -    $       500               -    $       500
                                     ============    ===========    ============    ===========
Year ended December 31, 1999         $        500    $       763    $       (538)   $       725
                                     ============    ===========    ============    ===========

       Deferred Tax Valuation         Balance at
              Accounts               Beginning of                                   Balance at
                                         Year         Additions      Reductions     End of Year
                                     ------------    -----------    ------------    -----------
Year ended December 31, 1997         $        471    $       547    $        (45)   $       973
                                     ============    ===========    ============    ===========
Year ended December 31, 1998         $        973    $       238    $       (510)   $       701
                                     ============    ===========    ============    ===========
Year ended December 31, 1999         $        701    $       659    $       (277)   $     1,083
                                     ============    ===========    ============    ===========

                              TENFOLD CORPORATION
                                 EXHIBIT INDEX


  Number
  ------
                                   Description
    11*        Computation of Shares used in Computing Basic and Diluted Net
               Income Per Share
    21         List of subsidiaries
    23.1       Consent of KPMG LLP
    27.1       Financial Data Schedule.

     * Incorporated by reference to "Notes to Consolidated Financial Statements" herein