Form 10-Q
period 2000-03-31
TENFOLD CORP /UT
filed 2000-05-05
CIK 1051118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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
 (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or                                   Identification No.)
     organization)
                            180 West Election Road
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

                                Yes [X]  No [_]

     As of March 31, 2000, there were 35,311,643 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

       Item 1. Consolidated Financial Statements.
               Consolidated Balance Sheets at March 31, 2000 and December
               31, 1999....................................................  3

               Consolidated Statements of Operations for the three months ended March 31, 2000 and March 31, 1999.....................  4

               Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and March 31, 1999.....................  5

               Notes to Consolidated Financial Statements..................  6

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................... 11

       Item 3. Quantitative and Qualitative Disclosures About Market
               Risk........................................................ 26

PART II.       OTHER INFORMATION

       Item 2. Use of Proceeds............................................. 26

       Item 6. Exhibits and Reports on Form 8-K............................ 27

SIGNATURES................................................................. 28

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements


                              TENFOLD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                        March 31,         December 31,
                                                                                     ----------------    --------------
                                                                                          2000               1999
                                                                                     ----------------    --------------
                              Assets
Current assets:
 Cash and cash equivalents.....................................................      $         47,228    $       58,247
 Accounts receivable (net of allowances for doubtful accounts
     of $125 and $725, respectively)...........................................                14,761            10,713
 Unbilled accounts receivable..................................................                10,123             4,377
 Prepaid expenses and other assets.............................................                 1,043               889
 Deferred income taxes.........................................................                 7,784             2,650
 Other assets..................................................................                   135             1,080
                                                                                     ----------------    --------------
       Total current assets....................................................                81,074            77,956

 Restricted cash...............................................................                   111               111
 Property and equipment, net...................................................                 9,602             9,810
 Due from stockholders.........................................................                 1,000             1,000
 Other assets..................................................................                 1,220               216
 Goodwill and other intangibles, net...........................................                22,389            23,539
                                                                                     ----------------    --------------
       Total assets............................................................      $        115,396    $      112,632
                                                                                     ================    ==============

                         Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable..............................................................      $          2,213    $        2,903
 Income taxes payable..........................................................                   918             1,142
 Accrued liabilities...........................................................                10,074            16,836
 Deferred revenue..............................................................                 7,012             9,066
 Current installments of obligations under capital leases......................                   938               926
 Current installments of notes payable.........................................                 1,911             1,701
 Promissory note...............................................................                12,000            12,000
                                                                                     ----------------    --------------
       Total current liabilities...............................................                35,066            44,574
                                                                                     ----------------    --------------

Long-term liabilities:
 Deferred income taxes.........................................................                 2,749             2,754
 Obligations under capital leases, excluding current installments..............                   941             1,175
 Notes payable, excluding current installments.................................                 2,243             2,289
                                                                                     ----------------    --------------
       Total long-term liabilities.............................................                 5,933             6,218
                                                                                     ----------------    --------------

Minority interest..............................................................                     8                 -
                                                                                     ----------------    --------------

Stockholders' equity:
  Common stock, $0.001 par value:
  Authorized: 120,000,000 shares
    Issued and outstanding shares: 35,311,643 shares at March 31, 2000
    and 34,806,602 shares at December 31, 1999.................................                    35                35
  Additional paid-in capital...................................................                73,263            62,672
  Notes receivable from stockholders...........................................                (2,115)           (1,155)
  Deferred compensation........................................................                (4,730)           (5,611)
  Retained earnings............................................................                 8,009             5,872
  Accumulated other comprehensive income.......................................                   (73)               27
                                                                                     ----------------    --------------
       Total stockholders' equity..............................................                74,389            61,840
                                                                                     ----------------    --------------
       Total liabilities and stockholders' equity..............................      $        115,396    $      112,632
                                                                                     ================    ==============

          See accompanying notes to consolidated financial statements

                              TENFOLD CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                  -----------------------------------
                                                                                       2000               1999
                                                                                  ---------------    ----------------
Revenues:
 License.....................................................................     $         4,681    $          5,656
 Services....................................................................              26,994              10,371
                                                                                  ---------------    ----------------
       Total revenues........................................................              31,675              16,027
                                                                                  ---------------    ----------------

Operating expenses:
 Cost of revenues............................................................              11,718               6,246
 Sales and marketing.........................................................               6,844               4,736
 Research and development....................................................               6,424               3,401
 General and administrative..................................................               1,864                 820
 Amortization of deferred compensation.......................................                 351                 305
 Amortization of goodwill and acquired intangibles...........................               1,151                   -
                                                                                  ---------------    ----------------
       Total operating expenses..............................................              28,352              15,508
                                                                                  ---------------    ----------------
 Income from operation.......................................................               3,323                 519
                                                                                  ---------------    ----------------

Other income (expense):
 Interest and other income...................................................                 787                 159
 Interest expense............................................................                (279)                (71)
                                                                                  ---------------    ----------------
       Total other income....................................................                 508                  88
                                                                                  ---------------    ----------------
Income before income taxes and minority interest.............................               3,831                 607

Provision for income taxes...................................................               1,686                 234
                                                                                  ---------------    ----------------
Net income before minority interest..........................................               2,145                 373

Minority interest............................................................                   8                   -
                                                                                  ---------------    ----------------
Net income...................................................................     $         2,137    $            373
                                                                                  ===============    ================

Accretion of Series A and B preferred stock..................................                   -                (248)

Net income available to common stock.........................................     $         2,137    $            125
                                                                                  ===============    ================

Basic earnings per common share..............................................     $          0.06    $           0.01
                                                                                  ===============    ================
Diluted earnings per common share............................................     $          0.05    $           0.00
                                                                                  ===============    ================
Weighted average common and common equivalent shares used to calculate earnings per share:
 Basic.......................................................................              34,038              22,765
                                                                                  ===============    ================
 Diluted.....................................................................              38,864              28,176
                                                                                  ===============    ================


          See accompanying notes to consolidated financial statements

                              TENFOLD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  ----------------------
                                                                                   2000           1999
                                                                                  -----          -------
Cash flows from operating activities:
  Net income.....................................................................  $    2,137     $    373
  Adjustments to reconcile net income to net cash used in operating activities:
     Tax benefit from exercise of stock options..................................       6,820            -
     Deferred taxes..............................................................      (5,139)           -
     Amortization of goodwill and acquired intangibles...........................       1,151            -
     Depreciation and amortization...............................................       1,011          541
     Allowances for doubtful accounts............................................        (262)           -
     Amortization of deferred compensation ......................................         351          305
     Minority interest...........................................................           8            -

  Changes in operating assets and liabilities:
     Accounts receivable.........................................................      (3,786)      (1,509)
     Unbilled accounts receivable................................................      (5,746)        (788)
     Prepaid expenses and other assets...........................................         520         (302)
     Accounts payable............................................................        (690)         272
     Income taxes payable........................................................        (224)        (404)
     Accrued liabilities.........................................................      (6,762)         311
     Deferred costs..............................................................           -         (107)
     Deferred revenues...........................................................      (2,054)      (2,485)
                                                                                   ----------     --------
              Net cash used in operating activities..............................     (12,665)      (3,793)
                                                                                   ----------     --------

Cash flows from investing activities:
     Additions to property and equipment.........................................        (804)        (842)
     Net increase (decrease) in other assets.....................................        (733)           -
                                                                                   ----------     --------
              Net cash used in investing activities..............................      (1,537)        (842)
                                                                                   ----------     --------

Cash flows from financing activities:
     Proceeds from employee stock purchase plan stock issuance...................       2,520            -
     Proceeds from issuance of common stock......................................           -        1,976
     Exercise of common stock options............................................         821          369
     Proceeds from issuance of notes payable.....................................         576          733
     Principal payments on notes payable.........................................        (412)        (194)
     Notes receivable from stockholders..........................................           -         (349)
     Principal payments on capital lease obligations.............................        (222)         (82)
                                                                                   ----------     --------
          Net cash provided by financing activities..............................       3,283        2,453
                                                                                   ----------     --------

Effect of exchange rate changes..................................................        (100)         (20)
                                                                                   ----------     --------

Net decrease in cash and cash equivalents........................................     (11,019)      (2,202)
Cash and cash equivalents at beginning of period.................................      58,247       15,373
                                                                                   ----------     --------
Cash and cash equivalents at end of period.......................................  $   47,228     $ 13,171
                                                                                   ==========     ========

          See accompanying notes to consolidated financial statements

                              TENFOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements included herein have been prepared by TenFold Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (consisting of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for any future period or the year ended December 31, 2000.

     This report should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                   --------------------------
                                                                                                     2000             1999
                                                                                                   --------          --------
Numerator:
      Numerator for basic earnings per share - net income available to common
      stockholders.............................................................................     $ 2,137          $   125
                                                                                                    =======          =======
      Assumed dilution related to subsidiaries' earnings applicable to minority
      stockholders.............................................................................         (43)               -
                                                                                                    -------          -------

                     Numerator for diluted earnings per share..................................     $ 2,094          $   125
                                                                                                    =======          =======
 Denominator:
      Denominator for basic earnings per share - weighted average shares.......................      34,038           22,765
                                                                                                    =======          =======
      Employee stock options...................................................................       4,826            5,411
                                                                                                    -------          -------
      Denominator for diluted earnings per share...............................................      38,864           28,176
                                                                                                    =======          =======
Earnings per common share:
      Basic earnings per common share..........................................................     $  0.06          $  0.01
                                                                                                    =======          =======
      Diluted earnings per common share........................................................     $  0.05          $  0.00
                                                                                                    =======          =======

     Employee stock options of 182,700 outstanding during the three months ended March 31, 2000 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

     The computation of diluted earnings per common share for the three months ended March 31, 1999 excludes the assumed conversion of 6,261,129 shares of Series A and B convertible preferred stock because the impact of the conversion, including the assumed elimination of the accretion of such preferred stock, would be anti-dilutive.

3.   Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. The Company generally invests its cash and cash equivalents in money market accounts, commercial paper, and certificates of deposit. The carrying value of the Company's short-term investments approximates fair value.

4.   Comprehensive Income (Loss)

     The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. The Company incurred a foreign currency translation adjustment loss of $100,000, net of tax, for the three months ended March 31, 2000 compared to a foreign currency translation adjustment loss of $20,000, net of tax, for the same period in the prior year. This resulted in comprehensive income of $2.0 million for the three months ended March 31, 2000 and comprehensive income of $353,000 for the three months ended March 31, 1999.

5.   Lease Commitments

       We have commitments under long-term operating leases, principally for office space and computer equipment. Our future minimum lease payments under non-cancelable operating lease obligations, in excess of one year, at March 31, 2000 are as follows:

          Year                                          Amount
          ----                                          ------
          Q2 - Q4, 2000                            $ 6,840,240
          2001                                       8,177,081
          2002                                       6,781,143
          2003                                       5,507,380
          2004                                       5,101,046
          Thereafter                                17,770,587
                                                   -----------
          Total minimum lease commitments          $50,177,477
                                                   ===========

     The lease mentioned in Note 11 was excluded from this table as it was signed subsequent to March 31, 2000.

6.   Operating Segments

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

     The Company's chief operating decision-maker is considered to be the Company's CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by Vertical Business Group for purposes of making operating decisions and assessing financial performance. Revenues from operations outside of North America were approximately 10 percent of revenues for the three months ended March 31, 2000 and 5 percent of revenues for the same period in the prior year. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company operates in a single operating segment, which is applications products and services.

     No material change has occurred since December 31, 1999 in the extent of the Company's reliance on major customers. The Company's long-lived assets continue to be deployed predominantly in the United States.

     Revenue from our Vertical Business Groups is as follows (in thousands):

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                           ----------------------------
                                                                            2000                   1999
                                                                           ------                 ------
     Banking
       License...........................................................   $     -               $   200
       Services..........................................................     2,576                   548
                                                                            -------               -------
                                                                            $ 2,576               $   748
                                                                            =======               =======
     Communications
       License...........................................................   $   339               $     8
       Services..........................................................     1,866                    66
                                                                            -------               -------
                                                                            $ 2,205               $    74
                                                                            =======               =======
     e-Business and Other
       License...........................................................   $   213               $    76
       Services..........................................................     1,263                   386
                                                                            -------               -------
                                                                            $ 1,476               $   462
                                                                            =======               =======
     Energy
       License...........................................................   $   911               $     -
       Services..........................................................     4,718                    44
                                                                            -------               -------
                                                                            $ 5,629               $    44
                                                                            =======               =======
     Healthcare
       License...........................................................   $   263               $    27
       Services..........................................................     1,334                   593
                                                                            -------               -------
                                                                            $ 1,597               $   620
                                                                            =======               =======
     Insurance
       License...........................................................   $ 1,019               $ 4,662
       Services..........................................................    13,414                 7,405
                                                                            -------               -------
                                                                            $14,433               $12,067
                                                                            =======               =======
     Investment Management
       License...........................................................   $ 1,936               $   683
       Services..........................................................     1,823                 1,329
                                                                            -------               -------
                                                                            $ 3,759               $ 2,012
                                                                            =======               =======
     Total
       License...........................................................   $ 4,681               $ 5,656
       Services..........................................................    26,994                10,371
                                                                            -------               -------
                                                                            $31,675               $16,027
                                                                            =======               =======

7.   Acquisition

     On September 30, 1999, the Company entered into a Stock Purchase Agreement ("Agreement") with Barclays California Corporation ("BarCal") whereby the Company purchased the entire equity interest of BarCal in its wholly-owned subsidiary, The LongView Group, Inc. ("LongView"). On October 7, 1999, the acquisition was closed. Accordingly, the operations of LongView have been included in the accompanying consolidated statement of operations for the Company since the acquisition was closed. The acquisition was accounted for under the purchase method of accounting.

     Pursuant to the Agreement, the Company acquired from BarCal all of the issued and outstanding capital stock of LongView for $22 million, comprised of $10 million in cash and a $12 million note from the Company to BarCal. The promissory note is due and payable in installments of $3 million on April 15, 2000 and $9 million on July 15, 2000 and bears interest at 6.5 percent. The first installment was paid during April 2000.

     BarCal has been a customer of LongView since 1998. BarCal has been a customer of the Company since 1997 and, as such, has various software license and service agreements with the Company. BarCal signed, on September 30, 1999, an additional Master Software License and Services Agreement, purchasing from the Company a multi-project license to the Universal Application and TenFold ComponentWare products and related technical support services for $4 million. The Company recorded approximately $3.7 million of license revenue in the fourth quarter of 1999 and is recording the remaining $300,000 as support revenue, ratably over the support period.

     In connection with the acquisition, the Company recorded a write-off of $2 million for in-process research and development in the fourth quarter of 1999. The estimated costs to complete the acquired in-process research and development as of the date of acquisition were $1.2 million. Management believed that the assumptions used in the LongView in-process research and development analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected revenues, development costs or profitability, or the events associated with such projects, will transpire as estimated. Expenses incurred to date associated with the development and integration of the in-process research and development projects are higher than previous estimates. Management believes that projected revenues from these projects will be higher than previous estimates and that revised estimates of net cash flows related to these projects are not materially different than the original net cash flows used to calculate the in-process research and development write-off. To date, no revenues have been recognized on these projects.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and LongView for the three months ended March 31, 1999 as if the acquisition had occurred at the beginning of calendar 1999, after giving effect to certain adjustments, including, but not limited to, amortization of goodwill and other intangible assets, and decreased interest income. The $2 million write-off for acquired in-process research and development has been excluded from the pro forma results as it is a non-recurring charge. All amounts are in thousands except per share data.

                                             Three Months
                                               Ended
                                            March 31, 1999
                                            --------------

          Total revenues...................        $17,230
                                                   -------
          Net income (loss)................           (566)
                                                   -------
          Earnings (loss) per share:
             Basic.........................        $ (0.04)
                                                   =======
             Diluted.......................        $ (0.04)
                                                   =======

8.   Subsidiary Stock Plans

     During 1999, the Company formed six subsidiaries in each of which the Company holds 20,000,000 issued and outstanding shares of common stock. Each subsidiary, with approval of its Board of Directors, adopted its own stock plan during 1999. The terms of the plans are similar to the Company's 1999 Stock Plan. A total of 3,740,000 shares of common stock of each subsidiary has been reserved under the Stock Plans of all six subsidiaries. The Company plans to account for the sale of common stock in the Company's subsidiaries as an equity transaction.

     Outstanding stock options under the respective stock option plans as of March 31, 2000 range from 2.1 to 3.2 million common stock options. One employee exercised certain subsidiary stock options during the three months ended March 31, 2000. In connection with this option exercise, the Company loaned the employee

$960,000, which is included in the consolidated balance sheet under the caption Notes Receivable from Stockholders. The note receivable is secured by the related shares.

9.   Legal Proceedings

     On September 17, 1999, Ohio Farmers Insurance Company doing business as Westfield Companies (the "Plaintiff"), filed a complaint in the United States District Court for the District of Ohio seeking $5.8 million from the Company. The complaint alleges that the Company failed to deliver on contractual commitments under a license agreement with the Plaintiff and includes specific claims of anticipatory breach of contract, breach of express warranty, and negligent misrepresentation. The $5.8 million being sought from the Company by the Plaintiff was paid to the Company by the Plaintiff in the first half of 1999 and recognized as revenue by the Company over this period. On November 4, 1999, the Company filed an Answer and Counterclaim denying these claims and seeking recovery of $3.9 million that Plaintiff owes the Company under the license agreement together with claims for additional damages. The case is in its preliminary stages. Based on the information currently available, the Company believes that it has valid defenses against the Plaintiff's claims and the Company intends to vigorously defend the case. The Company also intends to vigorously enforce its rights under the license agreement, including recovery of the $3.9 million due and owing under the agreement.

     The Company's legal counsel has commenced investigation of the facts pertinent to the claims and counterclaims. Based on their analysis and current assumptions, the Company's counsel has advised the Company that there is a reasonable likelihood that the Company will successfully prosecute the Company's claims and defenses. The Company's counsel has advised the Company that, pending further investigation and discovery, the prospect that the Company will incur a loss regarding monies already collected is remote, and that it is too early in the litigation process to determine the probability of a recovery or loss with respect to the remaining $3.9 million due under the agreement. The $3.9 million due and owing under the agreement is included in accounts receivable in the consolidated balance sheet at March 31, 2000, and there has been no allowance for loss recorded on this receivable. Due to the high degree of uncertainty associated with litigation, it is possible that the Company will incur a loss with respect to the $3.9 million currently due from the Plaintiff. Such loss could range from zero to $3.9 million. However, at the current time, the amount of any loss cannot be reasonably estimated. Although the Company believes it will ultimately prevail against the Plaintiff in the matters explained above, an unfavorable outcome of these matters may have a material adverse impact on the Company's financial position and results of operations.

10.  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 by January 1, 2001. Management does not believe the adoption of SFAS No. 133 will have a material effect on the Company's results of operations, financial position or liquidity.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition," ("SAB No. 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements; however, SAB No. 101 does not change existing literature on revenue recognition. SAB No. 101 explains the staff's general framework for revenue recognition, stating that four criteria need to be met in order to recognize revenue. The four criteria, all of which must be met, are the following:

     .    There must be persuasive evidence of an arrangement;

     .    Delivery must have occurred or services must have been rendered;
     .    The selling price must be fixed or determinable; and
     .    Collectibility must be reasonably assured.

     The Company will adopt SAB No. 101 during the second quarter of 2000. The Company believes that its current revenue recognition policy is in compliance with this guidance; however, the Company continues to evaluate the impact, if any, of SAB No. 101 and any possible, subsequent interpretations of SAB No. 101 on the Company's policies and procedures.

     The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN No. 44") in March 2000. The interpretation clarifies the application of Opinion 25 for only certain issues such as the following: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company must adopt FIN No. 44 by July 1, 2000. Management does not believe that the interpretation will have a material effect on the Company's results of operations, financial position or liquidity.

11.  Subsequent Event

     On April 28, 2000, the Company signed a 10-year lease for approximately 170,000 square feet of office space in South Jordan, Utah. The lease will commence upon completion of construction and the Company's subsequent occupancy of the office space, which is estimated to occur in late 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as "expects," "intends," "anticipates," "should," "believes," "will," "plans," "estimates," "may," variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments or otherwise. There are many factors which could cause actual results to differ materially from those contained in the forward-looking statements. These factors include: limited operating history; attraction and retention of employees; variability of quarterly operating results; dependence on a small number of customers; customer's fulfillment of various responsibilities; fixed-time, fixed-price contracts; timing of new product releases; competitive factors; protection of intellectual property; and risks associated with the integration of LongView into TenFold's operations. These are representative of factors which could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Please also refer to the documents filed by us with the Securities and Exchange Commission, which identify important risk factors that could cause actual results to differ from those contained in forward-looking statements. Some of these factors are described below under the section entitled "Factors That May Affect Future Results and Market Price of Stock."

Overview

     TenFold is a leading provider of large-scale e-business applications for market-leading customers in banking, communications, energy, healthcare, insurance, investment management and other industries. From 1993 through 1995, we engaged primarily in the development of our Universal Application technology and derived revenue primarily from technology development and consulting projects, generally on a time and materials basis. In 1996, we began using our Universal Application to develop large-scale, complex applications. In 1997 and in subsequent years, we derived the majority of our license and service revenues from fixed-price, fixed-time applications development projects. Starting in 1998, we also began reselling vertical applications products that we had previously developed for other customers.

     We derive our revenues from license fees, application development and implementation services, support services, and training services. License revenues consist of fees for licensing our Universal Application and license fees for the applications that we develop for our customers. We also derive license revenues from the resale of our vertical applications products. Service revenues consist of fees for applications development and implementation, support and training. We recognized revenues consistent with Statement of Position (SOP) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions for 1999 and 2000.

     For software arrangements that include a service element that is essential to the functionality of the software, we recognize license fees related to the application, and the application development service fees, over time as we perform the services, using the percentage-of-completion method of accounting. We determine our proposed fixed price for a project using a formal estimation process that takes into account the project's timetable, complexity, technical environment, risks and other available alternatives. Members of our senior management team approve each fixed price proposal. We make adjustments to the original estimates used in the percentage-of-completion method of accounting as work progresses under the contract and as we gain experience. On a limited basis, we also provide application development and implementation services on a time and materials basis. We recognize revenue on our time and material contracts as we perform the services.

     We recognize license revenues from applications products sales and Universal Application development licenses, whether sold separately or with an application development project, that do not include related services that are essential to the functionality of the software, when the following criteria are met: we have a signed non-cancelable license agreement with non-refundable fees; we have shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable.

     We recognize support revenue from contracts for ongoing technical support and product updates ratably over the support period. We recognize training revenues as we perform the services.

     In mid-1998, we began offering the TenFold Guarantee, the industry's first money-back guarantee for large scale software applications, under which we recognize revenue using the percentage-of-completion method of accounting. As a result, in some of our contracts we have guaranteed that we will complete our projects within a fixed-time period or we will refund the fees paid. This guarantee also requires the customer to fulfill various responsibilities within a specified time period, including reviewing and approving requirements, providing timely feedback, and providing adequate staffing or the guarantee is voided. Accordingly, we treat this guarantee as a conditional guarantee. If necessary, we make provisions for estimated refunds or losses on uncompleted contracts on a contract by contract basis and recognize the provisions in the period in which the refunds or losses become probable and we can reasonably estimate them.

      The timing and amount of cash received from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue and unbilled accounts receivable in any given period. We record billings and cash received in excess of revenue earned as deferred revenue. Our deferred revenue balance at March 31, 2000 was $7.0 million, which we expect to recognize as revenue within the next twelve months. Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed. We bill customers for this revenue as payments become due under the terms of the customer's contract. Our unbilled accounts receivable balance at March 31, 2000 was $10.1 million and we expect to bill and collect this amount within twelve months.

     We are organized into discrete Vertical Business Groups, subsidiaries of TenFold, to tailor marketing, selling, product development, and business strategies for our target vertical industries. As each

Vertical Business Group grows in size, gains multiple customers, and develops multiple, resalable applications products, it achieves increasing autonomy. We offer employee incentives tied to the performance of these Vertical Business Groups. We have granted to employees, and plan to continue to grant, options to acquire capital stock of these subsidiaries. We expect these grants over time to total approximately 15 percent to 20 percent of each subsidiary. We have offered and may offer in the future, Vertical Business Group equity to strategic industry partners. These subsidiaries may raise capital independently through an initial public offering, private placement or other means, or be spun off from TenFold.

     As of March 31, 2000, we had formed six subsidiaries from which we are conducting or expect to conduct our vertical business operations in the banking, communications, energy, healthcare, insurance, and investment management industries. We are in the process of preparing intercompany agreements to cover technology licensing and shared services between TenFold and these subsidiaries, and between the subsidiaries themselves. We are also in the process of transferring many of our employees to these subsidiaries.

     On September 30, 1999, we entered into a definitive agreement to acquire The LongView Group, Inc ("LongView"). The closing of the transaction occurred on October 7, 1999. TenFold's acquisition of LongView was reported in a Form 8-K filed on October 14, 1999, as amended.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold's statements of operations to total net revenues.


                                                                                   Three Months
                                                                                  Ended March 31,
                                                                       ----------------------------------
                                                                           2000                   1999
                                                                       -----------            -----------
Revenues:
  License..........................................................             15%                    35%
  Services.........................................................             85%                    65%
                                                                       -----------            -----------
     Total revenues................................................            100%                   100%
                                                                       -----------            -----------

Operating expenses:
  Cost of revenues.................................................             37%                    39%
  Sales and marketing..............................................             22%                    30%
  Research and development.........................................             20%                    21%
  General and administrative.......................................              6%                     5%
  Amortization of deferred compensation............................              1%                     2%
  Amortization of goodwill and acquired intangibles................              4%                     0%
                                                                       -----------            -----------
     Total operating expenses......................................             90%                    97%
                                                                       -----------            -----------
Income from operations.............................................             10%                     3%
                                                                       -----------            -----------

     Other income, net.............................................              2%                     1%
                                                                       -----------            -----------

Income before income taxes and minority interest...................             12%                     4%
Provision for income taxes.........................................              5%                     1%
                                                                       -----------            -----------
Net income before minority interest................................              7%                     2%
Minority interest..................................................              0%                     0%
                                                                       -----------            -----------
Net income.........................................................              7%                     2%
                                                                       ===========             ==========

  Revenues


     Total revenues increased to $31.7 million for the three months ended March 31, 2000 as compared to $16.0 million for the same period in 1999. License revenues decreased to $4.7 million for the three months as compared to $5.7 million for the same period in 1999, while service revenues increased to $27.0 million as compared to $10.4 million for the same period in 1999. License revenues represented 15 percent of total revenues during the three months ended March 31, 2000 as compared to 35 percent during the three months ended March 31, 1999. License revenues decreased for the three months ended March 31, 2000 compared to the same period in 1999 due primarily to the fact that we sold more Universal Application development licenses in the 1999 period. Service revenues increased for the three months ended March 31, 2000 compared to the same period in 1999 due to an increase in the number of customer projects.

     Revenues from international customers were approximately 10 percent of total revenues for the three months ended March 31, 2000 as compared to 5 percent for the same period in 1999.

     One customer accounted for more than 10 percent of our revenues for the three months ended March 31, 2000, compared to three customers each accounting for more than 10 percent of our revenues for the same period in 1999.

     We believe that period to period comparisons between license and services revenues are not necessarily indicative of future performance given the nature of our product and services offerings and the relative emphasis we apply to these offerings in any given quarter.

 Operating Expenses

     Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide applications development and implementation, support, and training services. Cost of revenues increased to $11.7 million for the three months ended March 31, 2000 compared to $6.2 million for the same period in 1999. Cost of revenues as a percentage of total revenues was 37 percent for the three months ended March 31, 2000 as compared to 39 percent for the same period in 1999. The increase in absolute dollars between periods was mainly due to an increase in the number of customer projects.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses increased to $6.8 million for the three months ended March 31, 2000 as compared to $4.7 million for the same period in 1999. Sales and marketing expenses as a percentage of total revenues were 22 percent for the three months ended March 31, 2000 as compared to 30 percent for the same period in 1999. The increases in sales and marketing expenses in absolute dollars was primarily the result of hiring additional sales and marketing personnel and expanding advertising and other marketing programs in connection with the growth of our business. The decrease in expenses as a percentage of total revenues was primarily due to timing of advertising expenses. We anticipate that sales and marketing expenses will be higher as a percentage of total revenue later in calendar 2000 than were incurred during the three months ended March 31, 2000. Additionally, we anticipate that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to grow.

     Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses increased to $6.4 million for the three months ended March 31, 2000 as compared to $3.4 million for the same period in 1999. Research and development expenses as a percentage of total revenues were 20 percent for the three months ended March 31, 2000 as compared to 21 percent for the same period in 1999. Research and development expenses grew in absolute dollars due primarily to the addition of personnel required to support expanded development efforts.

     General and Administrative. General and administrative expenses consist primarily of the costs of executive management and finance and administrative staff, recruiting, business insurance, and professional fees. General and administrative expenses increased to $1.9 million for the three months ended March 31, 2000 as compared to $820,000 for the same period in 1999. General and administrative expenses as a percentage of total revenues were 6 percent for the three months ended March 31, 2000 as compared to 5 percent for the same period in 1999. The increase in absolute dollars was primarily the result of hiring additional finance and administrative personnel to manage and support the increased complexity and scale of our operations. We believe that our general and administrative expenses will continue to increase in absolute dollars as a result of the need to add additional finance and administrative staff to support growing operations and from costs related to being a publicly-held company.

     Amortization of Deferred Compensation. Deferred compensation, along with the associated amortization, resulted from the grant of stock options when there is a difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of such grants. Certain grants during 1997, 1998, and 1999 were issued at a price which differed from the deemed fair value at the grant date. We are amortizing these amounts over the vesting periods of the applicable options, resulting in amortization expense of $351,000 for the three months ended March 31, 2000 as compared to $305,000 for the same period of 1999.

     Amortization of Goodwill and Acquired Intangibles. Amortization of goodwill and acquired intangibles resulted from the acquisition of LongView Group, Inc. ("LongView"). The remaining intangible assets after the write-off of in-process research and development, totaled $24.6 million and are being amortized over the expected lives of the goodwill and intangibles. These lives range from five to seven years. We recorded amortization expense of intangibles of $1.2 million for the three months ended March 31, 2000. We did not incur any amortization of goodwill and acquired intangibles for the same period of 1999 because the LongView acquisition did not occur until October 7, 1999.

     Total Other Income, net. Net other income increased to $508,000 for the three months ended March 31, 2000 compared to $88,000 for the same period in 1999. This increase mainly resulted from an increase in interest and other income of $628,000 resulting from higher cash and cash equivalent balances in the first three months of 2000 as compared to similar periods in 1999. These balances mainly increased due to our initial public offering in May 1999. Interest income in both years was partially offset by interest expense resulting from notes payable and capital leases.

     Provision for Income Taxes. The provision for income taxes was $1.7 million for the three months ended March 31, 2000 as compared to $234,000 for the same period of 1999. The effective tax rate of 44 percent during the three months ended March 31, 2000 increased from the 38.5 percent effective tax rate during the same period of 1999 due to the non-tax deductibility of the amortization of goodwill and acquired intangibles associated with the LongView acquisition.

     Minority Interest. Minority interest was $8,000 for the three months ended March 31, 2000 as compared to $0 in the same period of 1999. This amount represents the minority stockholders' proportionate interest in the net income of the Company's subsidiaries. In future periods, as employees exercise common stock options in the Company's subsidiaries, this amount is anticipated to increase. We intend to account for the sale of common stock in our subsidiaries as an equity transaction.


Liquidity and Capital Resources

     Prior to our initial public offering in May 1999, we financed our operations primarily through cash flows from operations, private sales of capital stock totaling $13.4 million, and, to a lesser extent, various types of equipment loans and lease lines of credit. Effective May 20, 1999, we completed an initial public offering of our common stock, resulting in net cash proceeds to TenFold of $34.2 million.

     On January 18, 1999, we entered into an unsecured Revolving Line of Credit providing for borrowings of up to $5.0 million. On December 29, 1999 we modified and extended the unsecured Revolving Line of Credit to provide for borrowings of up to $15 million. The line of credit expires on November 15, 2000. Borrowings under the line of credit bear interest at rates which vary from prime rate to prime rate less 1 percent or LIBOR plus 100 to 250 basis points. The actual interest rate is determined quarterly by certain financial ratios. The line of credit includes covenants relating to the maintenance of certain financial ratios and cash balances and limits the payment of dividends. We had no outstanding borrowings on this line as of March 31, 2000.

     Net cash used in operating activities was $12.7 million for the three months ended March 31, 2000 as compared to $3.8 million in the same period of 1999. Net cash used in investing activities was $1.5 million for the three months ended March 31, 2000 as compared to $842,000 in the same period of 1999. Net cash provided by financing activities was $3.3 million for the three months ended March 31, 2000 as compared to $2.5 million in the same period of 1999. The increase in cash flows used in operating activities was due to changes in operating accounts, primarily a decrease in accrued liabilities and increases in accounts receivable and unbilled accounts receivable. Additionally, the Company recognized a tax benefit associated with the exercise of certain stock options. This tax benefit was recorded as an increase in additional paid-in capital. We expect to fully utilize the deferred tax assets associated with these stock options during calendar 2000.

     The increase in net cash used in investing activities was due primarily to deposits made during the three months ended March 31, 2000 on additional office space, equipment and furniture. Most of these deposits related to new office space in San Francisco and Dallas. Net cash provided by financing activities for the three month periods ended March 31, 2000 and 1999 resulted from the issuance of common stock and the issuance of notes payable.

     We believe that our current cash and cash equivalent balances, anticipated cash flows from operations, and available credit facilities will be sufficient to meet our capital requirements for at least the next twelve months. However, there can be no assurance that we will be successful in generating anticipated levels of cash from operations or borrowings. If we are unable to generate sufficient cash flow from operations, or additional equipment loans or equipment and working capital lines of credit, we may be required to scale down our operations and expansion plans, refinance all or a portion of our existing indebtedness, or obtain other sources of financing earlier than planned, any of which could have a material adverse effect on our business, results of operations, and financial condition. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any other financing could be obtained.

In-Process Research and Development

          In connection with the LongView acquisition, the Company recorded a write-off of $2 million for in-process research and development in the fourth quarter of 1999. An independent valuation of LongView was used to evaluate the acquired in-process research and development technology. The fair value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the resulting net cash flows related to these projects. At the date of the acquisition, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses.

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

     The estimated costs to complete the acquired in-process research and development as of the date of acquisition was $1.2 million. We believed that the foregoing assumptions used in the LongView in-process research and development analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected revenues, development costs or profitability, or the events associated with such projects, will transpire as estimated. Expenses incurred to date associated with the development and integration of the in-process research and development projects are higher than our previous estimates. We believe that our projected revenues from these projects will be higher than our previous estimates and that our revised estimates of net cash flows related to these projects are not materially different than the original net cash flows used to calculate the in-process research and development write-off. To date, no revenues have been recognized as these projects.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. We must adopt SFAS No. 133 by January 1, 2001. We do not believe the adoption of SFAS No. 133 will have a material effect on our results of operations, financial position or liquidity.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition," ("SAB No. 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements; however, SAB No. 101 does not change existing literature on revenue recognition. SAB No. 101 explains the staff's general framework for revenue recognition, stating that four criteria need to be met in order to recognize revenue. The four criteria, all of which must be met, are the following:

     .    There must be persuasive evidence of an arrangement;
     .    Delivery must have occurred or services must have been rendered;
     .    The selling price must be fixed or determinable; and
     .    Collectibility must be reasonably assured.

          We will adopt SAB No. 101 during the second quarter of 2000. We believe that our current revenue recognition policy is in compliance with this guidance; however, we continue to evaluate the impact, if any, of SAB No.101 and any possible, subsequent interpretations of SAB No. 101 on our policies and procedures.


          The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN No. 44") in March 2000. The interpretation clarifies the application of Opinion 25 for only certain issues such as the following: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. We must adopt FIN No. 44 by July 1, 2000. We do not believe that the interpretation will have a material effect on our results of operations, financial position or liquidity.

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

  Our historical quarterly operating results have varied significantly and future adverse quarterly operating results could cause our stock price to fall.

     Historically, our quarterly operating results have varied significantly. For example, during some years, we have had quarterly losses followed by profits in a subsequent quarter and then returned again to a loss in a later quarter. Our future quarterly operating results may continue to vary significantly. Furthermore, there can be no assurance that we will not suffer a loss in future periods.

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

     Because we recognize service revenues over the period we develop an application, project delays could have a significant negative impact on operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" for a discussion of our revenue recognition policies. These delays could be caused by a number of factors that are outside of our control. For example, because our development methodology requires significant involvement by customer personnel during several key phases of the development cycle, delays could be caused by customers failing to meet their contractual obligations, including reviewing and approving requirements, providing timely feedback, and providing adequate staffing. Delays could also be caused by customers being distracted by information technology issues they face, by corporate reorganizations or business combinations in which they are involved, or other factors. Furthermore, delays could be caused by misinterpretations of, or changes in, customer requirements, or by a loss of personnel or members of a particular project team. We have experienced delays for these and other reasons in the past and there can be no assurance that we will not experience delays in the future.

  Our sales cycle is lengthy and subject to delays and these delays could cause our quarterly operating results to suffer and our stock price to fall.

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

     Software applications we developed for companies in the insurance industry represented 46 percent of our total revenues during the three months ended March 31, 2000. Our reliance on customers from a particular industry subjects our business to the economic conditions impacting that industry, including the industry's demand for information technology resources. If we continue to rely on the insurance industry, or any one industry as a major source of revenues, and that industry suffers adverse economic conditions, there will likely be a significant reduction in the demand for our products, causing revenues to suffer. Although we intend to diversify our customer base, there can be no assurance that we will be able to do so in the near term or at all.

  We are involved in litigation and may in the future be involved in further litigation or disputes which may be costly and time-consuming, and if we suffer adverse judgements could cause our operating results to suffer.

     We are currently involved in one significant litigation matter. See
Note 9 in the accompanying Notes to Consolidated Financial Statements for more information concerning this matter. We may in the future face other litigation or disputes with customers, employees, partners, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources which would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our financial position and results of operations.

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

     Because our customers may use our products for mission-critical applications, errors, defects, or other performance problems could result in financial or other damages to customers. Our customers could seek damages for these losses. Any successful claims for these losses, to the extent not covered by insurance, could result in us being obligated to pay substantial damages, which would cause operating results to suffer. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. A product liability claim brought against us, even if not successful, would likely be time consuming and costly.

   Our failure to manage growth and organizational structure could impair our business.

     Our growth and new projects have placed significant demands on our management and other resources. If we are unable to manage our growth and projects effectively, this inability could have a material adverse effect on the quality of our services and products, our ability to retain key personnel, and our business, financial condition, and results of operations. Our revenues during the three months ended March 31, 2000 increased approximately 98 percent when compared with the same period in 1999. Our staff increased from 351 full-time employees at March 31, 1999 to 587 full-time employees at March 31, 2000. Our ability to manage this growth effectively will require us to continue to develop and improve our operational, financial, and other internal systems, as the well as our business development capabilities, and to train, motivate, and manage our employees. In addition, our future success will depend in large part on our ability to continue to set fixed-price fees accurately, maintain high rates of employee utilization, and maintain project quality.

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

  Future events could affect previous valuations of subsidiaries.

     Our subsidiaries grant options to certain employees. The exercise price for all option grants is equal to the fair market value of the subsidiaries' common stock. As none of the subsidiaries are publicly traded, the determination of fair market value is made by the subsidiaries' boards of directors based upon the board's knowledge of the subsidiaries' financial condition, prospects, success in the marketplace, counsel from its professional advisors such as outside counsel or independent appraisers, and other factors.


     Before TenFold Corporation was publicly traded, we recognized deferred compensation, along with the associated amortization, from the granting of certain stock options when there was a difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of such grants. Future events could occur that could challenge the board of directors previous determination of fair value. As a result, certain of the subsidiaries' stock option grants could be deemed to have been granted at less than fair market value. Such a determination would create deferred compensation and associated amortization expense and change our reported financial results.


   If we fail to generate substantial revenues from our relationship with Perot Systems Corporation, our operating results may suffer.

     We entered into a strategic relationship with Perot Systems Corporation, a systems integrator, to develop and deliver applications, products, and services to TenFold and Perot Systems customers. We plan to devote significant resources to the development of this relationship. As a result, if we fail to generate substantial revenues from this relationship, whether due to the failure of the relationship or our inability to staff the opportunities presented, our operating results may suffer. We have not recognized substantial revenues from the Perot relationship to date.

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

               we fail to realize anticipated benefits, such as cost savings and
          .    revenue enhancements;

          .    we discover unknown liabilities after the acquisition;

          . we do not properly train LongView employees on our technology and our culture;

          .    we are unable to retain key personnel;

          .    we have difficulty assimilating LongView's products; and

          .    we fail to retain LongView's customers

     No corporate actions requiring stockholder approval can take place without the approval of our controlling stockholders.


          The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 62% of our outstanding common stock. Furthermore, Jeffrey L. Walker, Chairman, Executive Vice President and Chief Technology Officer, and the Walker Children's Trust, in the aggregate, currently beneficially own approximately 50% of our outstanding common stock. Mr. Walker, acting alone or with others, would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

     The anti-takeover provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

          Provisions of our Certificate of Incorporation, Bylaws, stock incentive plans and Delaware law may discourage, delay, or prevent a merger or acquisition that a stockholder may consider favorable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Interest Rate Risk. As of March 31, 2000, we had cash and cash equivalents of $47.2 million. All of the cash equivalents consist of highly-liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the March 31, 2000 rates would cause the fair value of these cash investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and institutions, and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instruments. TenFold does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

     Foreign Currency Exchange Rate Risk. A portion of our operations consists of applications development and sales activities in the United Kingdom. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of revenues in the United Kingdom decreases. When the U.S. dollar weakens against the British pound, the value of revenues in the United Kingdom increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by foreign currency fluctuations are cash, accounts receivable, fixed assets, accounts payable, deferred revenue, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the March 31, 2000 rate would cause the fair value of such monetary assets and liabilities in the United Kingdom to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

PART II.  OTHER INFORMATION

Item 2.  Use of Proceeds.

     Our registration statement (Registration No. 333-74057) under the Securities Act of 1933, for our initial public offering, became effective on May 20, 1999. Our offering proceeds, net of aggregate expenses of approximately $4.7 million, were $34.2 million. As of March 31, 2000, we used approximately $34.2 million of those proceeds as follows (in millions):

Construction of plant, building and facilities                   $      -
Purchase and installation of machinery and equipment                    -
Purchases of real estate                                                -
Acquisition of The LongView Group, Inc.                              10.0
Repayment of indebtedness                                               -
Working capital                                                         -
Purchase of temporary investments                                    24.2
                                                                    -----
                                                                    $34.2
                                                                    =====

     See Note 7 of Notes to Consolidated Financial Statements for a more detailed discussion of our acquisition of The LongView Group, Inc. and payments made or to be made in connection with this acquisition. The foregoing amounts represent our best estimate of our use of the proceeds for the period indicated. We invested the net proceeds used for the purchase of temporary investments in cash, cash equivalents, and short-term investments. None of our net offering proceeds were paid directly or indirectly to our directors, officers, general partners, holders of 10 percent or more of any class of equity securities, or any of our affiliates.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Number     Description
------     -----------
  10.1     Purchase and Sale Agreement at 171 and 181 San Carlos Drive, San
           Rafael County, California between 181 Investors and TenFold
           Corporation.
  10.2     Office Lease at 600 Las Colinas Boulevard, Irving, Texas between
           W9/CGN Real Estate Limited Partnership and TenFold Corporation
  10.3     Office Lease at 150 California Street in San Francisco, California
           between EOP-150 California Street, L.L.C. and TenFold Corporation
  10.4     Office Lease at approximately 10000 South 900 West in South Jordan,
           Utah between Boyer Jordan Valley 1 L.C. and TenFold Corporation
  11*      Computation of Shares used in Computing Basic and Diluted Net Income
           Per Share
  27       Financial Data Schedule.

  * Incorporated by reference to "Notes to Consolidated Financial Statements" herein



   (b)         Reports on Form 8-K

               None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TenFold Corporation


                                    By:  /s/ Robert P. Hughes
                                       ----------------------------------
                                         Robert P. Hughes
                                         Senior Vice President and
                                         Chief Financial Officer

    Date:  May 5, 2000

                              TenFold Corporation
                                 Exhibit Index

Exhibit 10.1       Purchase and Sale Agreement at 171 and 181 San Carlos Drive, San Rafael County, California
                   between 181 Investors and TenFold Corporation
Exhibit 10.2       Office Lease at 600 Las Colinas Boulevard, Irving, Texas between W9/CGN Real Estate Limited
                   Partnership and TenFold Corporation
Exhibit 10.3       Office Lease at 150 California Street in San Francisco, California between EOP-150 California
                   Street, L.L.C. and TenFold Corporation
Exhibit 10.4       Office Lease at approximately 10000 South 900 West in South Jordan, Utah between Boyer Jordan
                   Valley 1 L.C. and TenFold Corporation