Form 10-Q
period 2000-06-30
TENFOLD CORP /UT
filed 2000-08-14
CIK 1051118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                                   Yes [X]    No [ ]

     As of June 30, 2000, there were 35,523,430 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements


            Consolidated Balance Sheets at June 30, 2000 and
            December 31, 1999.............................................   3

            Consolidated Statements of Operations for the three and six
            months ended June 30, 2000 and June 30, 1999..................   4

            Consolidated Statements of Cash Flows for the six months
            ended June 30, 2000 and June 30, 1999.........................   5

            Notes to Consolidated Financial Statements....................   6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................  16

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....  34

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings.............................................  34

   Item 2.  Changes in Securities and Use of Proceeds.....................  35

   Item 6.  Exhibits and Reports on Form 8-K..............................  36

SIGNATURES................................................................  37

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                              TENFOLD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                           June 30,               December 31,
                                                                                   ----------------------    --------------------
                                                                                            2000                     1999
                                                                                   ----------------------    --------------------
Assets
Current assets:
 Cash and cash equivalents.........................................................              $ 42,370                $ 58,247
 Accounts receivable (net of allowances for doubtful accounts
          of $475 and $725, respectively)..........................................                12,734                  10,713
 Unbilled accounts receivable (net of allowance for doubtful accounts
          of $3,980 and $0, respectively)..........................................                 8,905                   4,377
 Prepaid expenses and other assets.................................................                 1,401                     889
 Deferred income taxes.............................................................                 3,013                   2,650
 Other assets......................................................................                   257                   1,080
                                                                                       ------------------    --------------------
     Total current assets..........................................................                68,680                  77,956

 Restricted cash...................................................................                 2,951                     111
 Property and equipment, net.......................................................                17,021                   9,810
 Due from stockholders.............................................................                 1,000                   1,000
 Long-term deferred income taxes...................................................                 5,281                       -
 Other assets......................................................................                   501                     216
 Goodwill and acquired intangibles, net............................................                21,237                  23,539
                                                                                       ------------------    --------------------
     Total assets..................................................................              $116,671                $112,632
                                                                                       ==================    ====================

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable..................................................................              $  5,089                $  2,903
 Income taxes payable..............................................................                 1,044                   1,142
 Accrued liabilities...............................................................                11,292                  16,836
 Deferred revenue..................................................................                10,472                   9,066
 Current installments of obligations under capital leases..........................                 1,361                     926
 Current installments of notes payable.............................................                 2,710                   1,701
 Promissory note...................................................................                 9,000                  12,000
                                                                                       ------------------    --------------------
     Total current liabilities.....................................................                40,968                  44,574
                                                                                       ------------------    --------------------

Long-term liabilities:
 Deferred income taxes.............................................................                     -                   2,754
 Obligations under capital leases, excluding current installments..................                 1,510                   1,175
 Notes payable, excluding current installments.....................................                 5,565                   2,289
                                                                                       ------------------    --------------------
     Total long-term liabilities...................................................                 7,075                   6,218
                                                                                       ------------------    --------------------

Contingencies (Note 8)

Minority interest..................................................................                     -                       -
                                                                                       ------------------    --------------------

Stockholders' equity:
 Common stock, $0.001 par value:
 Authorized: 120,000,000 shares
     Issued and outstanding shares: 35,523,430 shares at June 30, 2000 and
      34,806,602 shares at December 31, 1999.......................................                    36                      35

 Additional paid-in capital........................................................                73,275                  62,672
 Notes receivable from stockholders................................................                (2,115)                 (1,155)
 Deferred compensation.............................................................                (3,849)                 (5,611)
 Retained earnings.................................................................                 1,530                   5,872
 Accumulated other comprehensive income (loss).....................................                  (249)                     27
                                                                                       ------------------    --------------------
     Total stockholders' equity....................................................                68,628                  61,840
                                                                                       ------------------    --------------------
     Total liabilities and stockholders' equity....................................              $116,671                $112,632
                                                                                       ==================    ====================

          See accompanying notes to consolidated financial statements

                              TENFOLD CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30,                          June 30,
                                                                    ----------------------------      ----------------------------
                                                                        2000             1999            2000              1999
                                                                    -----------       ----------      -----------       ----------
Revenues:
 License...........................................................    $  7,586          $ 7,511          $12,268          $13,167
 Services..........................................................      18,779           11,526           45,772           21,897
                                                                    -----------       ----------      -----------       ----------
     Total revenues................................................      26,365           19,037           58,040           35,064
                                                                    -----------       ----------      -----------       ----------

Operating expenses:
 Cost of revenues (exclusive of non-cash compensation
    of $114, $158, $248, and $296, respectively)...................      16,302            6,339           28,020           12,585
 Sales and marketing (exclusive of non-cash compensation
    of $54, $80, $115, and $139, respectively).....................       6,453            5,843           13,297           10,579
 Research and development (exclusive of non-cash
    compensation of $92, $91, $190, and $161, respectively)........       6,333            4,046           12,757            7,447
 General and administrative (exclusive of non-cash
    compensation of $56, $55, $114, and $93, respectively).........       6,136              865            8,000            1,685
 Amortization of deferred compensation.............................         316              384              667              689
 Amortization of goodwill and acquired intangibles.................       1,151                -            2,302                -
                                                                    -----------       ----------      -----------       ----------
     Total operating expenses......................................      36,691           17,477           65,043           32,985
                                                                    -----------       ----------      -----------       ----------
Income (loss) from operations......................................     (10,326)           1,560           (7,003)           2,079
                                                                    -----------       ----------      -----------       ----------

Other income (expense):
 Interest and other income.........................................       1,054              249            1,841              408
 Interest expense..................................................        (349)             (87)            (628)            (158)
                                                                    -----------       ----------      -----------       ----------
     Total other income............................................         705              162            1,213              250
                                                                    -----------       ----------      -----------       ----------
Income (loss) before income taxes and minority interest............      (9,621)           1,722           (5,790)           2,329

Provision (benefit) for income taxes...............................      (3,134)             662           (1,448)             896
                                                                    -----------       ----------      -----------       ----------

Net income (loss) before minority interest.........................      (6,487)           1,060           (4,342)           1,433

Minority interest..................................................          (8)               -                -                -
                                                                    -----------       ----------      -----------       ----------

Net income (loss)..................................................    $ (6,479)         $ 1,060          $(4,342)         $ 1,433
                                                                    ===========       ==========      ===========       ==========

Accretion of Series A and B preferred stock........................           -             (143)               -             (391)
                                                                    -----------       ----------      -----------       ----------
Net income (loss) available to common stockholders.................    $ (6,479)         $   917          $(4,342)         $ 1,042
                                                                    ===========       ==========      ===========       ==========

Basic earnings (loss) per common share.............................    $  (0.19)         $  0.03          $ (0.13)         $  0.04
                                                                    ===========       ==========      ===========       ==========
Diluted earnings (loss) per common share...........................    $  (0.19)         $  0.03          $ (0.13)         $  0.04
                                                                    ===========       ==========      ===========       ==========

Weighted average common and common equivalent shares used to calculate earnings (loss) per share:
 Basic.............................................................      34,392           28,561           34,215           25,110
                                                                    ===========       ==========      ===========       ==========
 Diluted...........................................................      34,392           32,547           34,215           28,954
                                                                    ===========       ==========      ===========       ==========

          See accompanying notes to consolidated financial statements

                              TENFOLD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                     ----------------------------------
                                                                          2000                  1999
                                                                     -------------          -----------
Cash flows from operating activities:
   Net income (loss)................................................      $ (4,342)             $ 1,433
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Tax benefit from exercise of stock options....................         6,820                  556
      Deferred income tax benefit...................................        (8,398)                   -
      Amortization of goodwill and acquired intangibles.............         2,302                    -
      Depreciation and amortization.................................         2,168                1,117
      Allowances for doubtful accounts..............................         4,129                    -
      Amortization of deferred compensation.........................           667                  689
    Changes in operating assets and liabilities:
       Accounts receivable..........................................        (2,170)              (3,432)
       Unbilled accounts receivable.................................        (8,508)              (1,947)
       Prepaid expenses and other assets............................            26               (1,046)
       Accounts payable.............................................         2,186                  629
       Income taxes payable.........................................           (98)                (876)
       Accrued liabilities..........................................        (5,544)               3,655
       Deferred revenues............................................         1,406               (4,624)
                                                                     -------------          -----------
              Net cash used in operating activities.................        (9,356)              (3,846)
                                                                     -------------          -----------

Cash flows from investing activities:
      Additions to property and equipment...........................        (8,129)              (2,379)
      Restricted cash...............................................        (2,840)                   -
                                                                     -------------          -----------
              Net cash used in investing activities.................       (10,969)              (2,379)
                                                                     -------------          -----------

Cash flows from financing activities:
      Proceeds from employee stock purchase plan stock issuance.....         2,520                    -
      Proceeds from issuance of common stock........................             -               36,884
      Exercise of common stock options..............................         1,399                  775
      Proceeds from issuance of notes payable.......................         5,195                1,316
      Principal payments on notes payable...........................        (3,910)                (443)
      Notes receivable from stockholders............................             -               (1,326)
      Principal payments on obligations under capital leases........          (480)                (211)
                                                                     -------------          -----------
            Net cash provided by financing activities...............         4,724               36,995
                                                                     -------------          -----------

Effect of exchange rate changes.....................................          (276)                 (20)
                                                                     -------------          -----------

Net (decrease) increase in cash and cash equivalents................       (15,877)              30,750
Cash and cash equivalents at beginning of period....................        58,247               15,373
                                                                     -------------          -----------
Cash and cash equivalents at end of period..........................      $ 42,370              $46,123
                                                                     =============          ===========

Supplemental disclosure of cash flow information:
      Cash paid for income taxes                                          $    212              $   661
      Cash paid for interest                                              $    747              $   158



          See accompanying notes to consolidated financial statements

                              TENFOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements included herein have been prepared by TenFold Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for any future period or the year ended December 31, 2000.

    This report should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including for example, estimated project costs and profitability and accounts receivable allowances, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.  Revenue Recognition

    The Company derives its revenues from license fees, application development and implementation services, support, and training services. License revenues consist of fees for licensing the Company's Universal Application and license fees for the applications that the Company develops for its customers. The Company also derives license revenues from the resale of vertical applications products. Service revenues consist of fees for application development and implementation, support, and training.

    In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supersedes SOP 91-1, Software Revenue Recognition. Additionally, in 1998 the AICPA issued SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. Effective January 1, 1998, the Company adopted the provisions of SOP 97-2 as modified by SOP 98-9.

    SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, enhancements, post-contract customer support ("PCS"), installation and training to be allocated to each element based on the relative fair values of the elements. The fair values of an element must be based on vendor specific objective evidence ("VSOE"). The Company establishes VSOE based on the price charged when the same element is sold separately. VSOE for services is based on standard rates for the individuals providing services. These rates are the same rates charged when the services are sold separately under time and materials contracts. VSOE for training is based on standard rates charged for each participant training course. These rates are the rates charged when the training is sold separately for supplemental training courses. For PCS, VSOE is determined by reference to the renewal rate to be charged in future periods. In arrangements where VSOE exists for all but the delivered element, the fee is allocated to the delivered element (generally the software product) using the residual method described in SOP 98-9. The revenue allocated to software products is generally recognized upon delivery of the products unless services provided are considered essential to the functionality of the software.

    The Company recognizes license revenues from vertical application product sales and Universal Application development licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: the Company has signed a noncancellable license agreement with nonrefundable fees; the Company has shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the vertical application license or the Universal Application development license are sold separately or when a Universal Application development license is sold with an application development project. License fees recognized upon achieving these criteria, for the three and six month periods ended June 30, 2000, were $4.3 million and $4.8 million, respectively. License fees recognized upon achieving these criteria, for both the three and six month periods ended June 30, 1999 were $3.0 million.

    For software arrangements that include a service element that is essential to the functionality of the software, the Company recognizes license fees related to the application, and the application development service fees, over time as the Company performs the services, using the percentage-of-completion method of accounting. The Company determines its proposed fixed price for a project using a formal estimation process that takes into account the project's timetable, complexity, technical environment, risks and other available alternatives. Members of the Company's senior management team approve each fixed price proposal. The Company makes monthly adjustments to the original estimates used in the percentage-of-completion method of accounting as work progresses under the contract and as the Company gains experience. Fixed price project revenues are split between license and service based upon the relative fair value of the various components. On a limited basis, the Company also provides application development and implementation services on a time and materials basis. The Company recognizes revenue on its time and material contracts as it performs the services.

    For the quarter ended June 30, 2000, the Company determined that for certain highly complex projects, it should limit revenue recognition to the amount of costs that it incurs in the period, and postpone recognition of profit until the Company can more precisely estimate its project costs and its ability to complete the projects in a timely manner. The Company is currently applying this methodology to two projects with total project values of approximately $23.1 million.

    The timing and amount of cash received from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue and unbilled accounts receivable in any given period. The Company records billings and cash received in excess of revenue earned as deferred revenue. The Company's deferred revenue balance at June 30, 2000 was $10.5 million. The Company expects to recognize most of this as revenue within the next twelve months. The Company's deferred revenue balance generally results from contractual commitments made by customers to pay amounts to the Company in advance of revenues earned. The Company's unbilled accounts receivable represents revenue that the Company has earned but which the Company has not yet billed. The Company bills customers for this revenue as payments become due under the terms of the customer's contract. The Company's net unbilled accounts receivable balance at June 30, 2000 was $8.9 million and the Company expects to bill and collect this amount within twelve months. The Company considers current information and events regarding its customers and their contracts and establishes allowances for doubtful accounts when it is probable that the Company will be unable to collect all amounts due under the terms of their existing contracts.

    The Company's projects have, over time, grown in size thereby requiring larger development and implementation teams. The growth in team size has mainly been in employees with lower daily billing rates. As a result, the Company's average daily service billing rate for a team has decreased over time. Additionally, the Company determined that its current standard billing rates for services were higher than some competitors' rates. The Company lowered these standard billing rates effective July 1, 2000. The Company expects to offset this decrease with higher license fees. In accordance with SOP 97-2, these two factors, namely team composition changes and lower standard billing rates, will require the allocation of contract revenues involving multiple elements to change for contracts signed after June 30, 2000. The Company expects that revenue from software arrangements that include a service element sold after June 30,

2000 will have lower service revenues as a percentage of total contract revenues and higher license revenues as a percentage of total contract revenues. The impact of these changes on the Company's overall revenues is anticipated to result in a gradual mix change between license and services revenues over time, with little or no impact on total revenues.

3.  Earnings (Loss) Per Share

    The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands except per share data):

                                                                     Three Months Ended                   Six Months Ended
                                                                         June 30,                               June 30,
                                                         --------------------------------------  ----------------------------------
                                                                 2000               1999               2000             1999
                                                         ------------------ -------------------  ----------------- ----------------
Numerator:
      Numerator for basic earnings (loss) per share -
       net income (loss) available to common
       stockholders......................................          $(6,479)            $   917            $(4,342)        $  1,042
                                                         ================== ===================  ================= ================
      Assumed dilution related to subsidiaries' earnings
       applicable to minority stockholders...............              (23)                  -                (66)               -
                                                         ------------------ -------------------  ----------------- ----------------

      Numerator for diluted earnings (loss) per share....          $(6,502)            $   917            $(4,408)         $ 1,042
                                                         ================== ===================  ================= ================

Denominator:
   Denominator for basic earnings (loss) per share -
    weighted average shares..............................           34,392              28,561             34,215           25,110
                                                         ================== ===================  ================= ================

   Employee stock options................................                -               3,986                  -            3,844
                                                         ------------------ -------------------  ----------------- ----------------

   Denominator for diluted earnings (loss) per share.....           34,392              32,547             34,215           28,954
                                                         ================== ===================  ================= ================

Earnings (loss) per common share:
   Basic earnings (loss) per common share................          $ (0.19)            $  0.03            $ (0.13)         $  0.04
                                                         ================== ===================  ================= ================
   Diluted earnings (loss) per common share..............          $ (0.19)            $  0.03            $ (0.13)         $  0.04
                                                         ================== ===================  ================= ================

    Employee stock options of 7,808,000 and 7,286,000 outstanding during the three and six months ended June 30, 2000, respectively, that could potentially dilute basic earnings (loss) per share in the future were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the period.

    The computation of diluted earnings per common share for the three and six months ended June 30, 1999 excludes the assumed conversion of 6,261,000 shares of Series A and B convertible preferred stock prior to its conversion to common stock on May 21, 1999, because the impact of the conversion, including the assumed elimination of the accretion on such preferred stock, would be anti-dilutive.

4.  Cash Equivalents

    Cash equivalents include all highly liquid investments purchased with remaining maturities of three or fewer months. Cash equivalents consist primarily of investments in money market mutual funds, commercial paper, auction rate, money market preferred stock investments, taxable and non-taxable municipal bonds and notes, and are recorded at cost, which approximates fair value.

5.  Restricted Cash

    Restricted cash relates to $2.5 million held in escrow to secure a lease on office space in South Jordan, Utah; $111,000 held in the Company's accounts to secure a lease on office space in Boston, Massachusetts; and $340,000 held in the Company's accounts to secure letters of credit used to secure leases on office space in Atlanta, Georgia and Irving, Texas.

6.  Comprehensive Income (Loss)

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. The Company incurred a foreign currency translation adjustment loss of $(176,000), net of tax, for the three months ended June 30, 2000 compared to no foreign currency translation adjustment for the same period in the prior year. This resulted in comprehensive loss of $(6.7) million for the three months ended June 30, 2000 and comprehensive income of $1.1 million for the three months ended June 30, 1999. The Company incurred a foreign currency translation adjustment loss of $(276,000), net of tax, for the six months ended June 30, 2000 compared to a foreign currency translation adjustment loss of $(20,000), net of tax, for the same period in the prior year. This resulted in comprehensive loss of $(4.6) million for the six months ended June 30, 2000 and comprehensive income of $1.4 million for the six months ended June 30, 1999.

7.  Commitments

    We have commitments under long-term operating leases, principally for office space and computer equipment. Our future minimum lease payments under non-cancelable operating lease obligations, in excess of one year, at June 30, 2000 are as follows:

    Year                                         Amount
    ----                                   -----------------
    Q3 - Q4, 2000                                $ 4,986,857
    2001                                          10,901,871
    2002                                          12,621,886
    2003                                          10,610,908
    2004                                          10,265,834
    Thereafter                                    47,855,693
                                           -----------------
    Total minimum lease commitments              $97,243,049
                                           =================

    The future minimum lease payments noted above include amounts related to a 10-year lease for approximately 170,000 square feet of office space in South Jordan, Utah. The lease will commence upon completion of construction and the Company's subsequent occupancy of the office space, which is estimated to occur in late 2001. It is expected that this lease will be an operating lease.

    In addition to the above-noted operating leases, the Company also entered into capital lease commitments totaling $1.3 million during the six months ended June 30, 2000.

8.  Legal Proceedings and Contingencies

    On September 17, 1999, Ohio Farmers Insurance Company doing business as Westfield Companies ("Westfield"), filed a complaint in the United States District Court for the District of Ohio seeking $5.8 million from the Company. The complaint alleges that the Company failed to deliver on contractual commitments under a license agreement with Westfield and includes specific claims of anticipatory breach of contract, breach of express warranty, and negligent misrepresentation. The $5.8 million being sought from the Company by Westfield was paid to the Company by Westfield in the first half of 1999 and recognized as revenue by the Company during this period. On November 4, 1999, the Company filed an Answer and Counterclaim denying these claims and seeking recovery of $3.9 million that Westfield owes the Company under the license agreement together with claims for additional damages. The case is in its preliminary stages. Based on the information currently available, the Company believes that it has valid defenses against Westfield's claims and the Company intends to vigorously defend the case. The Company also intends to vigorously enforce its rights under the license agreement, including recovery of the $3.9 million due and owing under the agreement.

    The Company's outside legal counsel has commenced investigation of the facts pertinent to the claims and counterclaims. Based on their analysis and current assumptions, the Company's outside legal counsel has advised the Company that there is a reasonable likelihood that the Company will successfully prosecute the Company's claims and defenses. The Company's outside legal counsel has advised the Company that, pending further investigation and discovery, the prospect that the Company will incur a loss regarding monies already collected is remote, and that it is too early in the litigation process to determine the probability of a recovery or loss with respect to the remaining $3.9 million due under the agreement. The $3.9 million due and owing under the agreement is included in accounts receivable in the consolidated balance sheet at June 30, 2000. Due to the high degree of uncertainty associated with litigation, it is possible that the Company will incur a loss with respect to the $3.9 million currently due from Westfield. Such loss could range from zero to $3.9 million. However, at the current time, the amount of any loss cannot be reasonably estimated. An unfavorable outcome of this matter may have a material adverse impact on the Company's financial position and results of operations.

    On June 14, 2000, Nielsen Media Research, Inc. ("Nielsen"), filed a complaint in the Circuit Court of Cook County, Illinois seeking $4.5 million plus out of pocket expenses paid by Nielsen to the Company. The complaint alleges that the Company failed to deliver on contractual commitments under a license and services agreement with Nielsen and includes specific claims of breach of contract and violation of the Illinois Consumer Fraud and Deceptive Practices Act. The amount being sought from the Company by Nielsen is for fees paid to the Company by Nielsen from the fourth quarter of 1997 through the first quarter of 2000 and recognized as revenue by the Company during this period. In addition, the Company has an unbilled accounts receivable recorded under the terms of the contract totaling approximately $1.2 million, which is included in unbilled accounts receivable in the consolidated balance sheet at June 30, 2000.

    The case is in its preliminary stages and based on the information currently available, the Company believes that it has valid defenses against Nielsen's claims and the Company intends to vigorously defend the case and enforce its rights under the agreement. The Company's legal counsel has commenced investigation of the facts pertinent to the claims. As the case has just recently been filed, the Company's legal counsel is not able to provide an opinion on the likely or probable outcome of the case, including affirmative claims and defenses that the Company may assert. An unfavorable outcome of this matter may have a material adverse impact on the Company's financial position and results of operations.

    As a result of some customer correspondence that the Company received in July 2000, the Company decided that it was appropriate to delay its scheduled earnings release to conduct a review of this customer's and other significant projects in process. As a result of these reviews, the Company became aware of four potentially material customer disputes related to insurance applications projects. In one case, a customer sent a letter to the Company in July 2000 in which the customer purported to give notice of immediate termination of their agreement, claiming default of the agreement, and requested a refund of all amounts paid to date. The Company believes that it has not defaulted under the agreement, and that the customer's attempted termination is not valid under the terms of the agreement. In another case, a customer sent the Company letters in July 2000 disputing the Company's performance under the contract and threatening possible termination of the contract unless certain conditions are met. The Company disputes these assertions about its performance. The Company has since entered into active discussions with this customer and hopes to resolve these differences. In the third case, the Company is in the latter stages of the project but it is taking longer to complete than originally anticipated. This customer has expressed a willingness to consider extending the deadline in the contract based upon progress expected to be achieved during August and September 2000. However, if the Company is unable to demonstrate sufficient progress during this time, it is possible that the customer may attempt to cancel the contract and make a demand for refund of fees paid or other damages. In the fourth case, the Company received a letter from the customer in June 2000 stating that the customer is terminating its contract with the Company effective in the quarter ended September 30, 2000. In earlier periods, the Company developed an application for this customer, and was paid in full for the application following the customers' formal acceptance of the application. During the quarter ended June 30, 2000 the Company provided some change order and support services to this customer. The Company is actively working to resolve these situations. However, if it is unable to do so, the Company will defend itself vigorously and assert its rights as appropriate. An unfavorable outcome of these matters may have a material adverse impact on the Company's financial position and results of operations.

    The total contract value of these four projects is approximately $38.1 million, of which $28.8 million has been received by the Company to date, and $787,000 is included in accounts receivable and $3.9 million is included in unbilled accounts receivable in the consolidated balance sheet at June 30, 2000. Revenues recognized on these projects total $(2.6) million for the three months ended June 30, 2000 and $2.0 million for the six months ended June 30, 2000.

     As a result of the above noted legal proceedings and contingencies, the Company has provided an allowance for doubtful accounts related to unbilled accounts receivable totaling approximately $4.0 million at June 30, 2000. In addition, the Company maintains errors or omissions' and umbrella liability insurance policies to protect itself in the event of claims for damages related to the performance of or failure to perform computer related services. The Company believes that this insurance covers the types of alleged damages (but not unpaid or unbilled accounts receivable) that may be claimed in the legal cases and customer disputes noted above, as well as covering the costs of legal defense; subject to the policies' total limit of $50 million and deductible of $100,000 per occurrence, and the insurance carrier's standard reservation of rights under which the carrier defers its final determination of the amount of claims that it will cover until final disposition of a case.

9.   Operating Segments

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the Company's CEO.

     In the fourth quarter of 1999, the Company implemented a vertical business strategy. This vertical business strategy involves segmenting the Company's business along industry lines, through the creation of separate subsidiaries, and having these subsidiaries evolve into separate operating companies. The Company is still in the process of establishing intercompany agreements between the Company and these subsidiaries and between the subsidiaries themselves. Currently, the CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by Vertical Business Group for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company operates in a single operating segment, which is applications products and services. Once the Company finalizes intercompany agreements and these subsidiaries begin to provide meaningful information for purposes of financial segment disclosure, the Company will provide expanded segment information in accordance with SFAS No. 131.

     Revenues from operations outside of North America were approximately 12 percent of revenues for the three months ended June 30, 2000 as compared to 11 percent of revenues for the same period in the prior year, while revenues from operations outside of North America were approximately 11 percent of revenues for the six months ended June 30, 2000 as compared to 8 percent of revenues for the same period in the prior year. The Company's long-lived assets continue to be deployed predominantly in the United States.

     Three customers accounted for 15 percent, 12 percent, and 12 percent of the Company's revenues for the three months ended June 30, 2000, compared to four customers accounting for 20 percent, 19 percent, 11 percent, and 11 percent of the Company's revenues for the same period in 1999. No other single customer accounted for more than 10 percent of the Company's revenues for the three months ended June 30, 2000 or the same period in 1999. Three customers accounted for 19 percent, 11 percent, and 10 percent of the Company's revenues for the six months ended June 30, 2000, compared to three customers accounting for 25 percent, 10 percent, and 10 percent of the Company's revenues for the same period in 1999. No other single customer accounted for more than 10 percent of the Company's revenues for the six months ended June 30, 2000 or the same period in 1999.

     Revenue from our Vertical Business Groups is as follows (in thousands):

                                                   Three Months Ended                                  Six Months Ended
                                                        June 30,                                           June 30,
                                            ---------------------------------                 --------------------------------
                                               2000                    1999                      2000                   1999
                                            ---------               ---------                 ---------              ---------
Banking:
  License............................       $      61               $     618                 $      61              $     818
  Services...........................           2,529                   1,429                     5,105                  1,977
                                            ---------               ---------                 ---------              ---------
                                            $   2,590               $   2,047                 $   5,166              $   2,795
                                            =========               =========                 =========              =========
Communications:
  License............................       $     423               $       -                 $     762              $       8
  Services...........................           3,586                     (37)                    5,452                     29
                                            ---------               ---------                 ---------              ---------
                                            $   4,009               $     (37)                $   6,214              $      37
                                            =========               =========                 =========              =========
e-Business and Other:
  License............................       $   1,554               $     434                 $   1,767              $     510
  Services...........................             895                   1,372                     2,158                  1,757
                                            ---------               ---------                 ---------              ---------
                                            $   2,449               $   1,806                 $   3,925              $   2,267
                                            =========               =========                 =========              =========
Energy:
  License............................       $     618               $   3,113                 $   1,530              $   3,113
  Services...........................           4,040                     513                     8,757                    557
                                            ---------               ---------                 ---------              ---------
                                            $   4,658               $   3,626                 $  10,287              $   3,670
                                            =========               =========                 =========              =========
Healthcare:
  License............................       $     990               $     310                 $   1,253              $     337
  Services...........................           1,230                     864                     2,564                  1,457
                                            ---------               ---------                 ---------              ---------
                                            $   2,220               $   1,174                 $   3,817              $   1,794
                                            =========               =========                 =========              =========
Insurance:
  License............................       $    (611)              $   2,712                 $     408              $   7,374
  Services...........................           4,089                   6,184                    17,503                 13,590
                                            ---------               ---------                 ---------              ---------
                                            $   3,478               $   8,896                 $  17,911              $  20,964
                                            =========               =========                 =========              =========
Investment Management:
  License............................       $   4,551               $     324                 $   6,487              $   1,007
  Services...........................           2,410                   1,201                     4,233                  2,530
                                            ---------               ---------                 ---------              ---------
                                            $   6,961               $   1,525                 $  10,720              $   3,537
                                            =========               =========                 =========              =========
Total:
  License............................       $  7,586                $   7,511                 $  12,268              $  13,167
  Services...........................         18,779                   11,526                    45,772                 21,897
                                            ---------               ---------                 ---------              ---------
                                            $ 26,365                $  19,037                 $  58,040              $  35,064
                                            =========               =========                 =========              =========


10.  Acquisition

     On September 30, 1999, the Company entered into a Stock Purchase Agreement ("Agreement") with Barclays California Corporation ("BarCal") whereby the Company purchased the entire equity interest of BarCal in its wholly-owned subsidiary, The LongView Group, Inc. ("LongView"). On October 7, 1999, the acquisition was closed. Accordingly, the operations of LongView have been included in the accompanying consolidated statements of operations for the Company since the acquisition was closed. The acquisition was accounted for under the purchase method of accounting.

     Pursuant to the Agreement, the Company acquired from BarCal all of the issued and outstanding capital stock of LongView for $22.0 million, comprised of $10.0 million in cash and a $12.0 million note from the Company to BarCal. The promissory note was due and payable in installments of $3.0 million on

April 15, 2000 and $9.0 million on July 15, 2000 and bore interest at 6.5 percent. Both installment payments were made in accordance with the Agreement. No further amounts remain outstanding on the $12.0 million note as of the date of this filing.

  BarCal has been a customer of LongView since 1998. BarCal has been a customer of the Company since 1997 and, as such, has various software license and service agreements with the Company. BarCal signed, on September 30, 1999, an additional Master Software License and Services Agreement, purchasing from the Company a multi-project license to the Universal Application and TenFold ComponentWare products and related technical support services for $4.0 million. The Company recorded approximately $3.7 million of license revenue in the fourth quarter of 1999 and is recording the remaining $330,000 as support revenue, ratably over the support period.

  At the acquisition date, LongView was in the process of researching and developing two projects, 1) LongView 2000 and 2) TradeXpress. In connection with the acquisition, the Company recorded a write-off of $2.0 million for acquired in-process research and development related to these two projects in the fourth quarter of 1999. The estimated costs to complete these acquired in-process research and development projects as of the date of acquisition were $1.2 million. Management believed that the assumptions used in the LongView in-process research and development analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected revenues, development costs or profitability, or the events associated with such projects, will transpire as estimated.

  LongView 2000 is a trade order management software system for buy-side financial institutions. The production version of this software was completed and released during the first quarter of 2000. The Company has invested approximately $1.3 million in research and development costs to date. Future costs related to this product include only standard upgrades and maintenance expense. Through June 30, 2000, $420,000 in revenues have been recognized from LongView 2000.

  TradeXpress is an e-business, large-scale trade order management software solution for internet-based deployment. The primary risks and uncertainties associated with this project at June 30, 2000 related to the dependency on new features being added to the Universal Application, such as support for hierarchical transactions and drag-and-drop technology. Remaining development activities include application testing and various product enhancements. This project is expected to be completed and released sometime during the fourth quarter of 2000. The Company has invested approximately $500,000 in research and development costs in TradeXpress to date. To date, no revenues have been recognized on TradeXpress.

  Expenses either incurred or anticipated which are associated with the development and integration of the in-process research and development projects are higher than previous estimates by $1.1 million. Additionally, other cash outflows from maintenance and general and administrative activities are expected to increase by $2.6 million. Management believes that projected revenues from these projects will be higher than previous estimates by $6.9 million and that revised estimates of net cash flows related to these projects are not materially different than the original net cash flows used to calculate the in-process research and development write-off.

  The following unaudited pro forma financial information presents the combined results of operations of the Company and LongView for the three and six months ended June 30, 1999 as if the acquisition had occurred at the beginning of calendar 1999, after giving effect to certain adjustments, including, but not limited to, amortization of goodwill and other intangible assets, and decreased interest expense. The $2.0 million write-off for acquired in-process research and development has been excluded from the pro forma results as it is a non-recurring charge. All amounts are in thousands except per share data.

                                                      Three Months                 Six Months
                                                         Ended                       Ended
                                                     June 30, 1999               June 30, 1999
                                               ------------------------    -----------------------
Total revenues.............................    $                 20,425    $                37,655
                                               ------------------------    -----------------------
Net income (loss)..........................                          61                       (753)
                                               ------------------------    -----------------------
Earnings (loss) per share:
             Basic.........................    $                   0.00    $                 (0.03)
                                               ========================    =======================
             Diluted.......................    $                   0.00    $                 (0.03)
                                               ========================    =======================

     The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

     Goodwill and other purchased intangibles represent the excess of the purchase price over the fair value of the assets acquired in connection with the acquisition of the LongView Group, Inc. on October 7, 1999. Goodwill and substantially all other purchased intangibles are being amortized on a straight-line basis over lives ranging from five to seven years. As of June 30, 2000 accumulated amortization of goodwill and other identifiable intangible assets was $3.4 million.

11.  Subsidiary Stock Plans

     During 1999, the Company formed six subsidiaries in each of which the Company holds 20,000,000 issued and outstanding shares of common stock. Each subsidiary, with approval of its respective Board of Directors, adopted its own stock plan during 1999. The terms of the plans are similar to the Company's 1999 Stock Plan. A total of 3,740,000 shares of common stock of each subsidiary has been reserved under the Stock Plans for each of the six subsidiaries. The Company accounts for the sale of common stock in the Company's subsidiaries as an equity transaction. Outstanding stock options under the various stock option plans as of June 30, 2000 range from 2.0 to 3.3 million common stock options.

     One employee exercised stock options for the purchase of 200,000 shares at a purchase price of $4.80 per share in the Company's insurance subsidiary during the three months ended March 31, 2000. The insurance subsidiary provides large-scale e-business applications for leading customers in the insurance industry. In connection with this option exercise, the Company loaned the employee $960,000, which is included in stockholder's equity in the consolidated balance sheet under the caption Notes Receivable from Stockholders. This loan is full recourse, secured by the related shares, and bears interest at 6.56 percent per annum.

     No compensation expense has been provided for this option exercise as the exercise price was equivalent to the estimated fair market value of the insurance subsidiary stock at the date of grant. Prior to this transaction, the Company owned 100 percent of its insurance subsidiary. Subsequent to this transaction, the Company owns 99 percent of its insurance subsidiary. The consolidated financial statements will not reflect minority interest attributable to this exercise until this note is repaid. No other issuances of subsidiary stock occurred during the three and six months ended June 30, 2000.

12.  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 by January 1, 2001. Management does not believe the adoption of SFAS No. 133 will have a material effect on the Company's results of operations, financial position, or liquidity.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101") to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements; however, SAB No. 101 does not change existing literature on revenue recognition. SAB No. 101 explains the staff's general framework for revenue recognition, stating that four criteria need to be met in order to recognize revenue. The four criteria, all of which must be met, are the following:

     .  There must be persuasive evidence of an arrangement;
     . Delivery must have occurred or services must have been rendered; . The selling price must be fixed or determinable; and . Collectibility must be reasonably assured.

     Since releasing SAB No. 101, numerous implementation questions and concerns have arisen in the financial reporting community. On June 26, 2000, the SEC staff announced that they are delaying the required implementation date for SAB No. 101. Accordingly, the Company is now required to adopt SAB No. 101 during the fourth quarter of 2000. The Company continues to evaluate the impact, if any, of SAB No. 101 and any possible, subsequent interpretations of SAB No. 101 on the Company's policies and procedures.

     The FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25 ("FIN No. 44") in March 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues such as the following: (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN No. 44 on July 1, 2000. Management does not believe that the interpretation had or will have a material effect on the Company's results of operations, financial position, or liquidity.

13.  Perot Systems Corporation Alliance

     In June 2000, the Company amended its strategic alliance and related agreements with Perot Systems Corporation, a systems integrator and less than five percent shareholder of the Company. The Company also entered into a reseller agreement under which Perot Systems may sublicense the Company's current applications and technology products for five years. Perot Systems paid the Company for initial sublicense fees and related support for these products. The Company recognized these license fees upon shipment of these products to Perot during the three months ended June 30, 2000, and is recognizing the related support revenues ratably over the support period. After Perot Systems has sublicensed copies of these products with sublicense fees equal to the initial license payment, Perot Systems will pay the Company sublicense fees for additional copies at rates specified in the reseller agreement.

     The Company also amended two of its existing service agreements with Perot Systems and its healthcare affiliate. The Company committed to use a minimum number of Perot Systems staff on TenFold projects for a one-year period beginning July 1, 2000. Perot Systems agreed to reduce the standard rate that it charges the Company for Perot Systems staff working on TenFold projects during this same one-year period. The Company has determined that its obligations to use a minimum number of Perot System's staff is similar to a purchase commitment which will be accounted for as those individuals provide services to the Company. Although Perot Systems reduced the standard rate that it will charge the Company for Perot Systems staff, the Company believes that these reduced rates represent fair value given the volume of staff hours to be provided to the Company. Additionally, as part of these changes, Perot Systems committed to dedicate two salespeople to sell Company products and services through June 2001.

     The Company also amended the existing alliance agreement such that it no longer requires that if Perot Systems fails to provide the Company with opportunities to contract for revenue of at least $15.0 million in the year following May 1, 2000, Perot Systems shall pay the Company 20 percent of the shortfall. Management believes that these changes and the new reseller agreement will provide the Company with more business opportunities than would otherwise have been provided for under the original strategic alliance.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as "expects," "intends," "anticipates," "should," "believes," "will," "plans," "estimates," "may," variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include: limited operating history; recent customer complaints concerning our products and services, and the possibility of future additional complaints; attraction and retention of employees; variability of quarterly operating results; dependence on a small number of customers; customer's fulfillment of various responsibilities; fixed-time, fixed-price contracts; risks associated with the functionality and timing of new product releases; project delays; longer than expected sales cycles; ability to accurately estimate resources required for new and existing projects; competitive factors; protection of intellectual property; successful development of vertical businesses; maintaining strategic partnerships; and risks associated with the integration of LongView into TenFold's operations. These are representative of factors which could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Please also refer to the documents filed by us with the Securities and Exchange Commission, which identify important risk factors that could cause actual results to differ from those contained in forward-looking statements. Some of these factors are described below under the section entitled "Factors That May Affect Future Results and Market Price of Stock."

Overview

     TenFold is a leading provider of large-scale e-business applications for market-leading customers in banking, communications, energy, healthcare, insurance, investment management, and other industries. From 1993 through 1995, we engaged primarily in the development of our Universal Application technology and derived revenue primarily from technology development and consulting projects, generally on a time and materials basis. In 1996, we began using our Universal Application to develop large-scale, complex applications. In 1997 and in subsequent years, we derived the majority of our license and service revenues from fixed-price, fixed-time applications development projects. Starting in 1998, we also began reselling vertical applications products that we had previously developed for other customers.

     We derive our revenues from license fees, application development and implementation services, support, and training services. License revenues consist of fees for licensing our Universal Application and license fees for the applications that we develop for our customers. We also derive license revenues from the resale of our vertical applications products. Service revenues consist of fees for application development and implementation, support and training.

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supersedes SOP 91-1, Software Revenue Recognition. Additionally, in 1998 the AICPA issued SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. Effective January 1, 1998, we adopted the provisions of SOP 97-2 as modified by SOP 98-9.

     SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, enhancements, post-contract customer support ("PCS"), installation and training to be allocated to each element based on the relative fair values of the elements. The fair values of an element must be based on vendor specific objective evidence ("VSOE"). We establish VSOE based on the price charged when the same element is sold separately. VSOE for services is based on standard rates for the individuals providing services. These rates are the same rates charged when the services are sold separately under time and materials contracts. VSOE for training is based on standard rates charged for each particular training course. These rates are the rates charged when the training is sold separately for supplemental training courses. For PCS, VSOE is determined by reference to the renewal rate to be charged in future periods. In arrangements where VSOE exists for all but the delivered element, the fee is allocated to the delivered element (generally the software product) using the residual method described in SOP 98-9. The revenue allocated to software products is generally recognized upon delivery of the products unless services provided are considered essential to the functionality of the software.

     We recognize license revenues from vertical application product sales and Universal Application development licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: we have signed a noncancellable license agreement with nonrefundable fees; we have shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the vertical application license or the Universal Application development license are sold separately or when a Universal Application development license is sold with an application development project. License fees recognized upon achieving these criteria, for the three and six month periods ended June 30, 2000 were $4.3 million and $4.8 million, respectively. License fees recognized upon achieving these criteria, for both the three and six month periods ended June 30, 1999 were $3.0 million.

     For software arrangements that include a service element that is essential to the functionality of the software, we recognize license fees related to the application, and the application development service fees, over time as we perform the services, using the percentage-of-completion method of accounting. We determine our proposed fixed price for a project using a formal estimation process that takes into account the project's timetable, complexity, technical environment, risks and other available alternatives. Members of our senior management team approve each fixed price proposal. We make monthly adjustments to the original estimates used in the percentage-of-completion method of accounting as work progresses under the contract and as we gain experience. Fixed price project revenues are split between license and service based upon the relative fair value of the various components. On a limited basis, we also provide application development and implementation services on a time and materials basis. We recognize revenue on our time and material contracts as we perform the services.

     For the quarter ended June 30, 2000, as a result of the project reviews described below, we determined that for certain highly complex projects, we should limit revenue recognition to the amount of costs that we incur in the period, and postpone recognition of profit until we can more precisely estimate our project costs and our ability to complete the projects in a timely manner. We are currently applying this methodology to two projects with total project values of $23.1 million.

     In mid-1998, we began offering the TenFold Guarantee, the industry's first money-back guarantee for large scale software applications. As a result, in some of our contracts we have guaranteed that we will complete our projects within a fixed-time period or we will refund the fees paid. This guarantee also requires the customer to fulfill various responsibilities within a specified time period, including reviewing and approving requirements, providing timely feedback, and providing adequate staffing, or the guarantee is voided. Accordingly, we treat this guarantee as a conditional guarantee. We recognize revenue under contracts we guarantee using the percentage-of-completion method of accounting. If necessary, we make provisions for estimated refunds or losses on uncompleted contracts on a contract by contract basis and recognize the refunds or losses in the period in which the refunds or losses become probable and we can reasonably estimate them.

     The timing and amount of cash received from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue and unbilled accounts receivable in any given period. We record billings and cash received in excess of revenue earned as deferred revenue. Our deferred revenue balance at June 30, 2000 was $10.5 million. We expect to recognize most of this as revenue within the next twelve months. Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed. We bill customers for this revenue as payments become due under the terms of the customer's contract. Our net unbilled accounts receivable balance at June 30, 2000 was $8.9 million and we expect to bill and collect this amount within twelve months. We consider current information and events regarding our customers and their contracts and establish allowances for doubtful accounts when it is probable that we will be unable to collect all amounts due under the terms of their existing contracts.

     Our projects have, over time, grown in size thereby requiring larger development and implementation teams. The growth in team size has mainly been in employees with lower daily billing rates. As a result, our average daily service billing rate for a team has decreased over time. Additionally, we determined that our current standard billing rates for services were higher than some competitors' rates. We lowered these standard billing rates effective July 1, 2000. We expect to offset this decrease with higher license fees. In accordance with SOP 97-2, these two factors, namely team composition changes and lower standard billing rates, will require the allocation of contract revenues involving multiple elements to change for contracts signed after June 30, 2000. We expect that revenue from software arrangements that include a service element sold after June 30, 2000 will have lower service revenues as a percentage of total contract revenues and higher license revenues as a percentage of total contract revenues. The impact of these changes on our overall revenues is anticipated to result in a gradual mix change between license and services revenues over time, with little or no impact on total revenues.

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

     As of June 30, 2000, we had formed six subsidiaries from which we are conducting or expect to conduct our vertical business operations in the banking, communications, energy, healthcare, insurance, and investment management industries. We are in the process of preparing intercompany agreements to cover technology licensing and shared services between TenFold and these subsidiaries, and between the subsidiaries themselves. We have transferred many of our employees to these subsidiaries.

     On September 30, 1999, we entered into a definitive agreement to acquire The LongView Group, Inc. ("LongView"). The closing of the transaction occurred on October 7, 1999. TenFold's acquisition of LongView was reported in a Form 8-K filed on October 14, 1999, as amended.

     On July 10, 2000, we issued a press release stating that we expected to release final results for the second quarter and host a conference call on July 19, 2000. Subsequent to this press release, and prior to the expected release date, we received correspondence from a customer that raised concerns about the status of our project with this customer. As a result, we decided that it was appropriate to delay our earnings release to conduct reviews of this and other significant projects in process to reassess the status of each project and to verify the related completion percentage. Upon completion of these reviews, we reduced revenues on certain projects in process by approximately $4.8 million and increased the allowance for doubtful accounts related to unbilled accounts receivable from $0 at March 31, 2000 to approximately

$4.0 million at June 30, 2000. Although we believe that we made all appropriate adjustments to properly reflect the completion percentage and status of contracts in process at June 30, 2000, we cannot be certain that similar future adjustments will not be required. See Note 8 of Notes to Consolidated Financial Statements for information about litigation and disputes related to some of our projects.

     Approximately $3.2 million of the $4.8 million revenue adjustment and the majority of the customer disputes noted above, are related to projects within our insurance vertical business group. Our insurance group has been one of our fastest growing groups, and in a relatively short period of time has taken on some particularly large and complex applications projects. We have asked Jeffrey L. Walker, our Chairman, Executive Vice President and Chief Technology Officer, to directly manage our insurance applications development and product development areas until we are more confident of completion of our insurance projects in process. We have also asked Nancy M. Harvey, our new Chief Operating Officer, to spend the majority of her time helping to oversee our other vertical groups' application development projects.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold's statements of operations to total net revenues.

                                                                  Three Months                      Six Months
                                                                  Ended June 30,                   Ended June 30,
                                                             ------------------------        ------------------------
                                                               2000            1999            2000            1999
                                                             --------        --------        --------        --------
Revenues:
 License..............................................             29%             39%             21%             38%
 Services.............................................             71%             61%             79%             62%
                                                             --------        --------        --------        --------
   Total revenues.....................................            100%            100%            100%            100%
                                                             --------        --------        --------        --------
Operating expenses:
 Cost of revenues.....................................             62%             33%             48%             36%
 Sales and marketing..................................             25%             31%             23%             30%
 Research and development.............................             24%             21%             22%             21%
 General and administrative...........................             23%              5%             14%              5%
 Amortization of deferred compensation................              1%              2%              1%              2%
 Amortization of goodwill and acquired intangibles....              4%              -               4%              -
                                                             --------        --------        --------        --------
   Total operating expenses...........................            139%             92%            112%             94%
                                                             --------        --------        --------        --------
Income (loss) from operations.........................            -39%              8%            -12%              6%
                                                             --------        --------        --------        --------
Other income, net.....................................              3%              1%              2%              1%
                                                             --------        --------        --------        --------
 Income (loss) before income taxes and minority
  interest............................................            -36%              9%            -10%              7%
Provision (benefit) for income taxes..................            -12%              3%             -2%              3%
                                                             --------        --------        --------        --------
Net income (loss) before minority interest............            -24%              6%             -8%              4%
Minority interest.....................................             -0%              -               -               -
                                                             --------        --------        --------        --------
Net income (loss).....................................            -24%              6%             -8%              4%
                                                             ========        ========        ========        ========

  Revenues


     Total revenues increased $7.4 million, or 39 percent, to $26.4 million for the three months ended June 30, 2000, as compared to $19.0 million for the same period in 1999, while total revenues increased $22.9 million, or 66 percent, to $58.0 million for the six months ended June 30, 2000, as compared to $35.1 million for the same period in 1999. Total revenues increased for the three and six months ended June 30, 2000 compared to the same periods in 1999 due to an increase in the number and size of our customer projects.

     Revenues for the three and six months ended June 30, 2000 were lower than we expected primarily due to longer than expected sales cycles as some of our customer prospects moved more slowly than we anticipated to authorize and fund new technology initiatives, delays encountered on some of our existing projects, and reductions to revenue as a result of the project reviews that we did after quarter-end as described in Overview above. We believe that some insurance project delays and related revenue recognition adjustments occurred when we recently reorganized several similar insurance application projects to avoid creating unnecessarily unique, and non-product applications for each customer. By reorganizing and working on these projects as a group, we believe that it keeps these customer applications consistent with our overall product strategy and that in turn, these customers benefit from enhanced functionality and ongoing product support. Despite the additional short-term work, costs, and revenue adjustments required, we believe that this approach will improve our customer relationships and our ability to sell these products in the future, reduce our long-term costs of supporting these customers, and improve the quality of our support.

     License revenues increased $75,000, or 1 percent, to $7.6 million for the three months ended June 30, 2000 as compared to $7.5 million for the same period in 1999, while license revenues decreased $(899,000), or (7) percent, to $12.2 million for the six months ended June 30, 2000 as compared to $13.2 million for the same period in 1999. License revenues represented 29 percent of total revenues during the three months ended June 30, 2000 as compared to 39 percent for the same period in 1999, and 21 percent of total revenues during the six months ended June 30, 2000 as compared to 38 percent for the same period in 1999.

     Service revenues increased $7.3 million, or 63 percent, to $18.8 million for the three months ended June 30, 2000 as compared to $11.5 million for the same period in 1999, while service revenues increased $23.9 million, or 109 percent, to $45.8 million for the six months ended June 30, 2000 as compared to
$21.9 million for the same period in 1999.   Service revenues increased for the
three and six months ended June 30, 2000 compared to the same periods in 1999 due to an increase in the number and size of our customer projects.

     Revenues from international customers were approximately 12 percent of total revenues for the three months ended June 30, 2000 as compared to 11 percent for the same period in 1999. Revenues from international customers were approximately 11 percent of total revenues for the six months ended June 30, 2000 as compared to 8 percent for the same period in 1999.

     Three customers accounted for 15 percent, 12 percent, and 12 percent of our revenues for the three months ended June 30, 2000, compared to four customers accounting for 20 percent, 19 percent, 11 percent, and 11 percent of our revenues for the same period in 1999. No other single customer accounted for more than 10 percent of our revenues for the three months ended June 30, 2000 or the same period in 1999. Three customers accounted for 19 percent, 11 percent, and 10 percent of our revenues for the six months ended June 30, 2000, compared to three customers accounting for 25 percent, 10 percent, and 10 percent of our revenues for the same period in 1999. No other single customer accounted for more than 10 percent of our revenues for the six months ended June 30, 2000 or the same period in 1999.

     We believe that period to period comparisons between license and services revenues are not necessarily indicative of future performance given the nature of our product and services offerings and the relative emphasis we apply to these offerings in any given quarter.

  Operating Expenses

     Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide application development and implementation, support, and training services. Cost of revenues increased $10.0 million, or 157 percent, to $16.3 million for the three months ended June 30, 2000 compared to $6.3 million for the same period in 1999, while cost of revenues increased $15.4 million, or 123 percent, to $28.0 million for the six months ended June 30, 2000 compared to $12.6 million for the same period in 1999. Cost of revenues as a percentage of total revenues was 62 percent for the three months ended June 30, 2000 as compared to 33 percent for the same period in 1999, while cost of revenues as a percentage of total revenues was 48 percent for the six months ended June 30, 2000 as compared to 36 percent for the same period in 1999. The increase in absolute dollars between periods was mainly due to an increase in compensation and other related costs associated with the number of employees required for actual and anticipated customer projects. Cost of revenues as a percentage of total revenues increased primarily because we increased employment levels in anticipation of future sales. Additionally, cost of revenues as a percentage of total revenues increased for the three and six months ended June 30, 2000 compared to the same periods in 1999 as service revenues comprised a higher percentage of total revenues for the three and six months ended June 30, 2000 compared to the same periods in 1999.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses increased $610,000, or 10 percent, to $6.4 million for the three months ended June 30, 2000 as compared to $5.8 million for the same period in 1999, while sales and marketing expenses increased $2.7 million, or 26 percent, to $13.3 million for the six months ended June 30, 2000 as compared to $10.6 million for the same period in 1999. Sales and marketing expenses as a percentage of total revenues were 25 percent for the three months ended June 30, 2000 as compared to 31 percent for the same period in 1999, while sales and marketing expenses as a percentage of total revenues were 23 percent for the six months ended June 30, 2000 as compared to 30 percent for the same period in 1999. The increase in sales and marketing expenses in absolute dollars was primarily the result of hiring additional sales and marketing personnel and expanding advertising and other marketing programs in connection with the growth of our business. The decrease in expenses as a percentage of total revenues was due to a decrease in sales commissions from lower than expected revenues as well as the timing of advertising expenses.

     Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses increased $2.3 million, or 57 percent, to $6.3 million for the three months ended June 30, 2000 as compared to $4.0 million for the same period in 1999, while research and development expenses increased $5.3 million, or 71 percent, to $12.7 million for the six months ended June 30, 2000 as compared to $7.4 million for the same period in 1999. Research and development expenses as a percentage of total revenues were 24 percent for the three months ended June 30, 2000 as compared to 21 percent for the same period in 1999, while research and development expenses as a percentage of total revenues were 22 percent for the six months ended June 30, 2000 as compared to 21 percent for the same period in 1999. Research and development expenses grew in absolute dollars due primarily to the addition of personnel required to support expanded development efforts.

     General and Administrative. General and administrative expenses consist primarily of allowances for doubtful accounts, the costs of executive management and finance and administrative staff, recruiting, business insurance, and professional fees. General and administrative expenses increased $5.2 million, or 609 percent, to $6.1 million for the three months ended June 30, 2000 as compared to $865,000 for the same period in 1999, while general and administrative expenses increased $6.3 million, or 375 percent, to $8.0 million for the six months ended June 30, 2000 as compared to $1.7 million for the same period in 1999. General and administrative expenses as a percentage of total revenues were 23 percent for the three months ended June 30, 2000 as compared to 5 percent for the same period in 1999, while general and administrative expenses as a percentage of total revenues were 14 percent for the six months ended June 30, 2000 as compared to 5 percent for the same period in 1999. The increase in absolute dollars was primarily the result of an increase in the allowances for doubtful accounts of approximately $4.0 million during the three months ended June 30, 2000, as a result of the project reviews described under Overview above. We also incurred additional general and administrative expenses as a result of hiring additional finance and administrative personnel to manage and support the increased complexity and scale of our operations.

     Amortization of Deferred Compensation. Deferred compensation, along with the associated amortization, results from the grant of stock options when there is a difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of such grants. Certain grants during 1997, 1998, and 1999 were issued at a price that differed from the deemed fair value at the grant date. We are amortizing these amounts over the vesting periods of the applicable options, resulting in amortization expense of $316,000 for the three months ended June 30, 2000 as compared to $384,000 for the same period in 1999, and amortization expense of $667,000 for the six months ended June 30, 2000 as compared to $689,000 for the same period in 1999.

     Amortization of Goodwill and Acquired Intangibles. Amortization of goodwill and acquired intangibles resulted from the acquisition of the LongView Group, Inc. ("LongView"). The remaining intangible assets after the write-off of in-process research and development, totaled $24.6 million and are being amortized over the expected lives of the goodwill and intangibles. These lives range from five to seven years. We recorded amortization expense of goodwill and acquired intangibles of $1.2 million for the three months ended June 30, 2000, and amortization expense of goodwill and acquired intangibles of $2.3 million for the six months ended June 30, 2000. We did not incur any amortization of goodwill and acquired intangibles for the same periods in 1999 because the LongView acquisition did not occur until October 7, 1999.

     Total Other Income, net. Net other income increased $543,000, or 335 percent, to $705,000 for the three months ended June 30, 2000 compared to $162,000 for the same period in 1999, while net other income increased $963,000, or 385 percent, to $1.2 million for the six months ended June 30, 2000 compared to $250,000 for the same period in 1999. This increase primarily resulted from a recognition of $540,000 of other income from a fee paid to us by Perot Systems. Under their alliance agreement with TenFold, Perot Systems was obligated to provide us with opportunities to contract for revenue of at least $15.0 million for the fiscal year ended April 30, 2000 or pay us 20 percent of the shortfall. This $540,000 payment fulfilled their remaining obligation to us for the year ended April 30, 2000. This arrangement was amended such that the Company does not expect to receive similar payments in the future. Additionally, we realized an increase in interest and other income resulting from higher cash and cash equivalent balances in the first six months of 2000 as compared to similar periods in 1999. These balances mainly increased due to invested proceeds from our initial public offering in May 1999. Interest income in both years was partially offset by interest expense resulting from notes payable and capital leases. Additionally, during the three months ended June 30, 2000, interest and other income was negatively affected by a decrease in the British Pound to U.S. dollar exchange rate. This resulted in a realized loss from foreign currency of $(184,000).

     Provision (Benefit) for Income Taxes. The benefit for income taxes was $(3.1) million for the three months ended June 30, 2000 as compared to a provision of $662,000 for the same period of 1999, while the benefit for income taxes was $(1.4) million for the six months ended June 30, 2000 as compared to a provision of $896,000 for the same period of 1999. The decrease in absolute dollars was primarily due to decreased profitability during the three months ended June 30, 2000. The effective tax rate of 32.6 percent during the three months ended June 30, 2000 decreased from the 38.5 percent effective tax rate during the same period in 1999 due to the non-tax deductibility of the amortization of goodwill associated with the LongView acquisition, which reduces the tax benefit of the operating losses. The effective tax rate of 25 percent during the six months ended June 30, 2000 decreased from the 38.5 percent effective tax rate during the same period in 1999 due to the non-tax deductibility of goodwill associated with the LongView acquisition.

     Minority Interest. Minority interest was $(8,000) for the three months ended June 30, 2000 as compared to $0 in the same period in 1999, while minority interest was $0 for the six months ended June 30, 2000 as compared to $0 in the same period in 1999. This amount represents the minority stockholders' proportionate interest in the net income (loss) of the Company's subsidiaries. Minority interest decreased during the three months ended June 30, 2000 primarily due to decreased profitability. In future periods, as employees exercise common stock options in the Company's subsidiaries, this amount is anticipated to increase. We account for the sale of common stock in our subsidiaries as an equity transaction.

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

     On January 18, 1999, we entered into an unsecured Revolving Line of Credit providing for borrowings of up to $5.0 million. On December 29, 1999 we modified and extended the unsecured Revolving Line of Credit to provide for borrowings of up to $15.0 million. On April 26, 2000, we further modified the agreement to issue Letters of Credit against the Revolving Line of Credit. On April 28, 2000 and July 11, 2000, we obtained Letters of Credit in the amounts of $3.0 million and $547,000 related to our San Francisco, California and Chicago, Illinois office leases, respectively. These letters reduced the availability on the Revolving Line of Credit by their face value to approximately $11.5 million as of June

30, 2000. The Revolving Line of Credit expires on November 15, 2000. We plan to renew, renegotiate, or replace this facility, or seek other sources of financing. Borrowings under the Revolving Line of Credit bear interest at rates that vary from prime rate to prime rate less 1 percent or LIBOR plus 100 to 250 basis points. The actual interest rate is determined quarterly by certain financial ratios. The Revolving Line of Credit includes covenants relating to the maintenance of certain financial ratios and cash balances and limits the payment of dividends. We had no outstanding borrowings on this Revolving Line of Credit as of June 30, 2000.

     Net cash used in operating activities was $9.4 million for the six months ended June 30, 2000 as compared to $3.8 million in the same period of 1999. The increase in cash flows used in operating activities was due to changes in operating accounts, primarily a decrease in accrued liabilities and increases in accounts receivable and unbilled accounts receivable. These changes were partially offset by an increase in accounts payable. Additionally, a number of employees exercised stock options during the six months ended June 30, 2000 as the Company's stock price presented favorable conditions for employees to exercise their options, creating a $6.8 million tax benefit from exercise of stock options. This tax benefit was recorded as an increase in additional paid-in capital. We expect to fully utilize the deferred tax assets associated with these stock options in future periods. As future periods present favorable conditions for employees to exercise their options, we expect to recognize additional tax benefit associated with the exercise of stock options.

     Net cash used in investing activities was $11.0 million for the six months ended June 30, 2000 as compared to $2.4 million in the same period of 1999. The increase in net cash used in investing activities was due primarily to purchases made during the six months ended June 30, 2000 for additional office space, including the purchase of two office buildings in San Rafael, California, as well as equipment and furniture for additional office space in San Francisco, California and Irving, Texas. The increase in restricted cash was due to $2.5 million held in escrow to secure a lease on office space in South Jordan, Utah; and $340,000 held in the Company's accounts to secure letters of credit used to secure leases on office space in Atlanta, Georgia and Irving, Texas.

     Net cash provided by financing activities was $4.7 million for the six months ended June 30, 2000 as compared to $37.0 million in the same period of 1999. Net cash provided by financing activities for the six months ended June 30, 2000 resulted from the issuance of a $2.4 million note payable related to the purchase of two office buildings in San Rafael, California as well as an additional $2.8 million in notes payable related to the purchase of new equipment and furniture for new office space in San Francisco, California and Irving, Texas. Additionally, we received $3.9 million in cash from the exercise of employee stock options and the sale of Company stock through its Employee Stock Purchase Plan. These proceeds were partially offset by principal payments of $4.4 million on notes payable and obligations under capital leases. Net cash provided by financing activities in 1999 resulted primarily from the proceeds of the initial public offering.

     Pursuant to the Agreement relating to the LongView acquisition, we entered into a $12 million promissory note agreement with BarCal. Under the terms of this agreement, we were required to pay installments of $3.0 million on April 15, 2000 and $9.0 million on July 15, 2000 plus interest at the rate of 6.5 percent per annum. We made both payments in accordance with the agreement.

     We believe that our current cash and cash equivalent balances, anticipated cash flows from operations, available credit facilities and future sources of financing will be sufficient to meet our capital requirements for at least the next twelve months. However, there can be no assurance that we will be successful in generating anticipated levels of cash from operations or borrowings. If we are unable to generate sufficient cash flow from operations, or additional equipment loans or equipment and working capital lines of credit, we may be required to scale down our operations and expansion plans, refinance all or a portion of our existing indebtedness, or obtain other sources of financing earlier than planned, any of which could have a material adverse effect on our business, results of operations, and financial condition. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any other financing could be obtained.

In-Process Research and Development

     In connection with the LongView acquisition, the Company recorded a write-off of $2.0 million for in-process research and development in the fourth quarter of 1999. The fair value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the resulting net cash flows related to these projects. At the date of the acquisition, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses.

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

     At the acquisition date, LongView was in the process of researching and developing two projects, 1) LongView 2000 and 2) TradeXpress. In connection with the acquisition, we recorded a write-off of $2.0 million for acquired in-process research and development related to these two projects in the fourth quarter of 1999. The estimated costs to complete these acquired in-process research and development projects as of the date of acquisition were $1.2 million. We believed that the assumptions used in the LongView in-process research and development analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected revenues, development costs or profitability, or the events associated with such projects, will occur as estimated.

     LongView 2000 is a trade order management software system for buy-side financial institutions. The production version of this software was completed and released during the first quarter of 2000. We have invested approximately $1.3 million in research and development costs to date. Future costs related to this product include only standard upgrades and maintenance expense. Through June 30, 2000, $420,000 in revenues have been recognized from LongView 2000.

     TradeXpress is an e-business, large-scale trade order management software solution for internet-based deployment. The primary risks and uncertainties associated with this project at June 30, 2000 related to the dependency on new features being added to the Universal Application, such as support for hierarchical transactions and drag-and-drop technology. Remaining development activities include application testing and various product enhancements. This project is expected to be completed and released sometime during the fourth quarter of 2000. We have invested approximately $500,000 in research and development costs in TradeXpress to date. To date, no revenues have been recognized from TradeXpress.

     Expenses either incurred or anticipated which are associated with the development and integration of the in-process research and development projects are higher than previous estimates by $1.1 million. Additionally, other cash outflows from maintenance and general and administrative activities are expected to increase by $2.6 million. We believe that projected revenues from these projects will be higher than previous estimates by $6.9 million and that revised estimates of net cash flows related to these projects are not materially different than the original net cash flows used to calculate the in-process research and development write-off.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. We must adopt SFAS No. 133 by January 1, 2001. We do not believe the adoption of SFAS No. 133 will have a material effect on our results of operations, financial position, or liquidity.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101") to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements; however, SAB No. 101 does not change existing literature on revenue recognition. SAB No. 101 explains the staff's general framework for revenue recognition, stating that four criteria need to be met in order to recognize revenue. The four criteria, all of which must be met, are the following:

     .  There must be persuasive evidence of an arrangement;
     . Delivery must have occurred or services must have been rendered; . The selling price must be fixed or determinable; and . Collectibility must be reasonably assured.

     Since releasing SAB No. 101, numerous implementation questions and concerns have arisen in the financial reporting community. On June 26, 2000, the SEC staff announced that they are delaying the required implementation date for SAB No. 101. Accordingly, we are now required to adopt SAB No. 101 during the fourth quarter of 2000. We continue to evaluate the impact, if any, of SAB No. 101 and any possible, subsequent interpretations of SAB No. 101 on our policies and procedures.

     The FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25 ("FIN No. 44") in March 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues such as the following: (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. We adopted FIN No. 44 on July 1, 2000. We do not believe that the interpretation had or will have a material effect on our results of operations, financial position, or liquidity.

Factors That May Affect Future Results and Market Price of Stock

     We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

  We have a limited operating history and consequently our future prospects are difficult to evaluate.

     We were founded in 1993 and have a limited operating history. As a result, it is difficult to evaluate our future prospects. We have only a limited number of applications completed and currently in use and there can be no assurance that we will be able to successfully complete any current or new projects. We recently have received customer complaints concerning some of our projects. We cannot be certain that we will not receive more customer complaints in the future. Additionally, our failure to successfully complete any current or new projects may have a material adverse impact on our financial position and results of operations. We cannot be certain that our business strategy will succeed.

  There are many factors that may cause fluctuations in our quarterly financial results, and if results are below the expectations of securities market analysts, our stock price will likely decline.

     In the past, the software industry has experienced significant downturns, particularly when general economic conditions decline and spending on management information systems decreases. Our business, financial condition, and operating results may continue to fluctuate substantially from quarter-to-quarter as a consequence of general economic conditions in the software industry. In addition, our revenues and operating results may continue to vary significantly from quarter-to-quarter due to a number of factors that affect our business and the software industry, including:

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

     . the adequacy of allowances for doubtful billed and unbilled accounts receivable;

     .  the timing of sales of our products and services; and

     .  delays in introducing new applications.

     Due to these factors, some of which are discussed in more detail below, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In future quarters, our operating results may continue to be below the expectations of securities market analysts and investors. In this event, the price of our common stock will likely fall.

  Our historical quarterly operating results have varied significantly and future adverse quarterly operating results could cause our stock price to fall.

     Historically, our quarterly operating results have varied significantly. For example, during some years, we have had quarterly losses followed by profits in a subsequent quarter and then returned again to a loss in a later quarter. Our future quarterly operating results may continue to vary significantly. Furthermore, there can be no assurance that we will not continue to suffer losses in future periods.

  If we fail to accurately estimate the resources required for a new project, or the resources required to complete existing projects, quarterly operating results could suffer and our stock price could fall.

     Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan would likely cause us to have lower margins or to suffer a loss on the project, which would negatively impact our operating results. As a result of recently receiving some correspondence from a customer that raised concerns about the status of our project with this customer, we decided that it was appropriate to conduct a review of this and other significant projects in process to reassess the status of each project and to verify the related completion percentage. Upon completion of these reviews, we reduced revenues on certain projects in process by approximately $4.8 million and increased the allowance for doubtful accounts related to unbilled accounts receivable from $0 at March 31, 2000 to approximately $4.0 million at June 30, 2000. Although we believe that we made all appropriate adjustments to properly reflect the completion percentage and status of contracts in process at June 30, 2000, we cannot be certain that similar future adjustments will not be required.

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

     Because we recognize service revenues over the period we develop an application, project delays could have a significant negative impact on operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" for a discussion of our revenue recognition policies. These delays could be caused by a number of factors that are outside of our control. For example, because our development methodology requires significant involvement by customer personnel during several key phases of the development cycle, delays could be caused by customers failing to meet their contractual obligations, including reviewing and approving requirements, providing timely feedback, and providing adequate staffing. Delays could also be caused by customers being distracted by information technology issues they face, by corporate reorganizations or business combinations in which they are involved, or other factors. Furthermore, delays could be caused by misinterpretations of, or changes in, customer requirements, or by a loss of personnel or members of a particular project team. We have recently and in the past experienced delays for these and other reasons. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Revenues" for more information concerning our customers and revenues. There can be no assurance that we will not experience project delays in the future.

  Our sales cycle is lengthy and subject to delays and these delays could cause our quarterly operating results to suffer and our stock price to fall.

     We believe that a customer's decision to purchase our software involves a significant commitment of resources and is influenced by customer budget cycles. To successfully sell our products, we generally must educate our potential customers regarding the use and benefit of our products, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy budgeting, approval, and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between three to twelve months from initial contact with a potential customer to the signing of a contract. Sales delays could cause our operating results to vary widely. We have recently experienced sales delays due to longer than expected sales cycles, which we believe contributed to lower than expected revenues. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Revenues" for more information concerning our customers and revenues. There can be no assurance that we will not experience sales delays in the future.

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

  If our current losses continue or increase, we may record a valuation allowance against our deferred tax assets

     While we believe our deferred tax assets are more likely than not realizable, if our book losses continue or increase, we may record a valuation allowance against our deferred tax assets, which could have an adverse effect on earnings.

  We have historically derived a significant portion of our revenues from customers in the insurance industry.

     Software applications we developed for companies in the insurance industry represented 31 percent of our total revenues during the six months ended June 30, 2000. We have recently received customer complaints about a number of our insurance projects. See Note 8 in the accompanying Notes to Consolidated Financial Statements for more information concerning these matters. Our reliance on customers from a particular industry subjects our business to the economic conditions impacting that industry, including the industry's demand for information technology resources. If we continue to rely on the insurance industry, or any one industry as a major source of revenues, and that industry suffers adverse economic conditions, there will likely be a significant reduction in the demand for our products, causing revenues to suffer. Although we intend to continue to diversify our customer base, there can be no assurance that we will be able to completely do so in the near term or at all.

  We are involved in litigation and may in the future be involved in further litigation or disputes which may be costly and time-consuming, and if we suffer adverse judgements could cause our operating results to suffer.

     We are currently involved in two significant litigation matters, and four potential customer disputes. See Note 8 in the accompanying Notes to Consolidated Financial Statements for more information concerning these matters. We may in the future face other litigation or disputes with customers, employees, partners, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our financial position and results of operations.

  We offer fixed-price, fixed-time contracts that we guarantee.

     An important element of our strategy is to enter into fixed-price, fixed-time contracts, rather than time and materials contracts. These contracts involve risk because they require us to absorb possible cost overruns and, if we fail to meet our performance obligations, may require us to satisfy our performance guarantee. We guarantee that we will complete our projects within a fixed time or the customer has the option to return the software and receive a refund of any fees paid under the contract. For fixed-price contracts, we recognize license fees related to the application and the application development service fees over time as we perform the services, using the percentage-of-completion method of accounting. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan would likely cause us to have lower margins or to suffer a loss on the project, which would negatively impact our operating results. In specific circumstances, we have been required to commit unanticipated additional resources to complete projects. We will likely experience similar situations in the future. In addition, for specific projects, we may fix the price before the requirements are finalized. This could result in a fixed price that turns out to be too low, which would cause us to suffer a loss on the project and would negatively impact our operating results.

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

     Because our customers may use our products for mission-critical applications, errors, defects, or other performance problems could result in financial or other damages to customers. Our customers could seek damages for these losses. Any successful claims for these losses, to the extent not covered by insurance, could result in us being obligated to pay substantial damages, which would cause operating results to suffer. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations of liability provisions. A product liability claim brought against us, even if not successful, would likely be time consuming and costly.

  Our failure to manage growth and organizational structure could impair our business.

     Our growth and new projects have placed significant demands on our management and other resources. If we are unable to manage our growth and projects effectively, this inability could have a material adverse effect on the quality of our services and products, our ability to retain key personnel, and our business, financial condition, and results of operations. Our revenues for the six months ended June 30, 2000 increased approximately 66 percent when compared with the same period in 1999. Our staff increased from 388 full-time employees at June 30, 1999 to 668 full-time employees at June 30, 2000. Our ability to manage this growth effectively will require us to continue to develop and improve our operational, financial, and other internal systems, as well as our business development capabilities, and to train, motivate, and manage our employees. In addition, our future success will depend in large part on our ability to continue to set fixed-price fees accurately, maintain high rates of employee utilization, and maintain project quality.

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

     We entered into a strategic relationship with Perot Systems Corporation, a systems integrator, to develop and deliver applications, products, and services to TenFold and Perot Systems customers. This relationship was modified in June 2000 when we entered into a reseller agreement with Perot Systems. We plan to devote significant resources to the continued development of this relationship. As a result, if we fail to generate substantial revenues from this relationship, whether due to the failure of the relationship or our inability to staff the opportunities presented, our operating results may suffer.

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

     Our success is dependent, in part, upon our proprietary Universal Application technology and other intellectual property rights. If we are unable to protect and enforce these intellectual property rights, our competitors will have the ability to introduce competing products that are similar to ours, and our revenues, market share and operating results will suffer. To date, we have relied primarily on a combination of patent, copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have been granted two patents and applied for one additional patent in the United States and intend to continue to seek patents on our technology where appropriate. There can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. The laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. This litigation could result in substantial costs and diversion of resources that would harm our business.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Interest Rate Risk. As of June 30, 2000, we had cash and cash equivalents of $42.4 million. All of the cash equivalents consist of highly-liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the June 30, 2000 rates would cause the fair value of these cash investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and institutions, and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instruments. TenFold does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

         Foreign Currency Exchange Rate Risk. A portion of our operations consists of applications development and sales activities in the United Kingdom. These transactions are primarily denominated in British pounds. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of revenues in the United Kingdom decreases. When the U.S. dollar weakens against the British pound, the value of revenues in the United Kingdom increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by foreign currency fluctuations are cash, accounts receivable, fixed assets, accounts payable, deferred revenue, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the June 30, 2000 rate would cause the fair value of such monetary assets and liabilities in the United Kingdom to change by approximately $750,000. We recognize the risk related to this foreign currency exchange and we are currently evaluating several foreign currency hedging strategies to mitigate this risk; however, we are not currently engaged in any foreign currency hedging activities.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.

         On June 14, 2000, Nielsen Media Research, Inc. ("Nielsen"), filed a complaint in the Circuit Court of Cook County, Illinois seeking $4.5 million plus out of pocket expenses paid by Nielsen to us. The complaint alleges that we failed to deliver on contractual commitments under a license and services agreement with Nielsen and includes specific claims of breach of contract and violation of the Illinois Consumer Fraud and Deceptive Practices Act. The amount being sought from us by Nielsen is for fees paid to us by Nielsen from the fourth quarter of 1997 through the first quarter of 2000 and recognized as revenue by us during this period. In addition, we have an unbilled accounts receivable recorded under the terms of the contract totaling approximately $1.2 million, which is included in unbilled accounts receivable in the consolidated balance sheet at June 30, 2000.

         The case is in its preliminary stages and based on the information currently available, we believe that we have valid defenses against Nielsen's claims and we intend to vigorously defend the case and enforce our rights under the agreement. Our legal counsel has commenced investigation of the facts pertinent to the claims. As the case has just recently been filed, our legal counsel is not able to provide an opinion on the likely or probable outcome of the case, including affirmative claims and defenses that we may assert. An unfavorable outcome of this matter may have a material adverse impact on our financial position and results of operations.

         We maintain errors or omissions' and umbrella liability insurance policies to protect ourselves in the event of claims for damages related to the performance of or failure to perform computer related services. We believe that this insurance covers the types of alleged damages (but not unpaid or unbilled accounts receivable) claimed in the case noted above, as well as covering the costs of legal defense; subject to the policies' total limit of $50 million and deductible of $100,000 per occurrence, and the insurance carrier's standard reservation of rights under which the carrier defers its final determination of the amount of claims that it will cover until final disposition of a case.

         For information concerning our litigation with Ohio Farmers Insurance Company, other contingencies, and related accounts receivable allowances that we have provided, see Note 8 of the Notes to Consolidated Financial Statements in
Part I of this report.

Item 2.  Changes in Securities and Use of Proceeds.

         Our registration statement (Registration No. 333-74057) under the Securities Act of 1933, for our initial public offering, became effective on May 20, 1999. Our offering proceeds, net of aggregate expenses of approximately $4.7 million, were $34.2 million. As of June 30, 2000, we used approximately $34.2 million of those proceeds as follows (in millions):

        Construction of plant, building and facilities                   $     -
        Purchase and installation of machinery and equipment                   -
        Purchases of real estate                                               -
        Acquisition of The LongView Group, Inc.                             13.0
        Repayment of indebtedness                                              -
        Working capital                                                        -
        Purchase of temporary investments                                   21.2
                                                                           -----
                                                                           $34.2
                                                                           =====

         See Note 10 of Notes to Consolidated Financial Statements for a more detailed discussion of our acquisition of The LongView Group, Inc. and payments made or to be made in connection with this acquisition. The foregoing amounts represent our best estimate of our use of the proceeds for the period indicated. We invested the net proceeds used for the purchase of temporary investments in cash, cash equivalents, and short-term investments. None of our net offering proceeds were paid directly or indirectly to our directors, officers, general partners, holders of 10 percent or more of any class of equity securities, or any of our affiliates.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits


Number      Description
------      -----------
 10.1       Office Lease at 200 South Wacker Drive, Chicago, Illinois between
            200 South Wacker Drive, L.L.C. and TenFold Corporation
 10.2+      Amended and Restated Strategic Alliance Agreement effective June 30,
            2000 between Perot Systems Corporation and TenFold Corporation
 11*        Computation of Shares used in Computing Basic and Diluted Net Income
            Per Share
 27         Financial Data Schedule


  * Incorporated by reference to "Notes to Consolidated Financial Statements" herein
  +   Confidential treatment requested as to certain portions of this agreement

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TenFold Corporation


                                          By:  /s/ Robert P. Hughes
                                              --------------------------
                                               Robert P. Hughes
                                               Senior Vice President and
                                               Chief Financial Officer


     Date:  August 14, 2000