Form 10-Q
period 2000-09-30
TENFOLD CORP /UT
filed 2000-11-14
CIK 1051118

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

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

                                 Yes [X]  No [ ]

     As of September 30, 2000, there were 35,712,204 shares of the registrant's Common Stock outstanding.

                                      INDEX
                                      -----


                                                                                                 Page
                                                                                                 ----

PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets at September 30, 2000 and December 31, 1999...............3

              Consolidated Statements of Operations for the three and nine months ended
              September 30, 2000 and September 30, 1999.............................................4

              Consolidated Statements of Cash Flows for the nine months ended
              September 30, 2000 and September 30, 1999.............................................5

              Notes to Consolidated Financial Statements............................................6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations........................................................................20

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................40

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings....................................................................41

     Item 2.  Changes in Securities and Use of Proceeds............................................43

     Item 4.  Submission of Matters to a Vote of Security Holders..................................44

     Item 6.  Exhibits and Reports on Form 8-K.....................................................44

SIGNATURES   ......................................................................................45

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                               TENFOLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                             September 30,    December 31,
                                                                             -------------    ------------
                                                                                  2000            1999
                                                                             -------------    ------------
                                           Assets
Current assets:
   Cash and cash equivalents................................................ $      25,269    $    58,247
   Accounts receivable (net of allowances for doubtful accounts
            of $2,950 and $725, respectively)...............................        12,515         10,713
   Unbilled accounts receivable (net of allowance for doubtful accounts
            of $4,550 and $0, respectively) ................................         6,236          4,377
   Prepaid expenses and other assets........................................         1,514            889
   Deferred income taxes....................................................             -          2,650
   Other assets.............................................................           881          1,080
                                                                              ------------    -----------
         Total current assets...............................................        46,415         77,956

   Restricted cash..........................................................         2,951            111
   Property and equipment, net..............................................        22,377          9,810
   Due from stockholders....................................................         1,000          1,000
   Deferred income taxes....................................................           737              -
   Other assets.............................................................           764            216
   Goodwill and acquired intangibles, net...................................        20,088         23,539
                                                                              ------------    -----------
         Total assets.......................................................  $     94,332    $   112,632
                                                                              ============    ===========

                      Liabilities and Stockholder's Equity
Current liabilities:
   Accounts payable.........................................................  $      4,921    $     2,903
   Income taxes payable.....................................................           553          1,142
   Accrued liabilities......................................................        14,309         16,836
   Deferred revenue.........................................................        15,555          9,066
   Current installments of obligations under capital leases.................         3,104            926
   Current installments of notes payable....................................         3,018          1,701
   Promissory note..........................................................             -         12,000
   Other current liabilities................................................           113              -
                                                                              ------------    -----------
         Total current liabilities..........................................        41,573         44,574
                                                                              ------------    -----------

Long-term liabilities:
   Deferred income taxes....................................................             -          2,754
   Obligations under capital leases, excluding current installments.........         3,849          1,175
   Notes payable, excluding current installments............................         5,446          2,289
   Other long-term liabilities..............................................         1,602              -
                                                                              ------------    -----------
         Total long-term liabilities........................................        10,897          6,218
                                                                              ------------    -----------

Contingencies (Note 9)

Minority interest..........................................................              -              -
                                                                              ------------    -----------

Stockholders' equity:
   Common stock, $0.001 par value:
   Authorized: 120,000,000 shares
       Issued and outstanding shares: 35,712,204 shares at September 30,
       2000 and 34,806,602 shares at December 31, 1999......................            36             35
   Additional paid-in capital...............................................        66,929         62,672
   Notes receivable from stockholders.......................................        (2,092)        (1,155)
   Deferred compensation....................................................        (3,200)        (5,611)
   Retained earnings and accumulated (deficit)..............................       (19,629)         5,872
   Accumulated other comprehensive income (loss)............................          (182)            27
                                                                              ------------    -----------
         Total stockholders' equity.........................................        41,862         61,840
                                                                              ------------    -----------
         Total liabilities and stockholders' equity.........................  $     94,332    $   112,632
                                                                              ============    ===========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                               TENFOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                          --------------------------   ----------------------------
                                                              2000          1999            2000           1999
                                                          ------------  ------------   -------------  -------------
Revenues:
   License..............................................  $      4,038  $     10,261   $      16,306   $     23,428
   Services.............................................        14,849        13,209          60,621         35,106
                                                          ------------  ------------   -------------   ------------
         Total revenues.................................        18,887        23,470          76,927         58,534
                                                          ------------  ------------   -------------   ------------

Operating expenses:
   Cost of revenues (exclusive of non-cash compensation
      of $102, $150, $346, and $442, respectively)......        18,053         7,365          46,073         19,950
   Sales and marketing (exclusive of non-cash
     compensation of $64, $102, $221, and $283,
     respectively)......................................         5,634         6,386          18,931         16,965
   Research and development (exclusive of non-cash
      Compensation of $80, $94, $281, and $259,                  6,504         4,404          19,261         11,851
      respectively).....................................
   General and administrative (exclusive of non-cash
      Compensation of $29, $30, $94, and $81,                    8,329         1,217          16,329          2,902
      respectively).....................................
   Amortization of deferred compensation................           275           376             942          1,065
   Amortization of goodwill and acquired intangibles....         1,150             -           3,452              -
                                                          ------------  ------------   -------------   ------------
         Total operating expenses.......................        39,945        19,748         104,988         52,733
                                                          ------------  ------------   -------------   ------------
Income (loss) from operations...........................       (21,058)        3,722         (28,061)         5,801
                                                          ------------  ------------   -------------   ------------
Other income (expense):
   Interest and other income............................           662           416           2,503            824
   Interest expense.....................................          (220)          (92)           (848)          (250)
                                                          ------------  ------------   -------------   ------------
         Total other income.............................           442           324           1,655            574
                                                          ------------  ------------   -------------   ------------
Income (loss) before income taxes and minority interest.       (20,616)        4,046         (26,406)         6,375

Provision (benefit) for income taxes ...................           543         1,558            (905)         2,454
                                                          ------------  ------------   -------------   ------------
Net income (loss) before minority interest..............       (21,159)        2,488         (25,501)         3,921

Minority interest.......................................             -             -               -              -
                                                          ------------  ------------   -------------   ------------

Net income (loss).......................................  $    (21,159) $      2,488   $     (25,501)  $      3,921
                                                          ============  ============   =============   ============


Accretion of Series A and B preferred stock.............             -             -               -           (391)
                                                          -------------  -----------   -------------   ------------
Net income (loss) available to common stockholders......  $    (21,159)  $     2,488   $     (25,501)  $      3,530
                                                          =============  ===========   =============   ============

Basic earnings (loss) per common share..................  $      (0.61)  $      0.08   $       (0.74)  $       0.14
                                                          =============  ===========   =============   ============
Diluted earnings (loss) per common share................  $      (0.61)  $      0.07   $       (0.74)  $       0.12
                                                          =============  ===========   =============   ============
Weighted average common and common equivalent shares
   used to calculate earnings (loss) per share:
   Basic................................................        34,731        33,140          34,387         25,110
                                                          =============  ===========   =============   ============
   Diluted..............................................        34,731        37,484          34,387         29,266
                                                          =============  ===========   =============   ============


The accompanying notes to consolidated financial statements are an integral part of these statements

                               TENFOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                ------------------------
                                                                                   2000          1999
                                                                                ----------   -----------
Cash flows from operating activities:
   Net income (loss)..........................................................  $ (25,501)   $    3,921
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Tax benefit from exercise of stock options...............................          -         2,023
     Deferred income tax benefit..............................................       (841)            -
     Amortization of goodwill and acquired intangibles........................      3,451             -
     Depreciation and amortization............................................      3,806         1,895
     Allowances for doubtful accounts.........................................      7,314             -
     Amortization of deferred compensation....................................        942         1,065
    Changes in operating assets and liabilities:
       Accounts receivable....................................................     (4,559)       (5,329)
       Unbilled accounts receivable...........................................     (6,416)       (3,412)
       Prepaid expenses and other assets......................................       (833)       (1,153)
       Accounts payable.......................................................      2,018            23
       Income taxes payable...................................................       (589)       (2,269)
       Accrued liabilities....................................................     (2,477)        6,854
       Deferred revenues......................................................      6,489         1,046
       Other liabilities......................................................      1,715             -
                                                                                ----------   -----------
              Net cash (used in) provided by operating activities.............    (15,481)        4,664
                                                                                ----------   -----------

Cash flows from investing activities:
      Additions to property and equipment.....................................    (10,513)       (3,364)
      Short-term investments..................................................          -        (6,130)
      Restricted cash ........................................................     (2,840)      (10,000)
      Net decrease (increase) in other assets ................................       (168)            -
                                                                                ----------   -----------
              Net cash used in investing activities...........................    (13,521)      (19,494)
                                                                                ----------   -----------

Cash flows from financing activities:
      Proceeds from employee stock purchase plan stock issuance...............      3,284             -
      Proceeds from issuance of common stock..................................          -        38,385
      Exercise of common stock options........................................      1,483           807
      Proceeds from issuance of notes payable.................................      6,047         1,910
      Principal payments on notes payable.....................................    (13,573)         (720)
      Notes receivable from stockholders......................................          -        (1,827)
      Principal payments on obligations under capital leases..................     (1,008)         (454)
                                                                                ----------   -----------
         Net cash (used in) provided by financing activities..................     (3,767)       38,101
                                                                                ----------   -----------

Effect of exchange rate changes...............................................       (209)           74
                                                                                ----------   -----------

Net (decrease) increase in cash and cash equivalents..........................    (32,978)       23,345
Cash and cash equivalents at beginning of period..............................     58,247        15,373
                                                                                ----------   -----------
Cash and cash equivalents at end of period....................................   $ 25,269    $   38,718
                                                                                ==========   ===========

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                                  $    509    $      673
     Cash paid for interest                                                      $  1,021    $      274


The accompanying notes to consolidated financial statements are an integral part of these statements

                              TENFOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited Consolidated Financial Statements included herein have been prepared by TenFold Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for any future period or for the year ended December 31, 2000.

     This report should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 1999 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     The Company believes that its current cash and cash equivalent balances, anticipated cash flows from operations, and anticipated future sources of financing will be sufficient to meet its capital requirements through the end of 2000. The Company is in the process of negotiating transactions which, if completed, will provide it with cash necessary to fund operations through the end of 2000 and, depending on the size of the transactions, through 2001. However, there can be no assurance that the Company will be successful in generating anticipated levels of cash from operations and from anticipated future financing transactions, and any failure to generate required cash could result in the Company's inability to continue operations during the fourth quarter of 2000. If additional funds are raised through the sale of equity or convertible debt securities, the percentage ownership of the Company's stockholders will be reduced, stockholders may experience additional dilution, and these securities may have rights, preferences or privileges senior to those of its current stockholders. In addition, in view of the Company's cash requirements, it may enter into transactions which involve the sale or licensing of assets which would otherwise have been used to generate revenues in future periods.

     The Company expects to restructure operations during the three months ended December 31, 2000, (See Note 15) which is intended to decrease the cash requirements necessary to fund future operations. These cost savings are anticipated to begin in the first quarter of 2001. The accompanying financial statements do not include any adjustments resulting from these matters.

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

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supersedes SOP 91-1, Software Revenue Recognition. Additionally, in 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. Effective January 1, 1998, the Company adopted the provisions of SOP 97-2 as modified by SOP 98-9.

     SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, enhancements, post-contract customer support ("PCS"), installation and training to be allocated to each element based on the relative fair values of the elements. The fair values of an element must be based on vendor specific objective evidence ("VSOE"). The Company establishes VSOE based on the price charged when the same element is sold separately. VSOE for services is based on standard rates for the individuals providing services. These rates are the same rates charged when the services are sold separately under time and materials contracts. The Company bases VSOE for training on standard rates charged for each particular training course. These rates are the rates charged when the training is sold separately for supplemental training courses. For PCS, VSOE is determined by reference to the renewal rate the Company charges the customer in future periods. In arrangements where VSOE exists for all but the delivered element, the fee is allocated to the delivered element (generally the software product) using the residual method described in SOP 98-9. The revenue allocated to software products is generally recognized upon delivery of the products unless services provided are considered essential to the functionality of the software.

     The Company recognizes license revenues from vertical application product sales and Universal Application development licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: the Company has signed a noncancellable license agreement with nonrefundable fees; the Company has shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the vertical application license or the Universal Application development licenses are sold separately or when a Universal Application development license is sold with an application development project. License fees recognized upon achieving these criteria, for the three and nine month periods ended September 30, 2000, were $1.0 million and $5.8 million, respectively. License fees recognized upon achieving these criteria, for the three and nine month periods ended September 30, 1999 were $7.0 million and $10.0 million respectively.

     For software arrangements that include a service element that is considered essential to the functionality of the software, the Company recognizes license fees related to the application, and the application development service fees, over time as the Company performs the services, using the percentage-of-completion method of accounting. The Company determines its proposed fixed price for a project using a formal estimation process that takes into account the project's timetable, complexity, technical environment, risks and other available alternatives. Members of the Company's senior management team approve each fixed price proposal. The Company makes quarterly adjustments to the estimates used in the percentage-of-completion method of accounting as work progresses under the contract and as the Company gains experience. Fixed price project revenues are split between license and service based upon the relative fair value of the various components. On a limited basis, the Company also provides application development and implementation services on a time and materials basis. The Company recognizes revenue on its time and material contracts as it performs the services.

     For certain projects, the Company limits revenue recognition in the period to the amount of costs it incurs in the current period, and postpones further recognition of profit until the Company can more precisely estimate its total project costs and its ability to complete the projects in a timely manner. The Company is currently applying this methodology to two projects with total project values of approximately $18.1 million. Revenue recognized from the two projects during the three months ended September 30, 2000 were $858,000. Revenues recognized from the two projects during the nine months ended September 30, 2000 were $8.9 million.

     The timing and amount of cash received from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue and unbilled accounts receivable in any given period. The Company records billings and cash received in excess of revenue earned as deferred revenue. The Company's deferred revenue balance at September 30, 2000 was $15.6 million. The Company expects to recognize most of this amount as revenue within the next twelve months. The Company's deferred revenue balance generally results from contractual commitments made by customers to pay amounts to the Company in advance of revenues earned. The Company's unbilled accounts receivable represents revenue that the Company has earned but which the Company has not yet billed. The Company bills customers for this revenue as payments become due under the terms of the customer's contract. The Company's net unbilled accounts receivable balance at September 30, 2000 was $6.2 million and the Company expects to bill and collect this amount within twelve months. The Company considers current information and events regarding its customers and their contracts and establishes allowances for doubtful accounts when it is probable that the Company will be unable to collect all amounts due under the terms of existing contracts.

     The Company's projects have, over time, grown in size thereby requiring larger development and implementation teams. The growth in team size has mainly been in employees with lower daily billing rates. As a result, the Company's average daily service billing rate for a team has decreased over time. Additionally, the Company determined that its standard billing rates for services were higher than some competitors' rates. The Company lowered these standard billing rates effective July 1, 2000. The Company expects to offset this decrease with higher license fees. Changes in these factors, team composition and lower standard billing rates, will result in a change in the allocation of contract revenues for contracts involving multiple elements signed after June 30, 2000. The Company expects that revenue from software arrangements that include a service element sold after June 30, 2000 will have lower service revenues as a percentage of total contract revenues and higher license revenues as a percentage of total contract revenues. The impact of these changes on the Company's overall revenues is anticipated to result in a gradual mix change between license and services revenues over time, with little or no impact on total revenue. The impact of this change was insignificant for the three months ended September 30, 2000.

3.   Income Taxes

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

     During the three months ended September 30, 2000, management established an additional valuation allowance of $15.4 million for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and projected net operating loss carryforwards. Of the $15.4 million valuation allowance, $6.8 million related to the expected benefit from the exercise of stock options in the first quarter of 2000 and has been recorded as a reduction of additional paid in capital in the equity section of the Consolidated Balance Sheet. The remaining $8.6 million is primarily related to the net operating loss incurred during the three months ended September 30, 2000.

     Net income tax expense for the three months ended September 30, 2000, is primarily attributed to foreign income tax expense. Net income tax benefit for the nine months ended September 30, 2000, is primarily attributed to expected federal and state tax refunds from net operating loss carrybacks and other reductions to the income tax payable accounts. The Company did not record a valuation allowance against $737,000 of deferred tax assets that it believes can be recovered through net operating loss carrybacks. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Management believes, based on a number of factors, including the size of the current operating losses, that the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized. Given the currently available, objective evidence, management is prohibited from using subjective evidence to assess the realizability of the net deferred tax assets.

4.   Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                 September 30,
                                                          ---------------------------   ----------------------------
                                                              2000           1999           2000           1999
                                                          -------------  ------------   -------------  -------------
Numerator:
      Numerator for basic earnings (loss) per share -
       net income (loss) available to common
       stockholders.....................................  $     (21,159)  $      2,488  $     (25,501) $       3,530
                                                          =============   ============  =============  =============
      Assumed dilution related to subsidiaries'
       earnings (loss) applicable to minority
       stockholders ....................................             66              -              -              -
                                                          -------------  -------------  -------------  -------------

      Numerator for diluted earnings (loss) per share...  $     (21,093) $       2,488  $     (25,501) $       3,530
                                                          =============  =============  =============  =============

Denominator:
      Denominator for basic earnings (loss) per share -
       weighted average shares..........................         34,731         33,140         34,387         25,110
                                                          =============  =============  =============  =============

      Employee stock options............................              -          4,344              -          4,156
                                                          -------------  -------------  -------------  -------------

      Denominator for diluted earnings (loss) per share.         34,731         37,484         34,387         29,266
                                                          =============  =============  =============  =============

Earnings (loss) per common share:
      Basic earnings (loss) per common share............  $       (0.61) $        0.08  $       (0.74) $        0.14
                                                          =============  =============  =============  =============
      Diluted earnings (loss) per common share..........  $       (0.61) $        0.07  $       (0.74) $        0.12
                                                          =============  =============  =============  =============


     Employee stock options of 10,915,186 and 9,818,479 outstanding during the three and nine months ended September 30, 2000, respectively, that could potentially dilute basic earnings (loss) per share in the future, were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the period.

     The computation of diluted earnings per common share for the nine months ended September 30, 1999 excludes the assumed conversion of 6,261,000 shares of Series A and B convertible preferred stock prior to its conversion to common stock on May 21, 1999, because the impact of the conversion, including the assumed elimination of the accretion on such preferred stock, would be anti-dilutive. Warrants to purchase 590,800 shares of common stock in a wholly-owned subsidiary outstanding during the three and nine months ended September 30, 1999 that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. Employee stock options to purchase 191,600 and 453,800 shares of the Company's common stock outstanding during the three and nine months ended September 30, 1999, respectively, that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

5.   Cash Equivalents

     Cash equivalents include all highly liquid investments purchased with remaining maturities of three or fewer months. Cash equivalents are recorded at cost, which approximates fair value, and consist primarily of investments in money market mutual funds, commercial paper, auction rate money market preferred stock investments, and taxable and non-taxable municipal bonds and notes.

6.   Restricted Cash

     Restricted cash relates to $2.5 million held in escrow to secure a lease on office space in South Jordan, Utah; $111,000 held in the Company's accounts to secure a lease on office space in Boston, Massachusetts; and $340,000 held in the Company's accounts to secure letters of credit used to secure leases on office space in Atlanta, Georgia and Dallas, Texas.

7.   Comprehensive Income (Loss)

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income for the three and nine months ended September 30, 2000 and 1999, ignoring the insignificant impact of taxes on our foreign currency translation, is as follows:


                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,                 September 30,
                                                          ---------------------------   -------------------------
                                                              2000           1999           2000          1999
                                                          -------------  ------------   ------------   ----------
Net income (loss).......................................  $     (21,159) $      2,488   $    (25,501)  $    3,921

Foreign currency translation............................             67            94           (209)          74
                                                          -------------  ------------   ------------   ----------

Comprehensive income (loss).............................  $     (21,092) $      2,582   $    (25,710)  $    3,995
                                                          =============  ============   ============   ==========

8.   Commitments

     We have commitments under long-term operating leases, principally for office space and computer equipment. Our future minimum lease payments under non-cancelable operating lease obligations, in excess of one year, at September 30, 2000 are as follows:


           Year                                             Amount
           ----                                             ------
           Q4 2000                                         $2,328,232
           2001                                             9,701,265
           2002                                            11,571,354
           2003                                            10,210,414
           2004                                            10,181,263
           Thereafter                                      48,748,507
                                                          -----------
           Total minimum lease commitments                $92,741,035
                                                          ===========

     The future minimum lease payments noted above include amounts related to a 10-year lease for approximately 170,000 square feet of office space in South Jordan, Utah. This lease is part of a development project. The lease, without any modification to the development project, will commence upon completion of construction and the Company's subsequent occupancy of the office space, which is estimated to occur in late 2001 or early 2002. It is expected that this lease will be an operating lease. The Company is in the process of negotiating with the developer of the project to reduce its commitments under this lease obligation. These negotiations are in their early stages and their likely outcome is currently unknown.

     In addition to the above-noted operating leases, the Company also recorded capital lease obligations totaling $5.9 million during the nine months ended September 30, 2000.

9.   Legal Proceedings and Contingencies

     Customer Matters

     On September 17, 1999, Ohio Farmers Insurance Company doing business as Westfield Companies ("Westfield"), filed a complaint in the United States District Court for the District of Ohio seeking $5.8 million from the Company. The complaint alleges that the Company failed to deliver on contractual commitments under a license agreement with Westfield and includes specific claims of anticipatory breach of contract, breach of express warranty, and negligent misrepresentation. The $5.8 million being sought from the Company by Westfield was paid to the Company by Westfield in the first half of 1999 and was recognized as revenue by the Company during this period. On November 4, 1999, the Company filed an Answer and Counterclaim denying these allegations and seeking recovery of $3.9 million that Westfield owes the Company under the license agreement together with claims for additional damages. The case is currently in the discovery stage. On November 3, 2000, the Company filed a motion for partial summary judgement seeking dismissal of Westfield's breach of contract claim. Based on the information currently available, the Company believes that it has valid defenses against Westfield's claims, and the Company intends to vigorously defend the case. The Company also intends to vigorously enforce its rights under the license agreement, including recovery of the $3.9 million due and owing under the agreement.

     The Company's outside legal counsel has commenced investigation of the facts pertinent to the claims and counterclaims. Based on their analysis and current assumptions, the Company's outside legal counsel has advised the Company that there is a reasonable likelihood that the Company will successfully prosecute the Company's claims and defenses. The Company's outside legal counsel has advised the Company that, pending further investigation and discovery, the prospect that the Company will incur a loss regarding monies already collected is remote, and that it is too early in the litigation process to determine the probability of a recovery or loss with respect to the remaining $3.9 million due under the agreement. The $3.9 million due and owing under the agreement is included in accounts receivable in the Consolidated Balance Sheet at September 30, 2000. Due to the high degree of uncertainty associated with litigation, it is possible that the Company will incur a loss with respect to the $3.9 million currently due from Westfield. Such loss could range from zero to $3.9 million. However, at the current time, the amount of any loss cannot be reasonably estimated. An unfavorable outcome of this matter may have a material adverse impact on the Company's results of operations, financial position, or liquidity.

     On June 14, 2000, Nielsen Media Research, Inc. ("Nielsen"), filed a complaint in the Circuit Court of Cook County, Illinois seeking $4.5 million, plus out of pocket expenses paid by Nielsen to the Company. The complaint alleges that the Company failed to deliver on contractual commitments under a license and services agreement with Nielsen and includes specific claims of breach of contract and violation of the Illinois Consumer Fraud and Deceptive Practices Act. The amount being sought from the Company by Nielsen is for fees paid to the Company by Nielsen from the fourth quarter of 1997 through the first quarter of 2000 and recognized as revenue by the Company during this period. In addition, the Company has an unbilled accounts receivable, recorded under the terms of the contract, totaling approximately $1.2 million, which is included in unbilled accounts receivable in the Consolidated Balance Sheet at September 30, 2000. On August 30, 2000, the Company filed an Answer and Counterclaim denying Nielsen's claims and seeking recovery of at least $1.7 million that Nielsen owes the Company under the license agreement, plus the Company's attorney fees and costs. For the three months ended September 30, 2000, the Company recognized no revenue from the Nielsen contract and recognized $877,000 from Nielsen during the same period in 1999. For the nine months ended September 30, 2000 and 1999, the Company recognized revenues of $298,000 and $2.0 million, respectively, from Nielsen.

     The case is in its preliminary stages and based on the information currently available, the Company believes that it has valid defenses against Nielsen's claims and the Company intends to vigorously defend against Nielsen's claims and enforce its rights under the agreement. On August 3, 2000, the Company filed a motion to dismiss Nielsen's claim under the Illinois Consumer Fraud and Deceptive Practices Act on the grounds that Nielsen had failed to state a claim under the Act. On October 19, 2000, the court granted the Company's motion to dismiss; however, the court gave Nielsen leave to attempt to replead a claim under such Act. The Company's legal counsel has commenced investigation of the facts pertinent to the claims. Because the case is still in its preliminary stages, the Company's legal counsel is not able to provide an opinion on the likely or probable outcome of the case. An unfavorable outcome of this matter may have a material adverse impact on the Company's results of operations, financial position, or liquidity.

     In the Company's 10-Q for the six months ended June 30, 2000, the Company disclosed four potentially material customer disputes related to insurance application projects. Three of the four potential customer disputes (Trumbull, Unitrin, and Utica) have developed into actual customer disputes.

     On August 18, 2000, Trumbull Services, L.L.C. ("Trumbull"), filed a demand for arbitration with the American Arbitration Association seeking a refund of at least $2.8 million paid by Trumbull to the Company. The arbitration will be conducted in Salt Lake City, Utah. The demand alleges that the Company failed to deliver on contractual commitments under the Master Software License and Service Agreement, (the "Trumbull Agreement"), as amended. The amount that Trumbull is claiming is a refund of fees paid to the Company from the second quarter of 1999 through the second quarter of 2000. The Company recognized $2.7 million of these fees as revenue during this period. The Company has accounts receivable, recorded under the Trumbull Agreement, totaling approximately $2.0 million, which is included in accounts receivable in the Consolidated Balance Sheet at September 30, 2000. During the three months ended September 30, 2000 the Company recognized no revenues from the Trumbull agreement and recognized $1.6 million in revenues from Trumbull during the same period in 1999. During the nine months ended

September 30, 2000 and 1999, the Company recognized revenues of $972,000 and $1.7 million, respectively, from the Trumbull Agreement.

     On September 13, 2000, the Company filed an Answer and Counterclaim denying Trumbull's allegations and seeking recovery of more than $2.0 million in fees that Trumbull owes the Company under the Trumbull Agreement. The arbitration is in its preliminary stages and based on the information currently available, the Company believes that it has valid defenses against Trumbull's claim and the Company intends to vigorously defend the matter and enforce its rights under the Trumbull Agreement, including recovery of the fees owed the Company by Trumbull pursuant to the Trumbull Agreement. The Company's legal counsel has commenced investigation of the facts pertinent to the claim. Because the demand has recently been filed, the Company's legal counsel is not able to provide an opinion on the likely or probable outcome of the arbitration, including affirmative claims and defenses that the Company may assert. An unfavorable outcome of this matter may have a material adverse impact on the Company's results of operations, financial position, or liquidity.

     On October 4, 2000, Unitrin Services Company, Inc. ("Unitrin"), sent the Company a notice of dispute letter requesting non-binding mediation. Unitrin is seeking a refund of fees paid by Unitrin to the Company for the PowerPAC application. Unitrin is seeking a refund of approximately $13.3 million. While no complaint has been filed, Unitrin is apparently contending that the Company has materially breached the PowerPAC contract. The amount Unitrin is seeking from the Company is for fees paid to the Company by Unitrin from the fourth quarter of 1997 through the third quarter of 2000 and recognized as revenue by the Company during this period. In addition, the Company has an unbilled accounts receivable, recorded under the terms of the contract, totaling approximately $2.8 million, which is included in unbilled accounts receivable in the Consolidated Balance Sheet at September 30, 2000. During the three months ended September 30, 2000, the Company recognized no revenue from the Unitrin contract but recognized $1.5 million in revenue during the same period in 1999. During the nine months ended September 30, 2000 and 1999, the Company recognized revenues of $2.2 million and $4.4 million, respectively, from Unitrin.

     The matter is in its preliminary stages and based on the information currently available, the Company believes that it has valid defenses against Unitrin's apparent claims and the Company intends to vigorously defend against the matter and enforce its rights under the contract. The Company's legal counsel has commenced investigation of the facts pertinent to the claim. Because the notice of dispute letter has recently been received by the Company, the Company's legal counsel is not able to provide an opinion on the likely or probable outcome of the matter, including affirmative claims and defenses that the Company may assert. An unfavorable outcome of this matter may have a material adverse impact on the Company's results of operations, financial position, or liquidity.

     On November 9, 2000, Utica Mutual Insurance Company ("Utica"), notified the Company of its intent to terminate the Software License and Services Agreement ("Utica Agreement") dated November 2, 1998. Although no formal complaint has been filed, Utica is contending the Company has not performed under the Utica Agreement, and Utica is asserting their rights of a guaranteed refund of all fees paid to the Company under the Utica Agreement, including liquidated damages of $2.8 million. Of the fees paid by Utica, $1.7 million has not been recognized as revenue and is included in accrued liabilities as of September 30, 2000. The total revenues recognized by the Company from November 2, 1998 through September 30, 2000, were $7.6 million. Of this amount, $3.9 million is not subject to the rights of guarantee. The Company recognized revenues of a negative $(245,000) and $1.3 million during the three months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000 and 1999, the Company recognized revenues of a negative $(1.8) million and $4.6 million, respectively, from Utica. The negative revenues for the three and nine months ended September 30, 2000 resulted from the Company's recognition of $2.7 million of penalties as stipulated in the Utica Agreement and adjustments made during the Company's quarterly reviews of its estimated percentage-of-completion.

     Because the matter is in the preliminary stages, the Company has not had sufficient time to evaluate its defenses. However, the Company will vigorously assert its rights under the Utica Agreement and defend itself against Utica's claims, including the payment of all outstanding fees due the Company under the Utica Agreement. An unfavorable outcome of this matter may have a material adverse impact on the Company's results of operations, financial position, or liquidity.

     With regard to the fourth potential dispute, the customer has accepted the delivered project and has paid the Company for all work performed under its terminated contract. Although the customer has not contacted the Company since their last payment in August 2000, this customer has indicated that it may consider other actions in connection with their termination.

     The total contract value of this potentially material customer dispute is approximately $10.6 million, of which $10.0 million has been received by the Company to date. Revenues recognized on this project for the three months ended September 30, 2000 and 1999 total $0 and $134,000, respectively. Revenues recognized on this project for the nine months ended September 30, 2000 and 1999 total $403,000 and $1.9 million, respectively.

     On November 2, 2000, the Company received notice of intent to terminate the Master Software Licenses and Service Agreement (the "SCEM Agreement") between the Company and Southern Company Energy Marketing L.P. ("SCEM") due to an alleged material nonperformance by the Company. Although no formal complaint has been filed, SCEM is requesting a return of all fees paid to the Company from the second quarter of 1999 through the third quarter of 2000, as well as damages on contract and tort claims. Total revenue recognized by the Company during this period was $11.5 million. The Consolidated Balance Sheet as of September 30, 2000, includes $846,000 in accounts receivable and $449,000 in unbilled accounts receivable under the terms of the agreement. For the three months ended September 30, 2000, the Company recognized no revenue from the SCEM Agreement and recognized $2.0 million from SCEM during the same period in 1999. During the nine months ended September 30, 2000 and 1999, the Company recognized revenues of $4.5 million and $5.5 million, respectively, from SCEM.

     The Company denies that it has materially breached the SCEM Agreement and is continuing to perform under the SCEM Agreement. Should SCEM persist in its attempt to terminate the SCEM Agreement, the Company will vigorously assert its rights under the SCEM Agreement and defend itself against SCEM's claims, including payment of the amounts in billed and unbilled accounts receivable that SCEM owes the Company and the remaining amounts due under the SCEM Agreement totaling at least $6.6 million. An unfavorable outcome of this matter may have a material adverse impact on the Company's results of operations, financial position, or liquidity.

     As a result of the above noted legal proceedings and contingencies, the Company has provided an allowance for doubtful accounts related to billed accounts receivable of $2.2 million and approximately $4.4 million related to unbilled accounts receivable at September 30, 2000. The total $6.6 million allowance was included in general and administrative expenses recorded for the nine months ended September 30, 2000, of which $3.2 million was expensed during the three months ended September 30, 2000.

     The Company maintains errors or omissions and umbrella liability insurance policies to protect itself in the event of claims for damages related to the performance of or failure to perform computer related services. The Company believes that this insurance covers the types of alleged damages (but not unpaid or unbilled accounts receivable) that may be claimed in the legal cases and customer disputes noted above, as well as covering the costs of legal defense, subject to the policies' total limit of $50.0 million and deductible of $100,000 per occurrence, and the insurance carrier's standard reservation of rights under which the carrier defers its final determination of the amount of claims that it will cover until final disposition of a case. Although the total maximum potential liability for these disputes exceeds the policies' total limit, management believes that it is unlikely that the Company's losses will exceed the policies' limits. Accordingly, aside from specific reserves against billed and unbilled accounts receivable related to these disputed amounts, no additional reserves have been established for any possible losses that may be incurred. An unfavorable outcome or claim not covered by an insurance policy, on one or more of these matters may have a material adverse impact on the Company's results of operations, financial position, or liquidity.

     Stockholder Matters

     Since August 12, 2000, six complaints have been filed in the United States District Court of Utah alleging that the Company and certain officers have violated federal securities laws. All six complaints are virtually identical and allege that 1) the Company improperly recognized revenues on some of its projects;

2) the Company failed to maintain sufficient accounting reserves to cover the risk of contract disputes or cancellations; 3) the Company issued falsely optimistic statements that did not disclose these accounting issues; and 4) Company insiders sold stock in early calendar year 2000 while knowing about these issues.

     On October 30, 2000, the Company's motion to consolidate the six complaints into one class action complaint was granted. Management and outside counsel believe that the named defendants have highly meritorious defenses to the allegations made in these lawsuits. The matter is in its preliminary stages and the Company has retained outside counsel that has begun investigating the facts concerning the claims. Because the matter is in its preliminary stages, the Company's outside legal counsel is not able to provide an opinion on the probable outcome of the claim and therefore, no provision for loss has been recorded in the Company's Consolidated Financial Statements. Although the Company carries directors and officers liability insurance that the Company believes is sufficient for such class action claims, the Company intends to vigorously defend itself and denies any wrongdoing. An unfavorable outcome of this matter may have a material adverse impact on the Company's results of operations, financial position, or liquidity.

10.  Operating Segments

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

     In the fourth quarter of 1999, the Company implemented a vertical business strategy. This vertical business strategy involves segmenting the Company's business along industry lines, through the creation of separate subsidiaries, and having these subsidiaries evolve into separate operating companies. The Company is still in the process of establishing intercompany agreements among the Company and these subsidiaries and among the subsidiaries themselves. Currently, the CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by Vertical Business Group for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company operates in a single operating segment, which is applications products and services. Once the Company finalizes intercompany agreements and these subsidiaries begin to prepare meaningful, comparable information for purposes of making operating decisions and assessing financial performance, the Company will provide expanded segment information in accordance with SFAS No. 131.

     Revenues from operations outside of North America were approximately 22 percent of total revenues for the three months ended September 30, 2000 as compared to 10 percent of total revenues for the same period in the prior year, while revenues from operations outside of North America were approximately 14 percent of total revenues for the nine months ended September 30, 2000 as compared to 9 percent of total revenues for the same period in the prior year. The Company's long-lived assets continue to be deployed predominantly in the United States.

     Two customers accounted for 19 percent and 12 percent of the Company's total revenues for the three months ended September 30, 2000, compared to two customers accounting for 35 percent and 10 percent of the Company's total revenues for the same period in 1999. No other single customer accounted for more than 10 percent of the Company's total revenues for the three months ended September 30, 2000 or the same period in 1999. Three customers accounted for 15 percent, 13 percent, and 10 percent of the Company's total revenues for the nine months ended September 30, 2000, compared to three customers accounting for 15 percent, 14 percent, and 10 percent of the Company's total revenues for the same period in 1999. No other single customer accounted for more than 10 percent of the Company's total revenues for the nine months ended September 30, 2000 or the same period in 1999.

     During the three months ended September 30, 2000, the Company's investment management subsidiary changed its name from TenFold Investment Management, Inc. to Argenesis Corporation.

     Revenue from our Vertical Business Groups is as follows (in thousands):

                                                             Three Months Ended        Nine Months Ended
                                                               September 30,             September 30,
                                                           ----------------------   -----------------------
                                                              2000        1999         2000         1999
                                                           ----------  ----------   ----------   ----------

Argenesis: (formerly Investment Management)
   License ............................................... $    2,229  $       17   $    8,715   $    1,024
   Services ..............................................      2,697         467        6,931        2,997
                                                           ----------  ----------   ----------   ----------
                                                           $    4,926  $      484   $   15,646   $    4,021
                                                           ==========  ==========   ==========   ==========

Banking:
   License ............................................... $        -  $      699   $       61   $    1,517
   Services ..............................................      2,211       1,653        7,316        3,630
                                                           ----------  ----------   ----------   ----------
                                                           $    2,211  $    2,352   $    7,377   $    5,147
                                                           ==========  ==========   ==========   ==========

Communications:
   License ............................................... $      500  $        -   $    1,262   $        8
   Services ..............................................      3,960          20        9,412           49
                                                           ----------  ----------   ----------   ----------
                                                           $    4,460  $       20   $   10,674   $       57
                                                           ==========  ==========   ==========   ==========

e-Business and Other
   License ............................................... $      209  $      510   $    1,976   $    1,020
   Services ..............................................      1,259       2,005        3,417        3,762
                                                           ----------  ----------   ----------   ----------
                                                           $    1,468  $    2,515   $    5,393   $    4,782
                                                           ==========  ==========   ==========   ==========

Energy:
   License ............................................... $      888  $      343   $    2,418   $    3,456
   Services ..............................................      1,990       1,642       10,747        2,200
                                                           ----------  ----------   ----------   ----------
                                                           $    2,878  $    1,985   $   13,165   $    5,656
                                                           ==========  ==========   ==========   ==========

Healthcare:
   License ............................................... $      246  $      428   $    1,499   $      765
   Services ..............................................        870       1,622        3,434        3,079
                                                           ----------  ----------   ----------   ----------
                                                           $    1,116  $    2,050   $    4,933   $    3,844
                                                           ==========  ==========   ==========   ==========

Insurance:
   License ............................................... $      (34) $    8,264          375   $   15,638
   Services ..............................................      1,862       5,800       19,364       19,389
                                                           ----------  ----------   ----------   ----------
                                                           $    1,828  $   14,064   $   19,739   $   35,027
                                                           ==========  ==========   ==========   ==========

Total:
   License ............................................... $    4,038  $   10,261   $   16,306   $   23,428
   Services ..............................................     14,849      13,209       60,621       35,106
                                                           ----------  ----------   ----------   ----------
                                                           $   18,887  $   23,470   $   76,927   $   58,534
                                                           ==========  ==========   ==========   ==========

11.  Acquisition

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

     Pursuant to the Agreement, the Company acquired from BarCal all of the issued and outstanding capital stock of LongView for $22.0 million, comprised of $10.0 million in cash and a $12.0 million note from the Company to BarCal. The promissory note was due and payable in installments of $3.0 million on April 15, 2000 and $9.0 million on July 15, 2000 and bore interest at 6.5 percent. Both installment payments were made in accordance with the Agreement. No additional amounts remain outstanding on the $12.0 million.

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

     At the acquisition date, LongView was in the process of conducting research and development on two products, 1) LongView 2000 and 2) TradeXpress. In connection with the acquisition, the Company recorded a write-off of $2.0 million for acquired in-process research and development related to these two products in the fourth quarter of 1999. The estimated costs to complete these acquired in-process research and development products as of the date of acquisition were $1.2 million. Management believed that the assumptions used in the LongView in-process research and development analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected revenues, development costs or profitability, or the events associated with such products, will transpire as estimated.

     LongView 2000 is a trade order management software system for buy-side financial institutions. The production version of this software was completed and released during the first quarter of 2000. The Company has invested approximately $1.3 million in research and development costs to date. Future costs related to this product include only standard upgrades and maintenance expense. Through September 30, 2000, $1.8 million in revenues have been recognized from LongView 2000.

     TradeXpress is an e-business, large-scale trade order management software solution for internet-based deployment. The primary risks and uncertainties associated with this project at September 30, 2000 related to the dependency on new features being added to the Universal Application, such as support for hierarchical transactions and drag-and-drop technology. Remaining development activities include application testing and various product enhancements. This product is expected to be completed and released sometime during the fourth quarter of 2000. To date, the Company has invested approximately $1.1 million in research and development costs in TradeXpress.

     Expenses either incurred or anticipated which are associated with the development and integration of the in-process research and development projects are higher than previous estimates by $1.6 million. Additionally, other cash outflows from maintenance and general and administrative activities are expected to increase by $1.5 million. Management believes that projected revenues from these projects will be higher than previous estimates by $7.0 million and that revised estimates of net cash flows related to these projects are not materially different than the original net cash flows used to calculate the in-process research and development write-off.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and LongView for the three and nine months ended September 30, 1999 as if the acquisition had occurred at the beginning of calendar 1999, after giving effect to certain adjustments, including, but not limited to, amortization of goodwill and other intangible assets, and decreased interest expense. The $2.0 million write-off for acquired in-process research and development has been excluded from the pro forma results as it is a non-recurring charge. All amounts are in thousands except per share data.

                                                            Three Months           Nine Months
                                                               Ended                  Ended
                                                         September 30, 1999     September 30, 1999
                                                         -------------------    ------------------
        Total revenues..............................     $            24,263    $           61,918
                                                         -------------------    ------------------
        Net income (loss)...........................                  (2,740)               (3,493)
                                                         -------------------    ------------------
        Earnings (loss) per share:
                 Basic..............................     $             (0.08)   $            (0.14)
                                                         ===================    ==================
                 Diluted............................     $             (0.08)   $            (0.14)
                                                         ===================    ==================

     The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. To date, no impairment charges have been recognized.

     Goodwill and other purchased intangibles represent the excess of the purchase price over the fair value of the assets acquired in connection with the acquisition of the LongView Group, Inc. on October 7, 1999. Goodwill and substantially all other purchased intangibles are being amortized on a straight-line basis over lives ranging from five to seven years. As of September 30, 2000 accumulated amortization of goodwill and other identifiable intangible assets was $4.5 million.

12.  Subsidiary Stock Plans

     During 1999, the Company formed six subsidiaries in each of which the Company holds 20,000,000 issued and outstanding shares of common stock. As of September 30, 2000, we had formed one horizontal subsidiary, TenFold Technology, Inc., from which we intend to license our Universal Application technology. As part of the restructuring occurring during the three months ended December 31, 2000, (see Note 15) the Company is considering the consolidation of certain of its subsidiaries. From an operating standpoint, these consolidations are anticipated to be finalized during the three months ended December 31, 2000.

     Each subsidiary formed during 1999, with approval of its respective Board of Directors, adopted its own stock plan during 1999. The terms of the plans are similar to the Company's 1999 Stock Plan. A total of 3,740,000 shares of common stock of each subsidiary has been reserved under the Stock Plans for each of the six subsidiaries. The Company accounts for the sale of common stock in the Company's subsidiaries as an equity transaction. Outstanding stock options under the various stock option plans as of September 30, 2000 range from 1.7 to 3.4 million common stock options.

     The stock underlying each subsidiary option grant is Class A common stock of the subsidiary. The Company currently holds 10,000,000 shares of Class A common stock in each subsidiary. Each subsidiary also has a Class B common stock which is similar to the Class A common stock, except that the Class B common stockholders as a class are entitled to elect 80 percent of the subsidiary's directors. The Company currently holds 100 percent of the Class B common stock authorized and issued by each of the subsidiaries, or 10,000,0000 shares. The Company has no current intent to dispose of its Class A and Class B ownership interests in any subsidiary.

     The subsidiary common stock is not convertible into Company stock. Employees can sell or transfer the subsidiary common stock, subject to applicable securities laws and the subsidiary's right of first refusal on any bona-fide offer to purchase such stock that the employee receives from a third-party. Exercise of the subsidiary's right of first refusal is at the subsidiary's choice. The right of first refusal terminates upon the public registration of the subsidiary's stock. Neither the Company nor any subsidiary is required to purchase these shares if the employee terminates employment.

     Each subsidiary's Board of Directors determines the fair market value for its stock at the date of option grant based upon its knowledge of the subsidiary's financial condition, prospects, success in the marketplace, counsel from their professional advisors such as outside counsel or independent appraisers, and other factors. These subsidiaries have from time to time, historically every six months, obtained formal valuations from independent appraisers. The valuations provided by these independent appraisers consider many factors, including for example, market valuations of similar vertical software companies and system integrators, the Company's market valuation, and the value of the subsidiary's discounted future cash flows.

     One employee exercised stock options for the purchase of 200,000 shares at a purchase price of $4.80 per share in the Company's insurance subsidiary during the three months ended March 31, 2000. The insurance subsidiary provides large-scale e-business applications for leading customers in the insurance industry. In connection with this option exercise, the Company loaned the employee $960,000, which is included in stockholders' equity in the Consolidated Balance Sheet under the caption Notes Receivable from Stockholders. This loan is full recourse, secured by the related shares, and bears interest at 6.56 percent per annum. As of September 30, 2000, the minority interest has been reduced to zero due to net operating losses incurred subsequent to the exercise of the stock options.

     No compensation expense has been provided for this option exercise as the exercise price was equivalent to the estimated fair market value of the insurance subsidiary stock at the date of grant. Prior to this transaction, the Company owned 100 percent of its insurance subsidiary. Subsequent to this transaction, the Company owns 99 percent of its insurance subsidiary. No other issuances of subsidiary stock occurred during the three and nine months ended September 30, 2000.

13.  Recent Accounting Pronouncements

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

     Since releasing SAB No. 101, numerous implementation questions and concerns have arisen in the financial reporting community. On June 26, 2000, the SEC staff announced that they were delaying the required implementation date for SAB No. 101. Accordingly, the Company is now required to adopt SAB No. 101 during the fourth quarter of 2000. The Company continues to evaluate the impact, if any, of SAB No. 101 and any possible, subsequent interpretations of SAB No. 101 on the Company's revenue recognition policies and procedures.

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

14.  Perot Systems Corporation Alliance

     In June 2000, the Company amended its strategic alliance and related agreements with Perot Systems Corporation, a systems integrator and shareholder of the Company. The Company also entered into a reseller agreement under which Perot Systems may sublicense the Company's current applications and technology products for five years. Perot Systems paid the Company for initial sublicense fees and related support for these products. The Company recognized these license fees upon shipment of these products to Perot during the three months ended June 30, 2000, and is recognizing the related support revenues ratably over the support period. After Perot Systems has sublicensed copies of these products with sublicense fees equal to the initial license payment, Perot Systems will pay the Company sublicense fees for additional copies at rates specified in the reseller agreement.

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

15.  Subsequent Events

     The Company expects to incur a restructuring charge during the three months ended December 31, 2000. This charge would be part of a plan to improve the Company's operating results by reducing headcount by approximately 200 regular employees, by closing duplicative Company facilities in Chicago, Dallas, and San Francisco, and by implementing other measures. This charge is part of a plan to streamline the Company's efforts to focus on a return to profitability and to better match expenses with revenues. The Company anticipates annual cost savings associated with these actions to be approximately $38.0 million, starting in the first quarter of 2001. The headcount reduction is not expected to inhibit the Company's ability to support and complete its current contractual obligations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as "expects," "intends," "anticipates," "should," "believes," "will," "plans," "estimates," "may," variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include: future cash needs; future customer revenue; limited operating history; ability to achieve cost reductions; recent customer complaints concerning our products and services, and the possibility of future additional complaints; attraction, training and retention of employees; variability of quarterly operating results; dependence on a small number of customers; customer's fulfillment of various responsibilities; fixed-time, fixed-price contracts; risks associated with the functionality and timing of new product releases; project delays; longer than expected sales cycles; ability to accurately estimate resources required for new and existing projects; changes in industry accounting guidance; competitive factors; uncertainty and volatility associated with Internet and e-Business-related activities; increasing dependency on large dollar licensing transactions; the mix of revenues derived from license sales as compared to services; a significant percentage of each quarter's sales are consummated in the last few days of the quarter making financial predictions especially difficult and raising substantial risk of variance in actual results; protection of intellectual property; successful development of vertical businesses; maintaining strategic partnerships; and risks associated with the integration of LongView into TenFold's operations. These are representative of factors which could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by TenFold Corporation with the Securities and Exchange Commission, including but not limited to, the most recent reports on Form 10-Q, 10-K, and S-1. Some of these factors are described below under the section entitled "Factors That May Affect Future Results and Market Price of Stock."


Overview

     TenFold is a leading provider of large-scale e-business applications for market-leading customers in banking, communications, energy, healthcare, insurance, investment management, and other industries. From 1993 through 1995, we engaged primarily in the development of our Universal Application technology and derived revenue primarily from technology development and consulting projects, generally on a time and materials basis. In 1996, we began using our Universal Application to develop large-scale, complex applications. In 1997, and in subsequent years, we derived the majority of our license and service revenues from fixed-price, fixed-time applications development projects. Starting in 1998, we also began reselling vertical applications products that we had previously developed for other customers.

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

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supersedes SOP 91-1, Software Revenue Recognition. Additionally, in 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2 with Respect to

Certain Transactions. Effective January 1, 1998, we adopted the provisions of SOP 97-2 as modified by SOP 98-9.

     SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, enhancements, post-contract customer support ("PCS"), installation and training to be allocated to each element based on the relative fair values of the elements. The fair values of an element must be based on vendor specific objective evidence ("VSOE"). We establish VSOE based on the price charged when the same element is sold separately. VSOE for services is based on standard rates for the individuals providing services. These rates are the same rates charged when the services are sold separately under time and materials contracts. We base VSOE for training on standard rates charged for each particular training course. These rates are the rates charged when the training is sold separately for supplemental training courses. For PCS, VSOE is determined by reference to the renewal rate that we charge the customer in future periods. In arrangements where VSOE exists for all but the delivered element, the fee is allocated to the delivered element (generally the software product) using the residual method described in SOP 98-9. The revenue allocated to software products is generally recognized upon delivery of the products unless services provided are considered essential to the functionality of the software.

     We recognize license revenues from vertical application product sales and Universal Application development licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: we have signed a noncancellable license agreement with nonrefundable fees; we have shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the vertical application license or the Universal Application development licenses are sold separately or when a Universal Application development license is sold with an application development project. License fees recognized upon achieving these criteria, for the three and nine month periods ended September 30, 2000, were $1.0 million and $5.8 million, respectively. License fees recognized upon achieving these criteria, for the three and nine month periods ended September 30, 1999 were $7.0 million and $10.0 million, respectively.

     For software arrangements that include a service element that is considered essential to the functionality of the software, we recognize license fees related to the application, and the application development service fees, over time as we perform the services, using the percentage-of-completion method of accounting. We determine our proposed fixed price for a project using a formal estimation process that takes into account the project's timetable, complexity, technical environment, risks and other available alternatives. Members of our senior management team approve each fixed price proposal. We make quarterly adjustments to the estimates used in the percentage-of-completion method of accounting as work progresses under the contract and as we gain experience. Fixed price project revenues are split between license and service based upon the relative fair value of the various components. On a limited basis, we also provide application development and implementation services on a time and materials basis. We recognize revenue on our time and material contracts as we perform the services.

     For certain projects, we limit revenue recognition in the period to the amount of costs incurred in the current period, and postpone further recognition of profit until we can more precisely estimate our total project costs and our ability to complete the projects in a timely manner. We are currently applying this methodology to two projects with total project values of approximately $18.1 million. Revenue recognized from the two projects during the three and nine month periods ended September 30, 2000 were $858,000 and $8.9 million, respectively.

     In mid-1998, we began offering the TenFold Guarantee, the industry's first money-back guarantee for large scale software applications. As a result, in some of our contracts we have guaranteed that we will complete our projects within a fixed-time period or we will refund the fees paid. This guarantee also requires the customer to fulfill various responsibilities within a specified time period, including reviewing and approving requirements, providing timely feedback, and providing adequate staffing, or the guarantee is voided. Accordingly, we treat this guarantee as a conditional guarantee. However, we no longer offer the TenFold Guarantee as a standard part of our contracts. We recognize revenue under contracts we guarantee using the percentage-of-completion method of accounting. If necessary, we make provisions for estimated refunds or losses on uncompleted contracts on a contract by contract basis and recognize the refunds or losses in the period in which the refunds or losses become probable and we can reasonably estimate them.

     The timing and amount of cash received from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue and unbilled accounts receivable in any given period. We record billings and cash received in excess of revenue earned as deferred revenue. Our deferred revenue balance at September 30, 2000 was $15.6 million. We expect to recognize most of this amount as revenue within the next twelve months. Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed. We bill customers for this revenue as payments become due under the terms of the customer's contract. Our net unbilled accounts receivable balance at September 30, 2000 was $6.2 million and we expect to bill and collect this amount within twelve months. We consider current information and events regarding our customers and their contracts and establish allowances for doubtful accounts when it is probable that we will be unable to collect all amounts due under the terms of existing contracts.

     Our projects have, over time, grown in size thereby requiring larger development and implementation teams. The growth in team size has mainly been in employees with lower daily billing rates. As a result, our average daily service billing rate for a team has decreased over time. Additionally, we determined that our standard billing rates for services were higher than some competitors' rates. We lowered these standard billing rates effective July 1, 2000. We expect to offset this decrease with higher license fees. Changes in these factors, team composition and lower standard billing rates, will result in a change in the allocation of contract revenues for contracts involving multiple elements signed after June 30, 2000. We expect that revenue from software arrangements that include a service element sold after June 30, 2000 will have lower service revenues as a percentage of total contract revenues and higher license revenues as a percentage of total contract revenues. The impact of these changes on our overall revenues is anticipated to result in a gradual mix change between license and services revenues over time, with little or no impact on total revenues. The impact of this change was insignificant for the three months ended September 30, 2000.

     We are organized into discrete Vertical Business Groups to tailor marketing, selling, product development, and business strategies for our target vertical industries. As each Vertical Business Group grows in size, gains multiple customers, and develops multiple resalable applications products, it achieves increasing autonomy. We offer employee incentives tied to the performance of these Vertical Business Groups. We have granted to employees, and plan to continue to grant options to acquire capital stock of these subsidiaries. We expect these grants over time to total approximately 15 percent to 20 percent of each subsidiary. We have offered and may offer in the future, Vertical Business Group equity to strategic industry partners. These subsidiaries may raise capital independently through an initial public offering, private placement or other means, or be spun off from TenFold.

     As of September 30, 2000, we had formed six subsidiaries from which we are conducting or expect to conduct our vertical business operations in the banking, communications, energy, healthcare, insurance, and investment management industries. During the three months ended September 30, 2000, our investment management subsidiary changed its name from TenFold Investment Management, Inc. to Argenesis Corporation. We anticipate the banking subsidiary will be merged with the Argenesis subsidiary and the combined company will be called Argenesis Corporation and reported as a segment of TenFold. As of September 30, 2000, we had formed one horizontal subsidiary, TenFold Technology, Inc., from which we intend to license our Universal Application technology. We are in the process of preparing intercompany agreements to cover technology licensing and shared services among TenFold and these subsidiaries, and among the subsidiaries themselves. We have transferred many of our employees to these subsidiaries.

     As part of a Corporate restructuring, discussed below, we are considering the consolidation of certain of these subsidiaries. From an operating standpoint, these consolidations are anticipated to be finalized during the three months ended December 31, 2000.

     On September 30, 1999, we entered into a definitive agreement to acquire The LongView Group, Inc. ("LongView"). The closing of the transaction occurred on October 7, 1999. TenFold's acquisition of LongView was reported in a Form 8-K filed on October 14, 1999, as amended.

     On June 5, 2000 we announced that Midwest Independent Transmission System Operator ("MISO") selected our SettelmentNow! product, a billing and settlement system for wholesale customers who purchase power capacity, energy, and transmission services. We were to partner with Alstom ESCA Corporation to implement this system. Effective October 5, 2000, Alstom ESCA terminated this partnering agreement for their convenience. The termination for convenience clause of the partnering agreement requires Alstom ESCA to pay us fees based upon the percentage-of-completion of the project. On November 1, 2000, we negotiated a settlement with Alstom ESCA and determined the exact amount for these fees. This settlement did not have a material effect on our results of operations, financial position, or liquidity.

     Our normal revenue recognition policy requires us to make quarterly adjustments to our project estimate used in the percentage-of-completion method of accounting as work progresses under the contract and as we gain experience. In early July 2000, we initiated a detailed review of our significant projects in process to reassess the status of each project and to verify the related completion percentage. Upon completion of this review, we reduced revenues on certain projects in process and increased the allowance for doubtful accounts related to unbilled accounts receivable. We updated this review as part of our normal, quarterly adjustment process for the three months ended September 30, 2000, and made adjustments, which resulted in further reductions to revenue. Although we believe that we made all appropriate adjustments to properly reflect the completion percentage and status of contracts in process at September 30, 2000, we cannot be certain that similar future adjustments will not be required. See Note 9 of Notes to Consolidated Financial Statements for information about litigation and disputes related to some of our projects.

     The majority of our revenue adjustments as well as most of the customer disputes noted in Note 9 of Notes to Consolidated Financial Statements are related to projects within our insurance vertical business group. Our insurance group has, historically, been one of our fastest growing groups, and in a relatively short period of time has taken on some particularly large applications projects. We have asked Jeffrey L. Walker, our Chairman, Executive Vice President and Chief Technology Officer, to directly manage our insurance applications development and product development areas until we are more confident of completion of our insurance projects in process. We have also asked Nancy M. Harvey, our Chief Operating Officer, to spend the majority of her time overseeing our other vertical groups' application development projects.

     We are in the early stages of six customer disputes or litigation, and one class action claim involving securities law. The circumstances of these disputes, litigation, and class action are detailed in Note 9 of Notes to Consolidated Financial Statements.

     We expect to incur a restructuring charge during the three months ended December 31, 2000. This charge would be part of a plan to improve our operating results by reducing headcount by approximately 200 regular employees, by closing duplicative facilities in Chicago, Dallas, and San Francisco, and by implementing other measures. This charge is part of a plan to streamline our efforts to focus on a return to profitability and better match expenses with revenues. We anticipate annual cost savings associated with these actions to be approximately $38.0 million starting the first quarter of 2001. The headcount reduction is not expected to inhibit our ability to support and complete our current contractual obligations.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold's statements of operations to total net revenues.

                                                               Three Months             Nine Months
                                                            Ended September 30,     Ended September 30,
                                                          ----------------------  ------------------------
                                                             2000        1999        2000        1999
                                                          ----------  ----------  ----------  ------------
Revenues:
     License............................................          21%         44%         21%         40%
     Services...........................................          79%         56%         79%         60%
                                                          ----------  ----------  ----------  ------------
         Total revenues.................................         100%        100%        100%        100%
                                                          ----------  ----------  ----------  ------------

Operating expenses:
     Cost of revenues...................................          96%         31%         60%         34%
     Sales and marketing................................          30%         27%         25%         29%
     Research and development...........................          34%         19%         25%         20%
     General and administrative.........................          44%          5%         21%          5%
     Amortization of deferred compensation..............           1%          2%          1%          2%
     Amortization of goodwill and acquired intangibles.            6%           -          4%           -
                                                          ----------  ----------  ----------  ------------
         Total operating expenses.......................         211%         84%        136%         90%
                                                          ----------  ----------  ----------  ------------
Income (loss) from operations...........................        -111%         16%        -36%         10%
                                                          ----------  ----------  ----------  ------------
Other income, net.......................................           2%          1%          2%          1%
                                                          ----------  ----------  ----------  ------------

Income (loss) before income taxes and minority interest.        -109%         17%        -34%         11%
Provision (benefit) for income taxes....................           3%          7%         -1%          4%
                                                          ----------  ----------  ----------  ------------
Net income (loss) before minority interest..............        -112%         11%        -33%          7%
Minority interest.......................................            -           -           -           -
                                                          ----------  ----------  ----------  ------------
Net income (loss).......................................        -112%         11%        -33%          7%
                                                          ==========  ==========  ==========  ============

     Revenues

     Total revenues decreased $(4.6) million, or (20) percent, to $18.9 million for the three months ended September 30, 2000, as compared to $23.5 million for the same period in 1999, while total revenues increased $18.4 million, or 31 percent, to $76. 9 million for the nine months ended September 30, 2000, as compared to $58.5 million for the same period in 1999. The decrease in revenues for the three months ended September 30, 2000 as compared to the same period in the prior year is primarily due to lower than anticipated sales during the second and third quarters of 2000 and project delays on certain projects which resulted in downward revenue adjustments to the previously calculated percentage-of-completion. Additionally, we did not recognize any revenue during the three months ended September 30, 2000 on the contracts in dispute or litigation. The increase in total revenues for the nine months ended September 30, 2000 compared to the same period in 1999 is due to an increase in the number and size of our customer projects.

     Revenues for the three and nine months ended September 30, 2000 were lower than we expected primarily due to longer than expected sales cycles as some of our customer prospects moved more slowly than we anticipated to authorize and fund new technology initiatives and delays encountered on some of our existing projects. We believe prospective customers are delaying purchase decisions as a result of the litigation and customer disputes against us, the decline in our stock price, and our financial results for the three months ended June 30, 2000. The existing project delays were primarily attributable to difficulties we experienced in delivering certain build-for-hire applications where the service element of the software is considered essential to the functionality of the software. We also believe that some insurance project delays and related revenue recognition adjustments occurred when we recently reorganized several similar insurance application projects to avoid creating unnecessarily unique, and non-product applications for each customer. By reorganizing and working on these projects as a group, we believe that it keeps these customer applications consistent with our overall product strategy and that in turn, these customers benefit from enhanced functionality and ongoing product support. Despite the additional short-term work, costs, and revenue adjustments required, we believe that this approach will improve our customer relationships and our ability to sell these products in the future, reduce our long-term costs of supporting these customers, and improve the quality of our support.

     License revenues decreased $(6.2) million, or (61) percent, to $4.0 million for the three months ended September 30, 2000 as compared to $10.3 million for the same period in 1999, while license revenues decreased $(7.1) million, or
(30) percent, to $16.3 million for the nine months ended September 30, 2000 as compared to $23.4 million for the same period in 1999. License revenues represented 21 percent of total revenues during the three months ended September 30, 2000 as compared to 44 percent for the same period in 1999, and 21 percent of total revenues during the nine months ended September 30, 2000 as compared to 40 percent for the same period in 1999. We recognize license revenues from vertical application product sales and some Universal Application development license sales when we have a signed noncancellable license agreement with determinable nonrefundable fees, we have shipped the product, and there are no uncertainties surrounding acceptance of the product or collection of the stated fees. Due in part to the difficulties and delays currently being experienced on certain projects, license sales for these products were lower for the three and nine months ended September 30, 2000 than in the previous year.

     Service revenues increased $1.6 million, or 12 percent, to $14.8 million for the three months ended September 30, 2000 as compared to $13.2 million for the same period in 1999, while service revenues increased $25.5 million, or 73 percent, to $60.6 million for the nine months ended September 30, 2000 as compared to $35.1 million for the same period in 1999. Service revenues increased for the three and nine months ended September 30, 2000 compared to the same periods in 1999 due to an increase in the number, and size of our customer projects.

     Revenues from international customers were approximately 22 percent of total revenues for the three months ended September 30, 2000 as compared to 10 percent for the same period in 1999. Revenues from international customers were approximately 14 percent of total revenues for the nine months ended September 30, 2000 as compared to 9 percent for the same period in 1999.

     Two customers accounted for 19 percent and 12 percent of our total revenues for the three months ended September 30, 2000, compared to two customers accounting for 35 percent and 10 percent of our total revenues for the same period in 1999. No other single customer accounted for more than 10 percent of our total revenues for the three months ended September 30, 2000 or the same period in 1999. Three customers accounted for 15 percent, 13 percent, and 10 percent of our total revenues for the nine months ended September 30, 2000, compared to three customers accounting for 15 percent, 14 percent, and 10 percent of our total revenues for the same period in 1999. No other single customer accounted for more than 10 percent of our total revenues for the nine months ended June 30, 2000 or the same period in 1999.

     We believe that period to period comparisons between license and services revenues are not necessarily indicative of future performance given the nature of our product and services offerings and the relative emphasis we apply to these offerings in any given quarter.

     Operating Expenses

     Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide application development and implementation, support, and training services. Cost of revenues increased $10.7 million, or 145 percent, to $18.1 million for the three months ended September 30, 2000 compared to $7.4 million for the same period in 1999, while cost of revenues increased $26.1 million, or 131 percent, to $46.1 million for the nine months ended September 30, 2000 compared to $20.0 million for the same period in 1999. Cost of revenues as a percentage of total revenues was 96 percent for the three months ended September 30, 2000 as compared to 31 percent for the same period in 1999, while cost of revenues as a percentage of total revenues was 60 percent for the nine months ended September 30, 2000 as compared to 34 percent for the same period in 1999. The increase in absolute dollars between periods was mainly due to an increase in compensation and other related costs associated with the number of employees hired to complete customer projects and in anticipation of future growth. Cost of revenues as a percentage of total revenues increased primarily because we increased employment levels and our use of outside consultants under our Perot services agreement (see Note 14 of Notes to Consolidated Financial Statements for additional information) to assist in the completion of certain fixed-price projects and in anticipation of future sales. The percentage also increased as project delays resulted in downward revenue adjustments to the previously calculated percentage-of-completion and certain projects being placed on zero margin. Additionally, cost of revenues as a percentage of total revenues increased for the three and nine months ended September 30, 2000 compared to the same periods in 1999 as service revenues comprised a higher percentage of total revenues for the three and nine months ended September 30, 2000 compared to the same periods in 1999.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses decreased $(752,000), or (12) percent, to $5.6 million for the three months ended September 30, 2000 as compared to $6.4 million for the same period in 1999, while sales and marketing expenses increased $2.0 million, or 12 percent, to $18.9 million for the nine months ended September 30, 2000 as compared to $17.0 million for the same period in 1999. Sales and marketing expenses as a percentage of total revenues were 30 percent for the three months ended September 30, 2000 as compared to 27 percent for the same period in 1999, while sales and marketing expenses as a percentage of total revenues were 25 percent for the nine months ended September 30, 2000 as compared to 29 percent for the same period in 1999. The decrease in sales and marketing absolute dollar expense for the quarter was primarily due to the Company's allocation of its resources towards completion of its more complex projects rather than to advertising. The increase in sales and marketing expenses in absolute dollars for the nine months ended September 30, 2000 was primarily the result of hiring additional sales and marketing personnel and expanding advertising and other marketing programs in connection with the anticipated growth of our customer base. The decrease in expenses as a percentage of total revenues for the nine months ended September 30, 2000, was due to a decrease in sales commissions from lower than expected revenues as well as the timing of advertising expenses.

     Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses increased $2.1 million, or 48 percent, to $6.5 million for the three months ended Sept 30, 2000 as compared to $4.4 million for the same period in 1999, while research and development expenses increased $7.4 million, or 63 percent, to $19.3 million for the nine months ended September 30, 2000 as compared to $11.9 million for the same period in 1999. Research and development expenses as a percentage of total revenues were 34 percent for the three months ended September 30, 2000 as compared to 19 percent for the same period in 1999, while research and development expenses as a percentage of total revenues were 25 percent for the nine months ended September 30, 2000 as compared to 20 percent for the same period in 1999. Research and development expenses grew in absolute dollars due primarily to the addition of personnel and consultants to support expanded development efforts and to facilitate better product delivery to customers.

     General and Administrative. General and administrative expenses consist primarily of allowances for doubtful accounts, the costs of executive management, finance and administrative staff, recruiting, business insurance, and professional fees. General and administrative expenses increased $7.1 million, or 584 percent, to $8.3 million for the three months ended September 30, 2000 as compared to $1.2 million for the same period in 1999, while general and administrative expenses increased $13.4 million, or 463 percent, to $16.3 million for the nine months ended September 30, 2000 as compared to $2.9 million for the same period in 1999. General and administrative expenses as a percentage of total revenues were 44 percent for the three months ended September 30, 2000 as compared to 5 percent for the same period in 1999, while general and administrative expenses as a percentage of total revenues were 21 percent for the nine months ended September 30, 2000 as compared to 5 percent for the same period in 1999. The increase in absolute dollars during the three months ended September 30, 2000 was primarily the result of an increase in the allowances for doubtful accounts of approximately $3.2 million and additional legal and accounting fees associated with the increase in legal proceedings described in
Note 9 of Notes to Consolidated Financial Statements. The increase in absolute dollars during the nine months ended September 30, 2000 was primarily the result of an increase of $7.3 million in allowances for doubtful accounts over the last two quarters and the additional legal and accounting fees associated with the legal proceedings. We also incurred additional general and administrative expenses as a result of hiring additional finance and administrative personnel to manage and support the increased complexity and scale of our operations.

     Amortization of Deferred Compensation. Deferred compensation, along with the associated amortization, results from the granting of stock options when there is a difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of such grants. Certain grants during 1997, 1998, and 1999 were issued at a price that differed from the deemed fair value at the grant date. We are amortizing these amounts over the vesting periods of the applicable options, resulting in amortization expense of $275,000 for the three months ended September 30, 2000 as compared to $376,000 for the same period in 1999, and amortization expense of $942,000 for the nine months ended September 30, 2000 as compared to $1.1 million for the same period in 1999.

     Amortization of Goodwill and Acquired Intangibles. Amortization of goodwill and acquired intangibles resulted from the acquisition of the LongView Group, Inc. ("LongView"). The remaining intangible assets after the write-off of in-process research and development, totaled $24.6 million and are being amortized over the expected lives of the goodwill and intangibles (see Note 11 of Notes to Consolidated Financial Statements). These lives range from five to seven years. We recorded amortization expense of goodwill and acquired intangibles of $1.2 million for the three months ended September 30, 2000, and amortization expense of goodwill and acquired intangibles of $3.5 million for the nine months ended September 30, 2000. We did not incur any amortization of goodwill and acquired intangibles for the same periods in 1999 because the LongView acquisition did not occur until October 7, 1999.

     Total Other Income, net. Net other income increased $118,000, or 36 percent, to $442,000 for the three months ended September 30, 2000 compared to $324,000 for the same period in 1999, while net other income increased $1.1 million, or 188 percent, to $1.7 million for the nine months ended September 30, 2000 compared to $574,000 for the same period in 1999. The increase in the nine months ended September 30, 2000 primarily resulted from the recognition of $540,000 of other income from a fee paid to us by Perot Systems during the three months ended June 30, 2000. Under their alliance agreement with TenFold, Perot Systems was obligated to provide us with opportunities to contract for revenue of at least $15.0 million for the fiscal year ended April 30, 2000 or pay us 20 percent of the shortfall. This $540,000 payment fulfilled their remaining obligation to us for the year ended April 30, 2000. This arrangement was amended such that the Company does not expect to receive similar payments in the future. Additionally, we realized an increase in interest and other income resulting from higher cash and cash equivalent balances in the first nine months of 2000 as compared to the similar period in 1999. These balances mainly increased due to invested proceeds from our initial public offering in May 1999. Interest income in both years was partially offset by interest expense resulting from notes payable and capital leases. Additionally, during the nine months ended September 30, 2000, interest and other income was negatively affected by a decrease in the British Pound to U.S. dollar exchange rate. This resulted in a realized loss from foreign currency transactions of $(301,000).

     Provision (Benefit) for Income Taxes. The provision for income taxes was $543,000 for the three months ended September 30, 2000 as compared to a provision of $1.6 million for the same period of 1999. The benefit for income taxes was $(905,000) for the nine months ended September 30, 2000 as compared to a provision of $2.5 million in the same period for 1999.

     During the three months ended September 30, 2000, management established an additional valuation allowance of $15.4 million for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and projected net operating loss carryforwards. Of the $15.4 million valuation allowance, $6.8 million related to the expected benefit from the exercise of stock options in the first quarter of 2000 and has been recorded as a reduction of additional paid in capital in the equity section of the Consolidated Balance Sheet. The remaining $8.6 million is primarily related to the net operating loss incurred during the three months ended September 30, 2000.

     Net income tax expense for the three months ended September 30, 2000, is primarily attributed to foreign income tax expense. Net income tax benefit for the nine months ended September 30, 2000, is primarily attributed to expected federal and state tax refunds from net operating loss carrybacks and other reductions to the income tax payable accounts. We did not record a valuation allowance against $737,000 of deferred tax asset that we believe can be recovered through net operation loss carrybacks. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. We believe, based on a number of factors, including the size of the current operating losses, that the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized. Given the currently available, objective evidence, management is prohibited from using subjective evidence to assess the realizablility of the net deferred tax assets.

     Minority Interest. Minority interest was $0 for the three months ended September 30, 2000 as compared to $0 in the same period in 1999, while minority interest was $0 for the nine months ended September 30, 2000 as compared to $0 in the same period in 1999. This amount represents the minority stockholders' proportionate interest in the net income (loss) of the Company's subsidiaries. We account for the sale of common stock in our subsidiaries as an equity transaction.

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

     On January 18, 1999, we entered into a Revolving Line of Credit (the "Credit Facility") providing for borrowings of up to $5.0 million. The Credit Facility included covenants relating to the maintenance of certain financial ratios, cash balances and limits the payment of dividends. Borrowings under the Credit Facility bear interest at rates that vary from prime rate to prime rate less 1 percent or LIBOR plus 100 to 250 basis points. The actual interest is determined quarterly by certain financial ratios. On December 29, 1999 we modified and extended the Credit Facility to provide for borrowings of up to $15.0 million. Borrowing availability under the Credit Facility is calculated monthly using an agreed upon annualized EBIDA rate. Availability under the Credit Facility is limited to $15.0 million with a minimum availability of $10.0 million. On April 26, 2000, we further modified the Credit Facility to issue Letters of Credit against the Revolving Line of Credit. On April 28, 2000 and July 11, 2000, we obtained Letters of Credit in the amounts of $3.0 million and $547,000 related to our San Francisco, California and Chicago, Illinois office leases, respectively. On September 7, 2000, we further modified the Credit Facility to amend the effective date of the increased minimum tangible net worth covenant to March 31, 2000, to amend borrowing availability to be net of outstanding letters of credit. We agreed to cash secure outstanding letters of credit with compensating cash balances upon default or expiration of the Credit Facility. In addition, on September 8, 2000, we obtained a Letter of Credit in the amount of $2.0 million to secure a performance bond. On October 27, 2000, we obtained a waiver to the Credit Facility with respect to its financial covenants for the period ended September 30, 2000 through the expiration of the facility, on November 15, 2000. As of September 30, 2000, we had no outstanding borrowings on this Credit Facility and total availability, net of $5.5 million outstanding letters of credit, was approximately $4.5 million.

     Net cash used in operating activities was $(15.5) million for the nine months ended September 30, 2000 as compared to $4.7 million net cash provided by operating activities in the same period of 1999. The increase in cash flows used in operating activities was due primarily to lower than expected revenues and an increase in overall expenses associated with the increase in employees and consultants during the nine months ended September 30, 2000. Cash flows also increased due to the increase in accounts receivable, the increase in prepaid expenses and the decrease in accrued liabilities.


     Net cash used in investing activities was $(13.5) million for the nine months ended September 30, 2000 as compared to $(19.5) million in the same period of 1999. The decrease in net cash used in investing activities was due primarily to the downpayment of $10.0 million associated with the acquisition of LongView that was included in restricted cash as of September 30, 1999. During the nine months ended September 30, 2000 we paid $10.5 million for additional office space, including the purchase of two office buildings in San Rafael, California, as well as equipment and furniture for additional office space in San Francisco, California, Chicago, Illinois. and Irving, Texas. The additions to restricted cash for the nine months ended September 30, 2000, are for deposits on real property of $2.5 million held in escrow to secure a lease on office space in South Jordan, Utah; and $340,000 held in the Company's accounts to secure letters of credit used to secure leases on office space in Atlanta, Georgia and Dallas, Texas.

     Net cash used by financing activities was $(3.8) million for the nine months ended September 30, 2000 as compared to $38.1 million net cash provided from financing in the same period of 1999. Net cash used by financing activities for the nine months ended September 30, 2000 resulted from principal payments on notes and capital leases of $14.6 million which was partially offset by $1.5 million of proceeds from exercise of stock options, proceeds of $3.3 million from the issuance of shares under the employee stock purchase plan and $6.0 million proceeds from the issuance of notes payable. Net cash provided by financing activities in 1999 resulted primarily from the proceeds of the initial public offering.

     Pursuant to the Agreement relating to the LongView acquisition, we entered into a $12 million promissory note agreement with BarCal. Under the terms of this agreement, we were required to pay installments of $3.0 million on April 15, 2000 and $9.0 million on July 15, 2000 plus interest at the rate of 6.5 percent per annum. We made both payments in accordance with the agreement. These payments are included in the $14.6 million in principal payments indicated above.

     We believe that our current cash and cash equivalent balances, anticipated cash flows from operations, and anticipated future sources of financing will be sufficient to meet our capital requirements through the end of 2000. We are in the process of negotiating transactions which, if completed, will provide us with cash necessary to fund operations through the end of 2000 and, depending on the size of the transactions, through 2001. However, there can be no assurance that we will be successful in generating anticipated levels of cash from operations and from anticipated future financing transactions, and any failure to generate required cash could result in our inability to continue operations during the fourth quarter of 2000. If additional funds are raised through the sale of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, our stockholders may experience additional dilution, and these securities may have rights, preferences or privileges senior to those of our current stockholders. In addition, in view of our cash requirements, we may enter into transactions which involve the sale or licensing of assets which would otherwise have been used to generate revenues in future periods.

In-Process Research and Development

     In connection with the LongView acquisition, the Company recorded a write-off of $2.0 million for in-process research and development in the fourth quarter of 1999. The fair value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the resulting net cash flows related to these products. At the date of the acquisition, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses.

     In developing these cash flow projections, revenues were forecasted based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by LongView and it competitors. LongView's projected revenues are dependent upon successful introduction of the in-process research and development products. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process research and development. Appropriate adjustments were made to operating income to derive net cash flow.

     In determining the operating cash flows related exclusively to in-process research and development, management has considered the contribution of both prior technologies (as demonstrated by prior products) and existing technology or know-how that is generic among most or all products. Where appropriate, the operating income estimates for each product have been apportioned between in-process research and development and the appropriate intangible asset (i.e., existing technology). The operating income apportionment factor was determined on the basis of an analysis of the specific contribution of each element to existing technology to the subject in-process research and development, the estimated effect of this contribution on the profitability of the subject in-process product, and the relative importance of the existing technology to the product's ultimate customer.

     The discount rate for in-process research and development considers the following risk elements (in addition to the baseline business and market risks considered as part of the current product discount rate); risk of successfully completing the in-process research and development product, risk that market demand will exist in the future for the in-process research and development product, risk that the forecasted cost structure will be possible, and the risk that as yet unknown competitive products will emerge. An after-tax rate of 27.5 percent was applied to the in-process research and development products.

     The revenues earned by the in-process research and development products represent the return on all of the assets acquired under the agreement. The cash flows generated by the new products must provide a return on each asset purchased that is consistent with the value and the relative risk of the asset. To separately value in-process research and development, the value and required rate of return for other identifiable assets must be determined. The required return on these other assets is charged to (deducted from) the cash flows generated by the products shown in the in-process research and development model to determine the incremental cash flows specifically attributable to the in-process research and development product.

     At the acquisition date, LongView was in the process of conducting research and development on two products, 1) LongView 2000 and 2) TradeXpress. In connection with the acquisition, we recorded a write-off of $2.0 million for acquired in-process research and development related to these two products in the fourth quarter of 1999. The estimated costs to complete these acquired in-process research and development products as of the date of acquisition were $1.2 million. We believed that the assumptions used in the LongView in-process research and development analysis were reasonable at the time of the acquisition. However, no assurance can be given that the underlying assumptions used to estimate expected revenues, development costs or profitability, or the events associated with such products, will occur as estimated.

     LongView 2000 is a trade order management software system for buy-side financial institutions. The production version of this software was completed and released during the first quarter of 2000. We have invested approximately $1.3 million in research and development costs to date. Future costs related to this product include only standard upgrades and maintenance expense. Through September 30, 2000, $1.8 million in revenues have been recognized from LongView 2000.

     TradeXpress is an e-business, large-scale trade order management software solution for internet-based deployment. The primary risks and uncertainties associated with this project at September 30, 2000 related to the dependency on new features being added to the Universal Application, such as support for hierarchical transactions and drag-and-drop technology. Remaining development activities include application testing and various product enhancements. This project is expected to be completed and released sometime during the fourth quarter of 2000. To date, we have invested approximately $1.1 million in research and development costs in TradeXpress.

     Expenses either incurred or anticipated which are associated with the development and integration of the in-process research and development projects are higher than previous estimates by $1.6 million. Additionally, other cash outflows from maintenance and general and administrative activities are expected to increase by $1.5 million. We believe that projected revenues from these projects will be higher than previous estimates by $7.0 million and that revised estimates of net cash flows related to these projects are not materially different than the original net cash flows used to calculate the in-process research and development write-off.


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

     Since releasing SAB No. 101, numerous implementation questions and concerns have arisen in the financial reporting community. On June 26, 2000, the SEC staff announced that they were delaying the required implementation date for SAB No. 101. Accordingly, we are now required to adopt SAB No. 101 during the fourth quarter of 2000. We continue to evaluate the impact, if any, of SAB No. 101 and any possible, subsequent interpretations of SAB No. 101 on our revenue recognition policies and procedures.

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

     We may not be able to secure additional sources of financing when needed.

     We believe that our current cash and cash equivalent balances, anticipated cash flows from operations, and anticipated future sources of financing will be sufficient to meet our capital requirements through the end of 2000. We are in the process of negotiating transactions which, if completed, will provide us with cash necessary to fund operations through the end of 2000 and, depending on the size of the transactions, through 2001. However, there can be no assurance that we will be successful in generating anticipated levels of cash from operations and from anticipated future financing transactions, and any failure to generate required cash could result in our inability to continue operations during the fourth quarter of 2000. If additional funds are raised through the sale of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, our stockholders may experience additional dilution, and these securities may have rights, preferences, or privileges senior to those of our current stockholders. In addition, in view of our cash requirements, we may enter into transactions which involve the sale or licensing of assets which would otherwise have been used to generate revenues in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     We may continue to experience increased difficulty in securing future customer revenue.

     We believe that some prospective customers may be delaying purchase decisions as a result of the litigation and customer disputes against the Company, the decline in our stock price, and our financial results for the three months ended June 30, 2000. There is no assurance that we will be able to convince prospective customers to purchase products or services from us or that any customer revenue that is achieved can be sustained. If we are unable to obtain future customer revenue, our operations, financial condition, liquidity, and prospects could be materially and adversely affected, and we could be forced to curtail operations or sell part or all of our assets, including our core technologies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     We may continue to incur increased employee and consulting costs due to project delays.

     We have experienced delays on some of our fixed-price customer projects. In an effort to complete these projects, we have added additional employee and consulting personnel to the projects. Each of these resources creates an increased cost on the project. To the extent that the cost of such additions in personnel are not contemplated in the contract price, the profit, if any, for the projects would be adversely affected. There is no assurance that we will complete these fixed-price customer contracts or that the projects will not require additional personnel. If we cannot complete these customer projects or if these customer projects continue to require additional personnel, the Company's business, results of operations and financial condition would be materially affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Our failure to achieve cost reductions would negatively impact quarterly operating results.

     On November 14, 2000, we announced plans to implement headcount reductions, to consolidate facilities, and to implement other measures in order to streamline our efforts to focus on a return to profitability and to better match expenses with revenues. We expect that the planned reduction of headcount, the consolidation of facilities, and the other measures will reduce total operating expenses during calendar 2001 and in future periods. Our success in realizing the benefits intended by such organizational change is impacted by the timing of our execution of these measures. However, there can be no assurance that we will be successful in our efforts to reduce operating expenses in future periods.

     Our existing errors or omissions coverage and reserves may not cover all existing claims.

     While we believe that our current errors or omission insurance coverage and existing reserves are adequate to cover current claims related to customer disputes, given the nature and complexity of the factors affecting the estimated liability, the actual liabilities may exceed our current errors or omissions coverage and existing reserves. In addition, no assurance can be given that we will not be subject to material additional liabilities and significant additional litigation relating to errors or omissions for existing claims and future claims. In the event that liabilities from existing claims exceed the reserves we have recorded and our errors and omissions coverage, our results of operations, business, liquidity, financial condition, and prospects could be materially and adversely affected. Because we have made significant claims under our existing errors and omission policies, there can be no assurance that we can maintain or secure coverage for future claims. If we are unable to maintain or secure coverage for future claims, our results of operations, business, liquidity, financial condition and prospects could be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We are involved in litigation and may in the future be involved in further litigation or disputes which may be costly and time-consuming, and if we suffer adverse judgements our operating results could suffer.

     We are currently involved in significant litigation and customer disputes. Additionally, one consolidated complaint has been filed alleging that the Company and certain officers have violated federal securities laws. See Note 9 of Notes to Consolidated Financial Statements for more information concerning these matters. We may in the future face other litigation or disputes with customers, employees, partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our results of operations, financial position, or liquidity.

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

     Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan would likely cause us to have lower margins or to suffer a loss on the project, which would negatively impact our operating results. Our normal revenue recognition policy requires us to make quarterly adjustments to our project estimate used in the percentage-of-completion method of accounting as work progresses under the contract and as we gain experience. In early July 2000, we initiated a detailed review of our significant projects in process to reassess the status of each project and to verify the related completion percentage. Upon completion of this review, we reduced revenues on certain projects in process and increased the allowance for doubtful accounts related to unbilled accounts receivable. We updated this review as part of our normal, quarterly adjustment process for the three months ended September 30, 2000, and made adjustments, which resulted in further reductions to revenue. Although we believe that we made all appropriate adjustments to properly reflect the completion percentage and status of contracts in process at September 30, 2000, we cannot be certain that similar future adjustments will not be required. See Note 9 of Notes to Consolidated Financial Statements for information about litigation and disputes related to some of our projects.

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

     If our current losses continue or increase, we may record additional valuation allowance against our deferred tax assets

     During the three months ended September 30, 2000, we recorded a valuation allowance against the net deferred tax assets we could not recover through net operating loss carrybacks. If our losses continue or increase, we will increase the valuation allowance against our net deferred tax assets. We will reduce or eliminate the valuation allowance when our earnings support a net deferred tax asset position.

     We have historically derived a significant portion of our revenues from customers in the insurance industry.

     Software applications we developed for companies in the insurance industry represented 26 percent of our total revenues during the nine months ended September 30, 2000. We have recently received customer complaints about a number of our insurance projects. See Note 9 of Notes to Consolidated Financial Statements for more information concerning these matters. Our reliance on customers from a particular industry subjects our business to the economic conditions impacting that industry, including the industry's demand for information technology resources. If we continue to rely on the insurance industry, or any one industry as a major source of revenues, and that industry suffers adverse economic conditions, there will likely be a significant reduction in the demand for our products, causing revenues to suffer. Although we intend to continue to diversify our customer base, there can be no assurance that we will be able to completely do so in the near term or at all.

     We offer fixed-price, fixed-time contracts.

     An important element of our strategy is to enter into fixed-price, fixed-time contracts, rather than time and materials contracts. These contracts involve risk because they require us to absorb possible cost overruns and, if we fail to meet our performance obligations, may require us to satisfy our performance guarantee. Historically, we guaranteed that we would complete our projects within a fixed time or the customer had the option to return the software and receive a refund of any fees paid under the contract; however, we no longer offer the TenFold guarantee as a standard part of our contracts. For fixed-price contracts, we recognize license fees related to the application and the application development service fees over time as we perform the services, using the percentage-of-completion method of accounting. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan would likely cause us to have lower margins or to suffer a loss on the project, which would negatively impact our operating results. In specific circumstances, we have been required to commit unanticipated additional resources to complete projects. We will likely experience similar situations in the future. In addition, for specific projects, we may fix the price before the requirements are finalized. This could result in a fixed price that turns out to be too low, which would cause us to suffer a loss on the project and would negatively impact our operating results.

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

     Our growth and new projects have placed significant demands on our management and other resources. If we are unable to manage our growth and projects effectively, this inability could have a material adverse effect on the quality of our services and products, our ability to retain key personnel, our business, our financial condition, and our results of operations. Our revenues for the nine months ended September 30, 2000 increased approximately 31 percent when compared with the same period in 1999. Our staff increased from 439 full-time employees at September 30, 1999 to 765 full-time employees at September 30, 2000. Our ability to manage this growth effectively will require us to continue to develop and improve our operational, financial, and other internal systems, as well as our business development capabilities, to train, motivate, and manage our employees, and to maintain project quality.

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

     Our industry is competitive and we are substantially dependent upon the continued service of our existing executive personnel, especially Gary D. Kennedy, President and Chief Executive Officer; and Nancy D. Harvey, Group Vice President and Chief Operating Officer. Furthermore, our products and technologies are complex and we are substantially dependent upon the continued service of our senior technical staff, including Jeffrey L. Walker, Chairman, Executive Vice President and Chief Technology Officer; Sameer Shalaby, President and Chief Operations Officer of TenFold Technology, Inc.; and Adam Slovik, Senior Vice President of Worldwide Applications Development. If a key employee resigns to join a competitor or to form a competing company, the loss of the employee and any resulting loss of existing or potential customers to the competing company would harm our business. We do not carry key man life insurance on any of our key employees. None of our key employees, other than Mr. Kennedy, has signed an employment agreement or an agreement not to compete with TenFold upon termination of employment. Even in the case of Mr. Kennedy, his employment agreement does not assure his continued service to TenFold. In the event of the loss of key personnel, there can be no assurance that we would be able to prevent their unauthorized disclosure or use of our technical knowledge, practices, or procedures.

     Our failure to attract and retain highly-skilled employees, particularly project managers and other senior technical personnel, could impair our ability to complete projects and expand our business.

     Our business is labor intensive. Our success will depend in large part upon our ability to attract, retain, train, and motivate highly-skilled employees, particularly project managers and other senior technical personnel. Any failure on our part to do so would impair our ability to adequately manage and complete existing projects, bid for and obtain new projects, and expand business. There exists significant competition for employees with the skills required to perform the services we offer. Qualified project managers and senior technical staff are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that we will be successful in attracting a sufficient number of highly-skilled employees in the future, or that we will be successful in retaining, training, and motivating the employees we are able to attract. If our employees are unable to achieve expected performance levels, our business will be harmed. Although we expect to incur a restructuring charge, including a headcount reduction and closure of duplicative facilities, we do not believe the restructuring will effect our ability to support and complete our current contractual obligations.

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

     Our vertical business strategy involves segmenting our business along industry lines, through the creation of separate subsidiaries, and having these subsidiaries evolve into separate operating companies. We offer employee incentives, including stock options in the subsidiaries, to attract, motivate, and retain quality staff. We have offered and may offer in the future, equity in the subsidiaries to strategic industry partners. These subsidiaries may raise capital independently through an initial public offering, private placement or other means, or be spun off from TenFold. We believe that the successful implementation of this strategy will be important in order for us to achieve significant growth. We may face significant challenges in implementing this strategy, including the segmentation and valuation of the various subsidiaries, the selection of strategic industry partners, issues relating to conflicts of interest among the subsidiaries, their stockholders, and TenFold, and potential charges and expenses resulting from any repurchases of equity interests in the subsidiaries. Our failure to successfully address these challenges could cause this business strategy to fail, which would impair our ability to grow our business.

     Future events could affect previous valuations of subsidiaries.

     Our subsidiaries grant options to certain employees. The exercise price for all option grants is equal to the fair market value of the subsidiaries' common stock, as determined by the subsidiary's Board of Directors. As none of the subsidiaries are publicly traded, the determination of fair market value is made by the subsidiaries' boards of directors based upon the board's knowledge of the subsidiaries' financial condition, prospects, success in the marketplace, counsel from its professional advisors such as outside counsel or independent appraisers, and other factors.

     Before TenFold Corporation was publicly traded, we recognized deferred compensation, along with the associated amortization, from the granting of certain stock options when there was a difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of such grants. Future events could occur that could challenge the board of directors' previous determination of fair value. As a result, certain of the subsidiaries' stock option grants could be deemed to have been granted at less than fair market value. Such a determination would create deferred compensation and associated amortization expense and change our reported financial results.

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

     Although we currently have limited international operations, our ability to achieve revenue growth in the future will depend in part on our ability to develop international sales. Although we may invest significant resources to establish additional sales and service operations outside the United States and to enter additional international markets, there can be no assurance that these efforts will be successful. In order to successfully establish international sales, we must establish foreign operations, add an international sales and support organization, hire additional personnel, and recruit international distributors. To the extent that we are unable to do so in a cost-effective manner, our growth and operating results could be materially and adversely affected.

     If we cannot protect or enforce our intellectual property rights, our competitive position would be impaired and we may become involved in costly and time-consuming litigation.

     Our success is dependent, in part, upon our proprietary Universal Application technology and other intellectual property rights. If we are unable to protect and enforce these intellectual property rights, our competitors will have the ability to introduce competing products that are similar to ours, and our revenues, market share, and operating results will suffer. To date, we have relied primarily on a combination of patent, copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have been granted two patents and applied for one additional patent in the United States and intend to continue to seek patents on our technology where appropriate. There can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. The laws of some foreign countries may not protect our intellectual property rights to the same extent, as do the laws of the United States. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. This litigation could result in substantial costs and diversion of resources that would harm our business.

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

     We believe that the principal competitive factors in our markets include quality of services and products, speed of development and implementation, price, project management capability, and technical and business expertise. We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including the ability of our competitors to hire, retain, and motivate project managers and other senior technical staff, the development by others of software and services that are competitive with our products and services, and the extent of our responsiveness to customer needs. There can be no assurance that we will be able to compete successfully with our competitors.

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

     The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 61% of our outstanding common stock. Jeffrey L. Walker, Chairman, Executive Vice President and Chief Technology Officer, and the Walker Children's Trust, in the aggregate, currently beneficially own approximately 50% of our outstanding common stock. Mr. Walker, acting alone or with others, would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk. As of September 30, 2000, we had cash and cash equivalents of $25.3 million. All of the cash equivalents consist of highly-liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the September 30, 2000 rates would cause the fair value of these cash investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and institutions, and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instruments. TenFold does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

        Foreign Currency Exchange Rate Risk. A portion of our operations consists of applications development and sales activities in the United Kingdom. These transactions are primarily denominated in British pounds. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of revenues in the United Kingdom decreases. When the U.S. dollar weakens against the British pound, the value of revenues in the United Kingdom increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by foreign currency fluctuations are cash, accounts receivable, fixed assets, accounts payable, deferred revenue, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the September 30, 2000 rate would cause the fair value of such monetary assets and liabilities in the United Kingdom to change by approximately $825,000. We recognize the risk related to this foreign currency exchange and we are currently evaluating several foreign currency hedging strategies to mitigate this risk; however, we are not currently engaged in any foreign currency hedging activities.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings.

     Customer Matters

     On June 14, 2000, Nielsen Media Research, Inc. ("Nielsen"), filed a complaint in the Circuit Court of Cook County, Illinois seeking $4.5 million, plus out of pocket expenses paid by Nielsen to us. The complaint alleges that we failed to deliver on contractual commitments under a license and services agreement with Nielsen and includes specific claims of breach of contract and violation of the Illinois Consumer Fraud and Deceptive Practices Act. The amount being sought from us by Nielsen is for fees paid to us by Nielsen from the fourth quarter of 1997 through the first quarter of 2000 and recognized as revenue by us during this period. In addition, we have an unbilled accounts receivable, recorded under the terms of the contract, totaling approximately $1.2 million, which is included in unbilled accounts receivable in the Consolidated Balance Sheet at September 30, 2000. On August 30, 2000, we filed an Answer and Counterclaim denying Nielsen's claim and seeking recovery of at least $1.7 million that Nielsen owes us under the license agreement, plus our attorney fees and costs.

     The case is in its preliminary stages and based on the information currently available, we believe that we have valid defenses against Nielsen's claims and we intend to vigorously defend against Nielsen's claims and enforce our rights under the agreement. On August 3, 2000, we filed a motion to dismiss Nielsen's claim under the Illinois Consumer Fraud and Deceptive Practices Act on the grounds that Nielsen had failed to state a claim under the Act. On October 19, 2000, the court granted our motion to dismiss, however, the court gave Nielsen leave to attempt to replead a claim under such Act. Our legal counsel has commenced investigation of the facts pertinent to the claims. Because the case is still in its preliminary stages, our legal counsel is not able to provide an opinion on the likely or probable outcome of the case. An unfavorable outcome of this matter may have a material adverse impact on our financial position, results of operations, or liquidity.

     In our 10Q for the six months ended June 30, 2000, we disclosed four potentially material customer disputes related to insurance application products. Three of the four potential disputes (Trumbull, Unitrin, and Utica) have developed into actual customer disputes.

     On August 18, 2000, Trumbull Services, L.L.C. ("Trumbull"), filed a demand for arbitration with the American Arbitration Association seeking a refund of at least $2.8 million paid by Trumbull to us. The arbitration will be conducted in Salt Lake City, Utah. The demand alleges that we failed to deliver on contractual commitments under the Master Software License and Service Agreement, (the "Trumbull Agreement,") as amended. The amount that Trumbull is claiming is a refund of fees paid to us from the second quarter of 1999 through the second quarter of 2000. We recognized $2.7 million of these fees as revenue during this period. We have accounts receivable, recorded under the Trumbull Agreement, totaling approximately $2.0 million, which is included in accounts receivable in the Consolidated Balance Sheet at September 30, 2000.

     On September 13, 2000, we filed an Answer and Counterclaims denying Trumbull's allegations and seeking recovery of more than $2.0 million in fees that Trumbull owes us under the Trumbull Agreement. The arbitration is in its preliminary stages and based on the information currently available, we believe that we have valid defenses against Trumbull's claim and we intend to vigorously defend the matter and enforce our rights under the Trumbull Agreement, including recovery of the fees owed by Trumbull pursuant to the Trumbull Agreement. Our legal counsel has commenced investigation of the facts pertinent to the claim. Because the demand has recently been filed, our legal counsel is not able to provide an opinion on the likely or probable outcome of the arbitration, including affirmative claims and defenses that we may assert. An unfavorable outcome of this matter may have a material adverse impact on our financial position, results of operations, or liquidity.

     On October 4, 2000, Unitrin Services Company, Inc. ("Unitrin"), sent us a notice of dispute letter requesting non-binding mediation. Unitrin is seeking a refund of fees paid by Unitrin to us for the PowerPAC application. Unitrin is seeking a refund of approximately $13.3 million. While no complaint has been filed, Unitrin is apparently contending that we have materially breached the PowerPAC contract. The amount Unitrin is seeking from us is for fees paid to us by Unitrin from the fourth quarter of 1997 through the third quarter of 2000 and recognized as revenue by us during this period. In addition, we have an unbilled accounts receivable, recorded under the terms of the contract, totaling approximately $2.8 million, which is included in unbilled accounts receivable in the Consolidated Balance Sheet at September 30, 2000.

     The matter is in its preliminary stages and based on the information currently available, we believe that we have valid defenses against Unitrin's apparent claims and we intend to vigorously defend against the matter and enforce our rights under the contract. Our legal counsel has commenced investigation of the facts pertinent to the claim. Because the notice of dispute letter has recently been received by us, our legal counsel is not able to provide an opinion on the likely or probable outcome of the matter, including affirmative claims and defenses that we may assert. An unfavorable outcome of this matter may have a material adverse impact on our financial position, results of operations, or liquidity.

     On November 9, 2000, Utica Mutual Insurance Company ("Utica"), notified us of its intent to terminate the Software License and Services Agreement ("Utica Agreement") dated November 2, 1998. Although no formal complaint has been filed, Utica is contending that we have not performed under the Utica Agreement, and Utica is asserting their rights of a guaranteed refund of all fees paid to us under the Utica Agreement, including liquidated damages of $2.8 million. Of the fees paid by Utica, $1.7 million has not been recognized as revenue and is included in accrued liabilities as of September 30, 2000. The total revenues recognized by us from November 2, 1998, through September 30, 2000, were $7.6 million. Of this amount, $3.9 million is not subject to the rights of guarantee.

     Because the matter is in the preliminary stages, we have not had sufficient time to evaluate its defenses. However, we will vigorously assert its rights under the Utica Agreement and defend ourselves against Utica's claims, including the payment of all outstanding fees due us under the Utica Agreement. An unfavorable outcome of this matter may have a material adverse impact on the Company's results of operations, financial position, or liquidity.

     With regard to the fourth potential dispute, the customer has accepted the delivered project and has paid us for all work performed under its terminated contract. Although the customer has not contacted us since their last payment in August 2000, this customer has indicated that it may consider other actions in connection with their termination.

     The total contract value of this potentially material customer dispute is approximately $10.6 million, of which $10.0 million has been received by us to date.

     On November 2, 2000, we received notice of intent to terminate the Master Software Licenses and Service Agreement (the "SCEM Agreement") between us and Southern Company Energy Marketing L.P. ("SCEM") due to an alleged material nonperformance by us. Although no formal complaint has been filed, SCEM is requesting a return of all fees paid to us from the second quarter of 1999 through the third quarter of 2000, as well as damages on contract and tort claims. Total revenue recognized by us during this period was $11.5 million. The Consolidated Balance Sheet as of September 30, 2000 includes $846,000 in accounts receivable and $449,000 in unbilled accounts receivable under the terms of the agreement.

     We deny that we have materially breached the SCEM Agreement and have continued to perform under the SCEM Agreement. Should SCEM persist in its attempt to terminate the SCEM Agreement, we will vigorously assert our rights under the SCEM Agreement and defend ourselves against SCEM's claims, including payment of the amounts in billed and unbilled accounts receivable that SCEM owes us and the remaining amounts due under the SCEM Agreement totaling at least $6.6 million. An unfavorable outcome of this matter may have a material adverse impact on our results of operations, financial position, or liquidity.

     As a result of the above noted legal proceedings and contingencies, we have provided an allowance for doubtful accounts related to billed accounts receivable of $2.2 million and approximately $4.4 million related to unbilled accounts receivable at September 30, 2000. The total $6.6 million allowance was included in general and administrative expenses recorded for the nine months ended September 30, 2000, of which $3.2 million was expensed during the three months ended September 30, 2000.

     We maintain errors or omissions and umbrella liability insurance policies to protect ourselves in the event of claims for damages related to the performance of or failure to perform computer related services. We believe that this insurance covers the types of alleged damages (but not unpaid or unbilled accounts receivable) that may be claimed in the legal cases, and customer disputes noted above, as well as covering the costs of legal defense, subject to the policies' total limit of $50.0 million and deductible of $100,000 per occurrence, and the insurance carrier's standard reservation of rights under which the carrier defers its final determination of the amount of claims that it will cover until final disposition of a case. Although the total maximum potential liability for these disputes exceeds the policies' total limit, management believes that it is unlikely that our losses will exceed the policies' limits. Accordingly, aside from specific reserves against billed and unbilled accounts receivable related to these disputed amounts, no additional reserves have been established for any possible losses that may be incurred. An unfavorable outcome or claim not covered by an insurance policy, on one or more of these matters may have a material adverse impact on our results of operations, financial position, or liquidity.

     Stockholder Matters

     Since August 12, 2000, six complaints have been filed in the United States District Court of Utah alleging that the Company and certain officers have violated federal securities laws. All six complaints are virtually identical and allege that 1) we improperly recognized revenues on some of our projects; 2) we failed to maintain sufficient accounting reserves to cover the risk of contract disputes or cancellations; 3) we issued falsely optimistic statements that did not disclose these accounting issues; and 4) our officers sold stock in early calendar year 2000 while knowing about these issues.

     On October 30, 2000, our motion to consolidate the six complaints into one class action complaint was granted. Management and outside counsel believe that the named defendants have highly meritorious defenses to the allegations made in these lawsuits. The matter is in its preliminary stages and we have retained outside counsel that has begun investigating the facts concerning the claims. Because the matter is in its preliminary stages, our outside legal counsel is not able to provide an opinion on the probable outcome of the claim and therefore, no provision for loss has been recorded on our Consolidated Financial Statements. Although we carry directors and officers liability insurance that we believe is sufficient for such class action claims, we intend to vigorously defend ourselves and deny any wrongdoing. An unfavorable outcome of this matter may have a material adverse impact on our results of operations, financial position, or liquidity.

Item 2.  Changes in Securities and Use of Proceeds.

     Our registration statement (Registration No. 333-74057) under the Securities Act of 1933, for our initial public offering, became effective on May 20, 1999. Our offering proceeds, net of aggregate expenses of approximately $4.7 million, were $34.2 million. As of September 30, 2000, we used approximately $34.2 million of those proceeds as follows (in millions):

       Construction of plant, building and facilities                $    -
       Purchase and installation of machinery and equipment               -
       Purchases of real estate                                           -
       Acquisition of The LongView Group, Inc.                         22.0
       Repayment of indebtedness                                          -
       Working capital                                                    -
       Purchase of temporary investments                               12.2
                                                                    -------
                                                                     $ 34.2
                                                                    =======

     See Note 11 of Notes to Consolidated Financial Statements for a more detailed discussion of our acquisition of The LongView Group, Inc. and payments made or to be made in connection with this acquisition. The foregoing amounts represent our best estimate of our use of the proceeds for the period indicated. We invested the net proceeds used for the purchase of temporary investments in cash, cash equivalents, and short-term investments. None of our net offering proceeds were paid directly or indirectly to our directors, officers, general partners, holders of 10 percent or more of any class of equity securities, or any of our affiliates.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's annual Meeting of Stockholders was held on July 20, 2000 in Salt Lake City, Utah. A total of 28,291,307 shares (approximately 80.2% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each were:

     (1) Election of three directors to hold office until the 2002 Annual Meeting of Stockholders: Robert W. Felton - 28,221,932 shares cast for election and 69,375 shares withheld; Ralph W. Hardy, Jr. - 28,283,706 shares cast for election and 7,601 shares withheld; Gary D. Kennedy - 28,281,276 shares cast for election and 10,031 shares withheld. The terms of the following directors continued after the meeting: Jeffery
          L. Walker, Raymond H. Bingham, and Kay R. Whitmore.

     (2) Ratification of the selection of KPMG LLP as independent auditors of the Company for the fiscal year ended December 31, 2000 - 28,279,178 shares voted for ratification, 3,309 shares voted against ratification, and 8,820 abstained.

There were no broker non-votes for the matters voted upon.

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


                                              TenFold Corporation

                                              By:  /s/ Martin F. Petersen
                                                  --------------------------
                                                   Martin F. Petersen
                                                   Chief Financial Officer

     Date: November 14, 2000