Form 10-K405
period 2000-12-31
TENFOLD CORP /UT
filed 2001-04-12
CIK 1051118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
                                  (Mark One)

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 2000

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

                               Yes [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [X]

     Market value of shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on NASDAQ on March 31, 2001 was approximately $3,208,636. Shares of Common Stock held by each current executive officer and director, and by each person who is known by the registrant to own 10 percent or more of the outstanding Common Stock, have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 10 percent of the outstanding common stock for purposes of the preceding calculation is based solely on information known by the Company and is as of March 31, 2001. This determination of affiliate status is not a conclusive determination for other purposes.

     As of March 31, 2001, there were 36,003,705 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                              TENFOLD CORPORATION
                       2000 FORM 10-K AND ANNUAL REPORT

                               TABLE OF CONTENTS
                               -----------------

                                                                                            Page
                                                                                            ----
PART I.
Item 1.    Business......................................................................     3
Item 2.    Properties....................................................................    16
Item 3.    Legal Proceedings.............................................................    19
Item 4.    Submission of Matters to a Vote of Security Holders...........................    24

PART II.
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................................    25
Item 6.    Selected Financial Data.......................................................    26
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................................    28
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....................    53
Item 8.    Financial Statements and Supplementary Data...................................    54
Item 9.    Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosure.........................................    54

PART III.
Item 10.   Directors and Executive Officers of the Registrant............................    55
Item 11.   Executive Compensation........................................................    58
Item 12.   Security Ownership of Certain Beneficial Owners and Management................    58
Item 13.   Certain Relationships and Related Transactions................................    58

PART IV.
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............    59
           Signatures....................................................................   101

                                    PART I

Item 1. Business

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as "expects," "intends," "anticipates," "should," "believes," "will," "plans," "estimates," "may," variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include: ability to generate sufficient cash flow; collectibility of final project payments; future customer revenue; increased employee and consultant costs due to project delays; limited operating history; ability to achieve cost reductions; customer complaints concerning our products and services, and the possibility of future additional complaints; shareholder complaints concerning alleged violation of securities laws, and the possibility of future additional complaints;
potential de-listing; reduced comprehensive errors and omissions insurance coverage; attraction, training and retention of employees; variability of quarterly operating results; dependence on a small number of customers; customer's fulfillment of various responsibilities; completion of fixed-time, fixed-price contracts; risks associated with the functionality and timing of new product releases; longer than expected sales cycles; ability to accurately estimate resources required for new and existing projects; changes in industry accounting guidance; competitive factors; uncertainty and volatility associated with Internet and e-business-related activities; the mix of revenues derived from license sales as compared to services; protection of intellectual property; retention of key project and management personnel; maintaining and ending strategic partnerships; and risks associated with the separation of The LongView Group, Inc. from TenFold's operations. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by TenFold Corporation with the Securities and Exchange Commission, including but not limited to, the most recent reports on Forms 10-Q and 10-K. Some of these factors are described under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Market Price of Stock."

Overview

     TenFold Corporation, ("TenFold," the "Company," or "we"), is a provider of an applications development platform, Universal Application(TM) ("UA"), and mission-critical, Universal Application-based applications for customers in communications, energy, financial services, healthcare, insurance, and other industries. TenFold also offers integration technology and services to put Universal Application-based applications into production.

     From 1993 through 1995, we engaged primarily in the development of our patented Universal Application technology and derived revenue primarily from technology development and consulting projects, generally on a time-and-materials basis. In 1996, we began using our Universal Application to develop Universal Application-based applications. From 1997 through 2000, we derived the majority of our license and service revenues from fixed-price, fixed-time applications development projects. Starting in 1998, we also began reselling vertical applications products that we had previously developed for other customers. In 2001, we intend to continue to resell vertical applications products that we have previously developed for other customers and to provide applications development and implementation services on a time-and-materials basis, rather than on a fixed-price basis, and to license the Universal Application to customers wishing to use it to build their own Universal Application-based applications.

     During the year ended December 31, 2000 we suffered some adverse changes in our business, including but not limited to:

 .    Difficulty completing delivery on a number of projects as a result of unintentional consequences of our business model, an insufficient number of experienced project leaders, and rapid decentralization

 .    Reversal of our prior track record of profitable operating performance due to lower revenues than we expected and greater than expected costs from rapid decentralization

 .    A number of our customers commencing legal proceedings against us

We have initiated the actions that we believe are necessary to correct our financial and operating difficulties, including but not limited to:

 .    Centralizing management of our delivery organization to leverage experienced management and staff, improve project management controls, and provide centralized oversight of all on-going projects

 .    Changing our applications development business model from guaranteed fixed-price projects to time-and-materials based services

 .    Focusing near-term sales efforts on existing, successful customer relationships, and on reselling completed applications

 .    Consolidating our multiple vertical subsidiaries into one corporate organization to provide better focus for employees and to solidify our core delivery and operational infrastructure

 .    Restructuring our business to significantly reduce operating costs through reductions in force and office closures

 .    Raising additional capital

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for additional information.

     We believe that our key strength is our patented Universal Application, an applications platform for rapidly building and deploying mission-critical, Universal Application-based applications with little or no programming. The Universal Application is an integrated development environment that combines applications services such as business rules definitions, transparent portability across different technologies (for example, operating systems, relational databases, network protocols), integrated reporting and analysis, automatic SQL generation, automated screen design and generation, Windows and Web-enablement, and integrated testing. We believe the Universal Application lowers the time and cost to develop transaction-intensive, database-intensive applications as compared to traditional applications development technologies.

     Using the Universal Application and TenFold ComponentWare(TM) technologies, we deliver innovative applications for our target industries. Often, these applications fill voids where packaged software solutions lack functionality, lack flexibility, or simply do not exist. Our applications support multi-tiered and Web-based environments, as well as leading database platforms and operating systems.

     We believe that our patented Universal Application and our Universal Application-based applications products provide a significant benefit to customers who want to reduce risk and achieve a more rapid time-to-market than from other sources of large-scale applications.

Industry Challenge

     Organizations worldwide face increasing pressure to install new software applications and to replace their suites of legacy applications with new systems as they seek to increase productivity, address changing business and competitive demands, and access new technology. Many organizations have spent large amounts of money building Web interfaces to existing applications. In many instances, these companies still need new or replacement applications to meet their business requirements. To obtain new or replacement applications, companies face a "buy vs. build" dilemma. This dilemma requires a company to choose between buying a packaged software application or building a custom software application, either internally or by hiring a services firm.

     Companies generally turn to independent software vendors, such as Enterprise Resource Planning ("ERP") vendors or vertical software vendors, when looking for packaged applications. In general, packaged applications promise predictable quality and relatively quick implementation, but often do not address specific industry problems, such as patient management or securities lending, and lack the functionality and flexibility that many companies need. This lack of functionality and flexibility can force companies to alter their business processes. In addition, customizing a packaged application can be costly and time-consuming, and also makes it difficult to upgrade the packaged application when subsequent releases are available.

     Alternatively, companies can build custom applications, either internally or with third parties. This approach may give them the functionality, flexibility and fit they seek, but it can carry a high risk of failure and long time frames. Companies often hire software integration or services firms to build and implement mission-critical applications. These firms generally require large numbers of consultants who may remain on site for years, and may exceed budgets and schedules without producing significantly better results than internal development organizations. In addition, these firms typically do not offer ongoing product enhancements because they build custom solutions for a single customer.

     Today's software purchasers want the best of both the "buy" and "build" options. Few alternatives offer the advantages of both. Companies are generally required to choose between the predictable, rapid implementation, and the quality benefits of packaged applications, and the tailored functionality and features of custom-built applications. They need flexible, dynamic applications that integrate with existing systems to meet today's business requirements, and that can adapt to meet changing requirements over time.

TenFold Solution

     We believe we provide applications that include feature-rich functionality, offer significant flexibility and quality, and solve the complex, expensive, and time-consuming problems of replacing outdated applications and meeting today's business challenges. We offer these customer benefits:

     Dynamic Applications that Meet Precise Needs

     We provide dynamic applications that meet precise business needs today and adapt to rapidly changing needs over time, rather than force companies to alter their business processes to conform to packaged applications. We work closely with customers through multiple iterations to develop and implement applications that meet precise needs. We have personalization technology that makes it easy for us to tailor our products to the needs of specific customers.

     Delivery and Implementation

     Our Universal Application and TenFold ComponentWare automate applications development and testing, and let us deliver mission-critical, Universal Application-based applications with little or no programming. Our optional integration technology and services automate much of the data conversion, data cleanup, applications interfacing, and production testing needed to implement our software applications.

     Lower Overall Cost

     Because TenFold can deliver large-scale, feature-rich applications with smaller development teams than many of our competitors, we believe that our applications typically cost less than those offered by these competitors. By reducing the overall development and delivery time frame, we help customers avoid expensive projects that exceed budgets and schedules. In addition, because we can easily enhance and modify TenFold applications as customer needs evolve, we believe that our products can lower the overall cost of owning and operating large-scale applications.

     Continuous Innovation and Product Enhancement

     We seek to design and build applications products with functionality and capabilities that not only meet the needs of an individual customer, but are also intended to meet the needs of other companies in the same vertical industry. We typically maintain intellectual property rights to the original applications we build, so we can license them as applications products to other companies. Because many of our applications are resalable products, rather than individual solutions for a single customer, we incorporate into custom-built applications products benefits not typically offered by traditional service providers or custom applications developers such as continuous innovation and enhancement, regular upgrades, ongoing support, training, and certification.

TenFold Technology

     TenFold applications consist of the Universal Application, select components from TenFold ComponentWare, and a description of the desired data and functionality of the specific application. Applications developers use the Universal Application to build applications with little coding, that is, without significant manual programming.

     Universal Application

     The Universal Application is an applications platform, written in C and C++. It has been in development more than eight years, exceeds 2.5 million lines of code, and is protected by two patents (see "Patents, Intellectual Property Rights, and Licensing" for additional information). The Universal Application lets applications developers build an application by describing its desired data and functionality with little or no programming in C, C++, Java, HTML, etc. Because describing business functionality is easier and faster than programming, and does not require programming skills, a small applications development team can typically deliver a complex application in less time than is the case with most custom-programmed software. Thus, for some large, complex applications, the Universal Application is a complete, tested, ready-to-execute application that lacks only a specific definition of the desired functionality and attributes. The Universal Application delivers these benefits:

 .    Faster development of complex transaction applications because the
     Universal Application eliminates manual programming for common tasks such as coding structured query language ("SQL"), coding logic functions, managing computer-to-computer communications, and coding user interface screens;

 .    Longer-lived applications that can survive changes in underlying technologies without requiring rewrites, because the Universal Application insulates applications from technical issues;

 .    Reduced maintenance costs because there is little or no code to maintain;

 .    Improved quality because the Universal Application replaces individually-coded logic with thoroughly-tested algorithms that standardize behavior;

 .    Greater consistency, by replacing one-off screen designs with a systematic approach and by eliminating the details of page layout from the application developer's task list;

 .    Demonstrated scalability as customers add users and computing capacity; and

 .    Typically sub-second response-time on properly configured hardware, because the Universal Application is heavily-optimized to adapt to the performance characteristics of the underlying operating system and database.

In addition to the above benefits, the Universal Application has many distinguishing advanced features. The following is a partial listing:

 .    Generation of all SQL statements for accessing and updating data, each highly optimized for each relational database;

 .    Automatic screen layout to ensure consistency and quality in both Web and desktop environments;

 .    Built-in support for query and update of time-varying data such as effective-dated employee records;

 .    Real-time, server-supplied screen refresh of detail and summary information as underlying data changes;

 .    Simplified rule definition and optimized rule execution for workflow, posting, access control, and other sophisticated rule types;

 .    Formal abstraction of rule purposes for validation, propagation, population, without requiring application developers to master complex event models;

 .    Shared middle-tier caching, deferred query execution, and optimistic concurrency control to minimize database server load;

 .    Codeless integration with third-party applications based on a simple interface description;

 .    Application-level data synchronization between central servers and intermittently connected laptops; and

 .    Guided interfaces to help end-users quickly master complex business processes.

The Universal Application is composed of several components for describing, executing, integrating, and configuring applications.

     Describing an Application. ApplicationXpress provides interfaces to codelessly describe an application. Applications developers describe the database that the application accesses, the transactions that implement each business process, and the rules that control behavior. ApplicationXpress is itself an application built using the Universal Application. Universal Application Tester uses patented techniques to simplify and automate functional and performance testing. Universal Application Reporter and Universal Application Analyzer use the same descriptions to provide reports and real-time data analysis.

     Executing an Application. LogicXpress runs the application, providing data and presentation services, and automatically enforces rules. Universal Application Server hosts the application, providing security, resource management, load balancing, and failover, for outstanding scalability and availability.

     Integrating an Application. Universal Application Integrator connects the TenFold application to other applications, both within a company and at its customers and suppliers. Whether exchanging files, directly accessing another database, or using real-time messaging, applications developers codelessly describe the path that data follows to meet precise business needs. Applications developers can convert and cleanse data along the way.

     Configuring an Application. The Universal Application supports many leading relational databases, server operating systems, client operating systems, Web servers and browsers, and communications systems. We carefully designed the Universal Application to simplify adding support for additional technologies in order to respond to customer or market needs.

     TenFold ComponentWare

     TenFold ComponentWare is a family of pre-written applications components that easily plug into the Universal Application to extend its functionality without programming. For example, PowerBilling provides a robust suite of add-on billing services. PowerAccounting makes it easy to add accounting cycles to application descriptions.

     TenFold Services

     In addition to applications delivery, we offer services for implementing applications, training, and customer and technical support.

     Implementing Applications--Integration Services

     We offer integration services to install TenFold applications into production. Integration services include converting and cleansing legacy data, integrating with other applications, running a parallel application, and managing the implementation project. We use the Universal Application Integrator and often begin integration services concurrent with applications development to shorten the time from the start of development to full implementation.

     Training

     We offer training so that customers can successfully operate, maintain, and evolve their applications. TenFold University offers professional certification programs to applications developers, end-users, information technology professionals, and training professionals who need to understand the Universal Application, TenFold ComponentWare, the Universal Application Integrator, and TenFold applications products. Training programs include classroom instruction, detailed courseware, and on-site training.

     Customer and Technical Support

     TenFold Applications Services provides customers with new releases of their TenFold applications, new releases of the Universal Application, on-site support immediately following project completion, additional support when their applications go into production, and applications consulting to adapt their applications to meet changing requirements over time.

Applications Products

     Our strategy is to create resalable applications products from custom development projects. We use the Universal Application to build all the applications we develop for our customers. We license many of the applications we develop for individual customers as applications products to other companies in the same vertical industries. We offer the following TenFold applications to customers:

     FlexBilling

     FlexBilling is an integrated billing application for energy and utility companies to add new clients, develop new products, and offer unique services over the Internet. Using FlexBilling, companies can offer tailored billing solutions and Internet access to account information.

     LongView 2000

     LongView 2000 is a trade order management system for buy-side institutions and provides portfolio modeling, electronic trading, and compliance functionality. On October 7, 1999, TenFold acquired all of the outstanding capital stock of The LongView Group, Inc. ("LongView"). LongView's flagship product at the date of the acquisition was LandMark, predecessor to its current flagship product, LongView 2000. On March 15, 2001, TenFold sold LongView together with the rights to develop, sell, and implement LongView 2000. Accordingly, TenFold no longer offers LongView 2000 to its customers. See "Acquisition and Subsequent Disposition of LongView" for additional information on the sale of LongView.

     MeterNow!

     MeterNow! is a meter data management application for the energy industry that integrates multiple sources of customer, meter, usage, and billing data into one source of consistent, quality data. The application automatically obtains meter and usage information, validates and edits the information, and exports settlement-ready data to designated recipients.

     PolicyXpress

     PolicyXpress provides a complete solution for insurance policy administration including Internet quoting and policy intake, expert underwriting, and automated policy renewal. Insurers use PolicyXpress to quickly define new products, including company-specific rates and rules, without programming.

     SettlementNow!

     SettlementNow! is a billing and settlement system for customers who purchase power capacity, energy and transmission services. With SettlementNow!, users define business rules to control sources of data, the complex calculations of each customer's bill, and the presentation of billing data to each customer. Companies can also give customers Internet access to view the details of their invoices and analyze usage trends.

     TenFold CardioTrac

     TenFold CardioTrac is a Web-centric, scalable cardiovascular outcomes application that captures encounter and outcomes information, patient demographics, lab data, and other procedure results for physicians and researchers. TenFold CardioTrac delivers timely, accurate, and accessible cardiovascular outcome data that healthcare providers can use to pinpoint effective treatments.

     TenFold Contract Manager

     TenFold Contract Manager is an integrated reimbursement monitoring and contract management application for integrated delivery networks, managed care organizations, and pharmaceutical companies. Using TenFold Contract Manager, healthcare organizations can manage thousands of managed care contracts via the Internet from multiple locations.

     TenFold Enterprise Relationship Manager

     TenFold Enterprise Relationship Manager ("ERM") is a business infrastructure for Internet and communications services providers. TenFold ERM provides comprehensive capabilities for service providers' core business processes including sales, ordering, provisioning, service activation, customer management, trouble management, inventory, billing, and e-business.

     TenFold Revenue Manager

     TenFold Revenue Manager is a flexible, multi-currency invoicing and revenue accounting system for institutional investment managers. Revenue Manager automates invoicing tasks, ensures accuracy, and produces complex invoices quickly and reliably so that investment managers can improve cash flow and reduce operating costs.

     TenFold Wealth Manager

     TenFold Wealth Manager is a multi-channel application that integrates a consolidated client database, customer relationship management and contact management functionality with account aggregation, banking, and investment management services.

Current Applications Product Development

     In addition to the above developed applications products, we are currently developing other applications products with customers that we expect to license to other companies. In many cases, the agreement with the original customer for a particular application requires us to pay that original customer royalties, or restricts in various ways our rights to resell the application to third parties. We have these applications currently in development with customers:

     Patient Care Expert

     Patient Care Expert will be a comprehensive suite of applications for patient management, order communications, and patient accounting. Using Patient Care Expert, hospitals and healthcare systems will be able to improve both the quality of care and the patient experience with secure Internet access to healthcare information, medical treatments, and financial records.

     Securities LendingXpress

     Securities LendingXpress will be a complete e-business application for the global securities lending marketplace. The application will link global borrowers and lenders via the Internet, allowing for immediate information exchange and real-time transactions.

     TradeXpress

     TradeXpress will be a trade order management solution that offers robust equity, fixed income, and compliance functionality via the Internet. TradeXpress will have customizable portfolio modeling, trading, and compliance functionality for institutions with high trading volumes and large numbers of users in many locations.

Customer Concentrations and TenFold Stock Ownership

     Through December 31, 2000, we have earned revenues from approximately 100 customers, including approximately 50 LongView customers. Some of our customers accounted for more than 10 percent of total annual revenues. For example, SkyTel Communications accounted for 16 percent and Allstate Insurance Company accounted for 15 percent of our annual revenues during the year ended December 31, 2000. Allstate Insurance Company accounted for 18 percent and Abbey National accounted for 10 percent of our annual revenues during the year ended December 31, 1999. Unitrin Services Company, Inc. accounted for 20 percent, Provident Companies accounted for 15 percent, Crawford & Company accounted for 13 percent, and Utica National Insurance Group accounted for 10 percent of our revenues during the year ended December 31, 1998.

     Some of our customers have purchased stock in TenFold Corporation. In December 1998, Provident Companies and Unitrin Services Company, Inc. each purchased 200,000 shares of common stock from us at a purchase price of $5.00 per share and entered into additional license and service agreements with us. Westfield Insurance Companies purchased 250,000 shares of common stock, and Utica National Insurance Group purchased 70,000 shares of common stock in our initial public offering in 1999 at $17 per share. In the additional license agreement with Provident Companies, we provided an expanded application license. In the additional license and service agreement with Unitrin Services Company, Inc., we provided an expanded application license, a Universal Application development license, and implementation and training services. We subsequently determined that the fair market value of a share of common stock at December 30, 1998 equaled $9.88. As a result, we allocated approximately $2.0 million from the contractual value of each of these licensing and service agreements to the common stock transactions. We allocated the remaining contractual balance, a total of $6.1 million, to license and service revenues. We recorded $2.8 million of the total $6.1 million as revenue in 1998, $2.3 million in 1999, and $575,000 in 2000. Unitrin canceled its contract and we will not recognize the remaining revenue of $411,000. During 2000, Provident Companies accounted for one percent of our total revenues, Unitrin Services Company, Inc. accounted for three percent of our total revenues, Utica National Insurance Group accounted for negative three percent of our total revenues, and Westfield Insurance Companies accounted for zero percent of our total revenues. During 1999, Provident Companies accounted for three percent of our total revenues, Unitrin Services Company, Inc. accounted for three percent of our total revenues, Utica National Insurance Group accounted for six percent of our total revenues, and Westfield Insurance Companies accounted for nine percent of our total revenues. During 1998, Provident Companies accounted for 15 percent of our total revenues, Unitrin Services Company, Inc. accounted for 20 percent of our total revenues, Utica National Insurance Group accounted for 10 percent of our total revenues, and Westfield Insurance Companies accounted for 1 percent of our total revenues.

     During 1999, TenFold Energy, Inc., one of our wholly owned subsidiaries, sold 1,181,600 warrants to Southern Company Energy Marketing ("SCEM"). Each warrant entitles SCEM to purchase one share of Class A Common Stock at $2.12 per share of TenFold Energy, Inc. None of these warrants, which expire December 31, 2002, were exercised as of December 31, 2000. For the year ended December 31, 2000, SCEM accounted for seven percent of our total revenues, as compared to seven percent for the year ended December 31, 1999 and zero percent for the year ended December 31, 1998.

     We have one contract with an agency of the Federal Government that can be terminated for convenience at the customer's election. The customer may cancel any undelivered portion of the deliverables under the agreement for convenience. In the event of cancellation, the customer is obligated to pay all monies due and payable through the date of termination, plus 30 percent of all future unbilled payments due under the agreement. Additionally, if TenFold does not complete certain delivery obligations by certain specified milestone dates, the contract terminates and the customer retains all license rights, subject to their obligation to pay all amounts previously due under the contract.

     See "Legal Proceedings" for information about disputes with some of these customers.

     On March 15, 2001, TenFold announced the sale of The LongView Group, Inc. to Linedata Services. At the date of sale, The LongView Group, Inc. had 53 customers that are no longer customers of TenFold as a result of this sale. See "Acquisition and Subsequent Disposition of LongView" for additional information on the sale of The LongView Group, Inc.

Sales and Marketing

     We had a difficult sales year, with sales for the year ended December 31, 2000 less than we anticipated. TenFold products and services require a substantial financial commitment by our customers. Sales cycles typically range from three to twelve months from the time we initially meet with a prospective customer until the customer hires TenFold to develop or implement an application. The sales cycle shortens considerably when we sell a completed applications product. Decision-makers are primarily senior executives of large companies in our target vertical industries.

     A significant amount of our business has come from additional projects from existing customers, referrals from existing customers, and from relationships within our target industries. To build demand for TenFold products, we identify, educate, and qualify high-potential sales prospects through a variety of corporate marketing activities, including attendance at targeted conferences and trade shows, mailings to senior business and information technology executives, advertising, public relations, private briefings with individual companies, and seminars that demonstrate our unique capabilities.

     We primarily sell TenFold products and services through our direct sales force, which includes seasoned applications sales staff. We incent the sales force based on successful achievement of revenue and other targets. In addition, we plan to establish relationships with ASPs, VARs, and software distributors in the U.S. and international markets. We intend that these third-party relationships will broaden distribution of TenFold products and increase software license revenues.

     During the year ended December 31, 2000, we conducted our sales and marketing operations through subsidiaries in the communications, energy, financial services, healthcare, insurance, and investment management industries. Each subsidiary developed independent marketing and selling strategies for each target vertical industry. Subsequent to December 31, 2000, we consolidated the sales and marketing activities in the communications, energy, financial services, healthcare, and insurance groups into one corporate sales and marketing group, but we continue to pursue targeted sales and marketing programs for these industries.

Research and Development

     Our technology organization consists of teams of development engineers and product managers. These teams use a "documentation-centric" development process that includes planning and documenting deliverables in advance, rigorously adhering to coding standards, and performing nightly regression tests of all technology. We continuously monitor quality, analyze the root-cause of defects, report daily and weekly status, and regularly communicate individual and team performance and adherence to schedule and functionality requirements.

     Our development infrastructure and processes produce documentation, quality assurance, platform certification, release management, and delivery capabilities (in addition to design and implementation functions) for our technology and products. Developers use Universal Application Tester - our integrated testing technology - to perform nightly regression tests on all products, components, and technologies under development or modification.

     Research and development expenses were approximately $25.3 million for the year ended December 31, 2000; $18.1 million in 1999; and $9.7 million in 1998. As of December 31, 2000, we had 120 research and development staff. As of April 1, 2001 we had 75 such staff. See "Employees" for additional information concerning changes in our headcount subsequent to December 31, 2000. We intend to continue to make investments in research and development to maintain and enhance the Universal Application, TenFold ComponentWare, and our applications products.

Competition

     The principal competitive factors in our markets include quality of services and products, functionality, speed of development and implementation, price, project management capability, and technical and business expertise. We compete primarily with the following:

     Vertical Software Providers

     We face competition from packaged software vendors in our target industries such as Computer Sciences Corporation in the insurance industry, McKesson-HBOC in the healthcare industry, and Portal Software in the communications industry. Vertical packaged software vendors typically have domain expertise and an established user base within a particular industry and their applications provide industry-specific functionality, but lack flexibility. We believe that delivering dynamic applications that can adapt to changing industry and business needs distinguishes us from vertical packaged software vendors.

     ERP Packaged Software Vendors

     We occasionally face competition from ERP vendors who sometimes offer industry-specific applications. Customers primarily license software packages to limit the risks associated with new software development and improve time to market. However, packaged ERP applications often require modification or force companies to alter their business processes. We believe that TenFold applications generally complement our customers' ERP solutions, rather than compete directly with them.

     Consulting and Software Integration Firms

     We face competition from consulting and software integration firms, such as Accenture and EDS, who build applications for hire. We believe that our Universal Application technology, as well as our completed applications products, give TenFold an advantage over traditional consulting firms.

     e-Services Consultants

     We compete with e-Services firms, some of which offer fixed-time, fixed-price applications development, such as Cambridge Technology Partners (recently acquired by Novell) and Sapient. These companies use structured methodologies to shorten development time frames and often break large projects into multiple, smaller ones. While this approach delivers some benefits, it can lead to costly change orders for customers as their requirements change during application development. We believe that the Universal Application gives TenFold a technological advantage for delivering large, complex applications.

     Internal Development

     We face competition from internal information technology ("IT") organizations that aim to develop and implement applications. The skill level of IT professionals varies by customer, and the current IT labor shortage makes it difficult for companies to attract and retain skilled IT professionals. In addition, internal IT departments have limited resources and few have the ability to devote staff exclusively to applications development.

Patents, Intellectual Property Rights, and Licensing

     We rely primarily on a combination of patent, copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have received two separate patents in the United States: one related to the Universal Application and the second related to Universal Application Tester, our automated testing technology. We have additional pending patent applications in the U.S. and other countries. Our trademark portfolio contains 5 U.S. trademark registrations, 8 registrations in other countries as well as 46 pending applications in the U.S. and other countries. These trademark registrations and applications in the U.S. and their counterparts in various foreign jurisdictions provide protection for our proprietary marks including our distinctive TenFold logo.

     In addition, as part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, customers, consultants, and corporate partners, and limit access to and distribution of our software, documentation, and other proprietary information. We retain ownership of the Universal Application, TenFold ComponentWare, and the Universal Application Integrator. We generally retain ownership of the applications products that we develop for customers; however, we have allowed a small number of customers to own rights to the applications we are developing for them. In these cases, the customer has granted us a license to sublicense the application to other customers. In some cases, our contracts obligate us to pay royalties on future sales of specific applications, or prohibit us from licensing applications for specified periods of time or to specified third parties.

     For information concerning risks associated with intellectual property rights, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - If we cannot protect or enforce our intellectual property rights, our competitive position would be impaired and we may become involved in costly and time-consuming litigation."

Employees

     As of December 31, 2000, we had 565 employees, including 332 in applications development, training and support, 120 in research and development, 42 in sales and marketing, and 71 in finance, administrative, and information technology support functions. None of our employees is represented by a labor union or a collective bargaining agreement and all are at-will employees.

     During the year ended December 31, 2000, our average headcount was 645. From January 1, 2000 to October 31, 2000 we increased our headcount from 535 to
744. In November 2000, we implemented a reduction in force which reduced the number of employees by 159. Subsequent to December 31, 2000, in order to consolidate our workforce in fewer locations, improve operating efficiencies, and reduce operating costs, we initiated the closure of our offices in Atlanta, Georgia; Irving, Texas; Foster City, California; and Raleigh, North Carolina, and implemented a further reduction in our workforce. After accounting for the sale of LongView, the reduction in force and attrition which has occurred since December 31, 2000, we had 398 employees on April 1, 2001.

Strategic Alliance

     We entered into a strategic alliance agreement with Perot Systems Corporation ("Perot Systems"), a systems integrator, which became effective May 1, 1999. The agreement provided for the development and delivery of applications, products, and services to TenFold and Perot Systems customers using the TenFold Way, Universal Application, TenFold ComponentWare, and the Universal Application Integrator. As part of the agreement, Perot Systems was given the opportunity to purchase 1,000,000 shares of our common stock being sold at the initial public offering price. Perot Systems purchased 1,000,000 shares in our initial public offering as contemplated by the agreement.

     The strategic alliance agreement stated that if Perot Systems failed to provide us with opportunities to contract for revenue of at least $15.0 million during the year ended April 30, 2000, Perot Systems would pay us 20 percent of the shortfall. During the three months ended June 30, 2000, and in connection with this requirement, Perot Systems paid us $540,000 which we recognized as other income. This payment fulfilled Perot System's remaining obligation to us for the year ended April 30, 2000. As part of the amendment to the strategic alliance agreement discussed below, we no longer require Perot Systems to provide us with opportunities to contract for revenue. Accordingly, we do not expect to receive similar payments in the future.

     In June 2000, we amended our strategic alliance and related agreements with Perot Systems. We also entered into a reseller agreement under which Perot Systems could sublicense our current applications and technology products for five years. Perot Systems paid us $2.0 million for initial sublicense fees and for the related application support for these products. We recognized $1.4 million of license revenue associated with these fees upon shipment of these products to Perot Systems during the three months ended June 30, 2000, and we recognized $48,000 of the related support revenues ratably over the support period from July 1, 2000 through November 30, 2000.

     In connection with the signing of this reseller agreement, we also amended two of our existing service agreements with Perot Systems and its healthcare affiliate. We committed to use a minimum number of Perot Systems staff on TenFold projects for a one-year period beginning July 1, 2000. Perot Systems agreed to reduce the standard rate that it charged us for these Perot Systems staff working on TenFold projects during this same one-year period. Additionally, as part of these changes, Perot Systems committed to dedicate two salespeople to sell TenFold products and services through June 2001.

     For various business reasons occurring during the fourth quarter of 2000, we sought to restructure the Perot Systems relationship and, effective December 8, 2000, we negotiated a restructuring agreement with Perot Systems. Under the terms of this agreement and the second amended and restated master services agreements, we agreed 1) to terminate the strategic alliance, 2) to terminate the reseller agreement, 3) to amend the amended and restated master services agreements so that we are no longer committed to use a minimum number of Perot Systems staff, 4) to refund to Perot Systems the $2.0 million they paid to us in sublicensing fees and support, as well as $646,000 in lost revenue from reducing our commitment to pay for Perot Systems staff, and 5) to pay these amounts in six equal monthly payments of $441,000 beginning January 15, 2001.

     Because of recent TenFold management changes and TenFold's continuing restructuring, we are in active discussions with Perot Systems to reconsider the scope of our future relationship and to renegotiate the December 8, 2000 agreements. Therefore, as of the date of this filing, we have not made any of the monthly payments described above. Because we cannot at this time forecast the result of our continuing discussions with Perot Systems, we have reduced revenue during the three months ended December 31, 2000 by $1.4 million including the $48,000 of support revenue, so that the net effect is that we have recognized no revenue during the year ended December 31, 2000 from the Perot Systems reseller agreement.

Acquisition and Subsequent Disposition of LongView

     On October 7, 1999 we completed the acquisition of The LongView Group, Inc. ("LongView"), developers of a leading institutional portfolio management and trading desk software application for the investment management industry. LongView's LongView 2000 product provides portfolio modeling, electronic trading and compliance functionality to many large investment management firms. Under the terms of the agreement, we acquired from Barclays California Corporation ("BarCal") all of the issued and outstanding capital stock of LongView for $22.0 million, comprised of $10.0 million in cash and a $12.0 million note from TenFold to BarCal. In addition, we incurred $416,000 in acquisition related costs. We accounted for our acquisition of LongView using the purchase method of accounting. BarCal has been a customer of LongView since 1998. BarCal has been a customer of TenFold since 1997 and, as such, has various software license and service agreements with us. Simultaneous with the acquisition, BarCal purchased a software license and related technical support services from us for $4.0 million. We recorded approximately $3.7 million of license revenue in 1999 and we recorded the remaining $300,000 as support revenue, ratably over the first annual support period. We reported our acquisition of LongView in a Form 8-K filed on October 14, 1999, as amended.

     The promissory note was due and payable in installments of $3.0 million on April 15, 2000 and $9.0 million on July 15, 2000 and bore interest at 6.5 percent. Both installment payments were made in accordance with the purchase agreement. No additional amounts remain outstanding as of December 31, 2000.

     On March 15, 2001, TenFold announced the sale of The LongView Group, Inc. to Linedata Services ("Linedata"), a European applications services provider to the financial services industry, for $29.0 million in cash proceeds. As part of our agreement with Linedata, we used $2.9 million of the proceeds from the sale to fund an escrow account to be used against any indemnification claims made by Linedata against TenFold. The terms of the escrow agreement require the funds to remain in escrow for 18 months unless the escrow agent receives release instructions from both TenFold and Linedata. Also, in connection with the sale, we incurred a state tax liability of approximately $2.7 million. We are required to make this tax payment in April 2001. We expect to recognize a gain on the sale of LongView in the first quarter of 2001. We reported our disposition of LongView in a Form 8-K filed on March 19, 2001, and in an amended Form 8-K filed on March 30, 2001.

Item 2.  Properties

      At December 31, 2000, TenFold leased the facilities described below:

            Location             Sq. Feet        Lease expires                          Use
     -----------------------    -----------    ------------------    -------------------------------------------
     San Francisco, CA              77,430              June 2008    Executive and administrative activities,
                                                                     sales, research and development,
                                                                     applications development. We sublease
                                                                     42,354 sq. feet of this space. As of the
                                                                     date of this filing, we are in the
                                                                     process of marketing additional space for
                                                                     subleasing.

     Salt Lake City , UT            25,530          December 2001    Corporate headquarters, executive and
                                                                     administrative activities, sales,
                                                                     research and development, applications
                                                                     development.

     Irving, TX                     23,386             March 2005    Executive and administrative activities,
                                                                     sales, applications development. As of
                                                                     the date of this filing, we are in the
                                                                     process of marketing this space for
                                                                     subleasing.

     Chicago, IL                    21,897         September 2008    Executive and administrative activities,
                                                                     sales, research and development,
                                                                     applications development. We are
                                                                     obligated to expand by 43,777 sq. feet
                                                                     commencing October 1, 2001. As of the
                                                                     date of this filing, we are in the
                                                                     process of renegotiating this requirement.

     Foster City, CA                18,905           January 2003    Research and development, applications
                                                                     development. As of the date of this
                                                                     filing, we are in the process of closing
                                                                     and marketing this space for subleasing.

     Atlanta, GA                    14,044            August 2004    Sales and applications development. As of
                                                                     the date of this filing, we are in the
                                                                     process of closing and marketing this
                                                                     space for subleasing.

     Salt Lake City , UT            12,834          December 2002    Administrative activities, sales,
                                                                     research and development, applications
                                                                     development. As of the date of this
                                                                     filing, we are in the process of
                                                                     marketing this space for subleasing.

     Boston, MA                     12,099              July 2002    This lease is in the process of being
                                                                     transferred to Linedata Services as part
                                                                     of the sale of The LongView Group, Inc.
                                                                     on March 15, 2001.

     Dallas, TX                     11,679           January 2004    Unoccupied at December 31, 2000.
                                                                     Subsequent to December 31, 2000,
                                                                     we subleased this office space.

     Chicago, IL                    11,544              June 2002    Unoccupied at December 31, 2000.
                                                                     Subsequent to December 31, 2000,
                                                                     we subleased this office space.

            Location             Sq. Feet        Lease expires                          Use
     -----------------------    -----------    ------------------    -------------------------------------------
     Richmond, UK                    9,361          December 2008    Administrative activities, sales,
                                                                     research and development, applications
                                                                     development. As of the date of this
                                                                     filing, we are in the process of
                                                                     marketing a portion of this space for
                                                                     subleasing.

     Raleigh, NC                     4,561               May 2003    Research and development. As of the date
                                                                     of this filing, we are in the process of
                                                                     closing and marketing this space for
                                                                     subleasing.

     London, UK                      1,100           January 2004    This lease is in the process of being
                                                                     transferred to Linedata Services as part
                                                                     of the sale of The LongView Group, Inc.
                                                                     on March 15, 2001.

     Park Ridge, NJ                  1,000              June 2001    Executive and administrative activities,
                                                                     sales.

     New York, NY                      500           January 2001    Sales, applications development.
                                                                     Subsequent to December 31, 2000,
                                                                     we extended this lease to July
                                                                     2001.

     Cambridge, MA                     240           January 2001    Sales. Unoccupied at December 31, 2000.
                                                                     Subsequent to December 31, 2000, we did
                                                                     not renew this lease.

     Eden Prairie, MN                  200           January 2001    Sales. Unoccupied at December 31, 2000.
                                                                     Subsequent to December 31, 2000, we did
                                                                     not renew this lease.
                                -----------
                      Total        246,310
                                -----------

      Utilization of these leased facilities square footage at December 31, 2000 is summarized as follows:

                           Utilization                         Sq. Feet            Percent
                           ----------------------------     ---------------    ----------------
                           Occupied                                180,293          73 percent
                           Subleased                                42,354          17 percent
                           Vacant                                   23,663          10 percent
                           ----------------------------     ---------------    ----------------
                                                 Total             246,310
                                                            ---------------

     Our principal executive offices are located near Salt Lake City, Utah where we lease approximately 38,000 square feet under leases that expire in December 2001 and December 2002.

     During the year ended December 31, 2000, we acquired two office buildings totaling 14,000 square feet and adjoining property in San Rafael, California. As of the date of this filing we are actively pursuing the sale of both buildings. We did not occupy any of this space during the year ended December 31, 2000.

     As part of the November 2000 corporate restructuring, during the three months ended December 31, 2000, we closed our Austin, Texas office, one of two offices in San Francisco, California, and reduced the size of our Salt Lake City, Utah office for a total space reduction of approximately 24,000 square feet. We also closed offices in Dallas, Texas; and Chicago, Illinois during the three months ended December 31, 2000, and subsequently subleased these offices during the three months ended March 31, 2001. See Note 22 of "Notes to Consolidated Financial Statements" for additional information.

     In March 2001 we announced plans to close additional offices in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina totaling approximately 61,000 square feet. See Note 23 of "Notes to Consolidated Financial Statements" for additional information.

     In connection with the sale of The LongView Group, Inc., we are in the process of transferring the lease for 12,099 square feet of office space in Boston, Massachusetts and the lease for 1,100 square feet of office space in London, England to Linedata Services. See "Business - Acquisition and Subsequent Disposition of LongView" for additional information.

     In May of 2000, we signed a 10-year lease for 168,000 square feet of office space in South Jordan, Utah. This lease is part of a development project. The lease, without any modification to the development project, commences upon completion of construction and our subsequent occupancy of the office space, which is estimated to occur in late 2001 or early 2002 to approximately coincide with the expiration of the lease for our current Salt Lake City headquarters. It is expected that this lease will be an operating lease. In December of 2000, we negotiated with the developer of the project to reduce our commitments under this lease obligation by 65,431 square feet. As of the date of this filing, we are pursuing options to reduce this commitment further, including the possible sublease of a significant portion of this space.

Item 3.  Legal Proceedings

Customer Disputes

     On September 17, 1999, Ohio Farmers Insurance Company doing business as Westfield Companies ("Westfield"), filed a complaint in the United States District Court for the District of Ohio seeking $5.8 million from us. The complaint alleges that we failed to deliver on contractual commitments under a license agreement with Westfield and includes specific claims of anticipatory breach of contract, breach of express warranty, and negligent misrepresentation. The $5.8 million being sought from us by Westfield was paid to us by Westfield in the first half of 1999 and was recognized as revenue by us during that period. On November 4, 1999, we filed an Answer and Counterclaim denying these allegations and seeking recovery of $3.9 million that Westfield owes us under the license agreement together with claims for additional damages. On November 3, 2000, we filed a motion for partial summary judgement seeking dismissal of Westfield's breach of contract claim. The court has not yet granted or scheduled oral argument on this motion. In addition, we have filed a motion to amend our Counterclaim to add an additional claim for breach of contract based upon Westfield's suspected retention and use of our proprietary information. Westfield did not oppose that motion, but the court has not yet issued its ruling on the motion. In February of 2001, the parties agreed to engage in non-binding mediation. Accordingly, the court issued a stay of all proceedings pending the outcome of the mediation. Based on the information currently available, we believe that we have valid defenses against Westfield's claims, and, should mediation prove ineffective, we intend to continue to vigorously defend the case and to continue to enforce vigorously our rights under the license agreement, including recovery of the $3.9 million due and owing under the agreement. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     On June 14, 2000, Nielsen Media Research, Inc. ("Nielsen"), filed a complaint in the Circuit Court of Cook County, Illinois seeking $4.5 million, plus out of pocket expenses paid by Nielsen to us. The complaint alleges that we failed to deliver on contractual commitments under a license and services agreement with Nielsen and includes specific claims of breach of contract and violation of the Illinois Consumer Fraud and Deceptive Practices Act. The amount being sought from us by Nielsen is for fees paid to us by Nielsen from the fourth quarter of 1997 through the first quarter of 2000 and recognized as revenue by us during this period. On August 30, 2000, we filed an Answer and Counterclaim denying Nielsen's claims and seeking recovery of at least $1.7 million that Nielsen owes us under the license agreement, plus our attorney fees and costs. For the three months ended December 31, 2000, we recognized no revenue from the Nielsen contract and recognized negative $292,000 in revenues from Nielsen during the same period in 1999. For the twelve months ended December 31, 2000 we recognized revenues of $283,000 as compared to $1.7 million in 1999 from Nielsen.

     The case is in its preliminary stages and based on the information currently available, we believe we have valid defenses against Nielsen's claims and we intend to vigorously defend against Nielsen's claims and enforce our rights under the agreement. On August 3, 2000, we filed a motion to dismiss Nielsen's claim under the Illinois Consumer Fraud and Deceptive Practices Act on the grounds that Nielsen had failed to state a claim under the Act. On October 19, 2000, the court granted our motion to dismiss; however, the court gave Nielsen leave to attempt to replead a claim under such Act. Nielsen has not done so. The case is now in active discovery. Our legal counsel has commenced investigation of the facts pertinent to the claims. The case is still in its preliminary stages. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     On August 18, 2000, Trumbull Services, L.L.C. ("Trumbull"), filed a demand for arbitration with the American Arbitration Association seeking a refund of at least $2.8 million paid by Trumbull to us. The arbitration will be conducted in Salt Lake City, Utah. The demand alleges that we failed to deliver on contractual commitments under the Master Software License and Service Agreement, (the "Trumbull Agreement"), as amended. Trumbull is claiming it is entitled to a refund of fees paid to us from the second quarter of 1999 through the second quarter of 2000. We recognized $3.5 million of these fees as revenue during this period. During the three months ended December 31, 2000 we recognized no revenues from the

Trumbull agreement and recognized $821,000 in revenues from Trumbull during the same period in 1999. During the twelve months ended December 31, 2000 we recognized revenues of $972,000 as compared to $2.5 million in 1999 from the Trumbull Agreement.

     On September 13, 2000, we filed an Answer and Counterclaim denying Trumbull's allegations and seeking recovery of more than $2.0 million in fees that Trumbull owes us under the Trumbull Agreement. The arbitration is in its preliminary stages and based on the information currently available, we believe we have valid defenses against Trumbull's claim and we intend to vigorously defend the matter and enforce our rights under the Trumbull Agreement, including recovery of the fees owed us by Trumbull pursuant to the Trumbull Agreement. Our outside legal counsel has commenced investigation of the facts pertinent to the claim. Because the case remains in the preliminary stages, our outside legal counsel is not able to provide an opinion on the likely or probable outcome of the arbitration, including affirmative claims and defenses that we may assert. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     On October 4, 2000, Unitrin Services Company, Inc. ("Unitrin"), sent us a notice of dispute letter requesting non-binding mediation. Unitrin was seeking a refund of fees paid by Unitrin to us for the PowerPAC application of approximately $13.3 million, plus other unspecified damages. Settlement negotiations between us and Unitrin continued and on March 8, 2001, the parties entered a Confidential Settlement Agreement and Release, dismissing all of Unitrin's claims. Our errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sum above the $100,000 of self-insurance retention already paid by TenFold to cover legal defense costs.

     On November 9, 2000, Utica Mutual Insurance Company ("Utica"), notified us of its intent to terminate the Software License and Services Agreement ("Utica Agreement") dated November 2, 1998. On December 15, 2000, Utica sent a letter to us proposing that the parties rescind the contract, that we refund all payments made by Utica, and that we compensate Utica for the expenses Utica allegedly incurred in fulfilling its contractual duties. On December 20, 2000, Utica provided us with statutorily required notice of alleged violations of Utah's Truth in Advertising statute. On January 3, 2001, Utica filed a complaint against us in the Federal District Court of Utah. In its complaint, Utica asserts claims for breach of contract, breach of warranties and guarantees, false advertising under a Utah statute, negligent misrepresentation, and fraud. Utica seeks monetary damages of approximately $15.5 million in fees and expenses under the contract, plus any additional amount recoverable under the contractual guarantee, as well as punitive damages, prejudgment interest, attorneys' fees, and costs. Utica also seeks an injunction against alleged false advertising by TenFold under a Utah truth-in-advertising statute. On January 23, 2001, we filed an Answer denying Utica's claims. On February 27, 2001, Utica filed a motion for partial summary judgment on its breach of contract claim seeking an order of rescission. On March 29, 2001 we filed our opposition to Utica's motion for partial summary judgement. Our outside legal counsel is gathering relevant documents and interviewing potential witnesses. As of December 31, 2000, of the fees paid by Utica, $1.7 million has not been recognized as revenue and is included in accrued liabilities together with an accrued loss amount of $582,000 which we established during the quarters ended June 30, 2000 and September 30, 2000 in the normal course of performing our percentage-of-completion calculations.

     The total revenues recognized by us from the Utica Agreement from November 2, 1998 through December 31, 2000, were $7.6 million. Of this amount, $3.9 million is not subject to the terms of the limited guarantee. We recognized no revenue from the Utica Agreement for the three months ended December 31, 2000, and recognized $279,000 during the same period of 1999. During the twelve months ended December 31, 2000 we recognized revenues of a negative $1.8 million as compared to $5.3 million in 1999, from Utica. The negative revenues for the twelve months ended December 31, 2000 resulted from our recognition of $2.7 million of penalties for missing interim milestone dates as stipulated in the Utica Agreement and adjustments made during our review of our estimated percentage-of-completion.

     Because the matter is in the preliminary stages, and based on the information currently available, we have not had sufficient time to evaluate our defenses against Utica's claims or the likelihood of a loss, if any. However, we will vigorously assert our rights under the Utica Agreement and defend against Utica's claims. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     On November 2, 2000, we received notice of intent to terminate the Master Software Licenses and Service Agreement (the "SCEM Agreement") between us and Southern Company Energy Marketing L.P. ("SCEM") due to an alleged material nonperformance by us. SCEM filed a demand for arbitration with the American Arbitration Association on November 22, 2000 seeking "an award of $20 million in damages, plus interest"-- an amount allegedly consisting of all amounts previously paid to us in software development plus license fees of approximately $10.2 million. We responded in a timely manner to the demand denying that we breached the contract and filed Counterclaims including a breach of contract claim against SCEM seeking damages exceeding $1 million in unpaid fees. The parties have selected an arbitrator, and the arbitration is expected to take place in Dallas, Texas in June 2001. Total revenue recognized by us during the second quarter of 1999 through the fourth quarter of 2000 was $11.5 million. For the three months ended December 31, 2000, we recognized no revenue from SCEM and recognized $1.3 million from SCEM during the same period in 1999. During the twelve months ended December 31, 2000 we recognized revenues of $4.5 million as compared to $6.8 million in 1999 from SCEM.

     The matter is in its preliminary stages, and based on the information currently available, we will vigorously assert our rights under the SCEM Agreement and defend against SCEM's claims, including recovery of the amounts that SCEM owes us and the remaining amounts due under the SCEM Agreement. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     On December 14, 2000, Crawford & Company ("Crawford") sent a letter to us purporting to give notice of breach under the terms of the Master Software License and Services Agreement between us and Crawford (the "Crawford Agreement"). Crawford's letter also purports to give notice of Crawford's election to terminate the Crawford Agreement. Crawford's letter asserts that we failed to deliver the NIMBUS software application within the agreed schedule for doing so. Although Crawford has not filed a formal complaint or made a formal demand for arbitration, Crawford is demanding refund of all fees paid by Crawford under the Crawford Agreement, plus a performance penalty of $2.0 million. The Crawford Agreement provides that, in the event of a dispute, the parties must follow a dispute resolution procedure consisting initially of a three-tiered negotiation process by which settlement negotiations are elevated to increasingly higher levels of management for 90 days before either party makes a demand for arbitration. The parties met on January 25, 2001 in the second tier of settlement negotiations. The parties were unable to reach agreement and exchanged correspondence confirming the topics discussed at the meeting. We are waiting for Crawford to initiate the third tier of negotiations. The Crawford Agreement further provides that if resolution is not achieved within the 90-day period, the dispute shall be determined by binding arbitration upon the initiation of either party. For the three months ended December 31, 2000, we recognized no revenue from Crawford and recognized negative $1.1 million in revenues from Crawford during the same period in 1999 as a result of adjustments made to our estimated costs to complete the project. During the twelve months ended December 31, 2000 we recognized revenues of $2.3 million as compared to $1.8 million in 1999, from Crawford.

     We deny that we materially breached the Crawford Agreement. Should Crawford persist in its attempt to terminate the Crawford Agreement, we will vigorously assert our rights under the Crawford Agreement and defend against Crawford's claims, including recovery of the amounts that Crawford owes us and the remaining amounts due under the Crawford Agreement totaling at least $1.8 million. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     We are aware of two additional potential customer disputes. One customer has orally informed us of its intent to terminate the agreement. The matter is in its preliminary stages, and based on the information currently available, we will vigorously assert our rights under the agreement and defend against the customer's claims, including payment of the amounts that the customer owes us and the remaining amounts due under the agreement totaling at least $ 6.2 million. While we believe that this potential dispute will be covered by one of our prior errors and omissions and umbrella liability policies, if the alleged error or omission did occur, we would need to show that it occurred during the coverage period of the prior policy. The total contract value of this potentially material customer dispute is approximately $17.6 million, of which $11.4 million has been received by us to date. Revenues recognized on this project for the three months ended December 31, 2000 total $0 as compared to $974,000 for the same period in 1999. Revenues recognized on this project for the twelve months ended December 31, 2000 total $9.6 million as compared to $974,000 in 1999. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     On April 4, 2001, we received a letter from another customer alleging that we have materially breached our contract with that customer. We are conducting an internal investigation into the allegations, but at this time we do not believe that we have materially breached the contract, and we have continued to perform under the contract. Should our internal investigation show that we are not in material breach of the contract and should the customer continue to assert that we have materially breached the contract and attempt to terminate the contract, we will vigorously assert our rights under the contract and defend ourselves against claims the customer may assert, including payment of amounts that the customer owes us and the remaining amounts due under the contract. The total value of this contract is approximately $7.5 million, of which $3.3 million has been received by us to date. Revenues recognized on this project for the three months ended December 31, 2000 total $709,000 as compared to $0 for the same period in 1999. Revenues recognized on this project for the twelve months ended December 31, 2000 total $1.3 million as compared to $0 in 1999. An unfavorable outcome of this matter may have a material adverse impact on our results of operations, financial position, or liquidity.

     As a result of the legal proceedings and contingencies noted above, we have provided an allowance for doubtful accounts of $7.3 million related to billed accounts receivable and $3.0 million related to unbilled accounts receivable at December 31, 2000. The total $10.3 million allowance was included in general and administrative expenses recorded for the year ended December 31, 2000, of which $5.4 million was expensed during the three months ended December 31, 2000.

     For the year ended December 31, 2000 we recognized a total of $19.2 million in revenues and approximately $16.0 million in direct and indirect project costs related to the disputed projects described above.

     We maintained errors and omissions and umbrella liability insurance coverage to protect ourselves in the event of claims for damages related to the performance of or failure to perform computer-related services that occurred after March 1, 1998 but prior to March 1, 2001. We believe that this insurance covers the types of alleged damages (but not unpaid or unbilled accounts receivable) that may be claimed in the legal cases and customer disputes noted above (with the possible exception of the additional potential customer dispute), as well as covering the costs of legal defense, subject to the policies' total limit, and the insurance carrier's standard reservation of rights under which the carrier defers its final determination of the amount of claims that it will cover until final disposition of a case. Although the total maximum potential liability for these disputes exceeds the policies' total limit, management believes that it is unlikely that our losses from existing claims will exceed the policies' limits. We have reserved against certain of the billed and unbilled accounts receivable related to these disputed amounts for which a loss is considered probable. An unfavorable outcome or claim not covered by an insurance policy on one or more of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     On November 18, 2000 our excess errors and omissions policy expired. On March 1, 2001, our primary errors and omissions policy expired. On March 1, 2001, we secured a new, industry standard, errors and omissions policy that covers claims made after March 1, 2001. Our new policy excludes contractual related disputes such as cost and time guarantees, and only covers software errors or omissions that occur after the delivery of software. We believe this policy provides adequate coverage for potential damages related to errors and omissions in our delivered software.

     We may in the future face other litigation or disputes with customers, employees, partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity.

Stockholder Matter

     Since August 12, 2000, six complaints have been filed in the United States District Court of Utah alleging that we and certain of our officers have violated federal securities laws. All six complaints are virtually identical and allege that 1) we improperly recognized revenues on some of our projects; 2) we failed to maintain sufficient accounting reserves to cover the risk of contract disputes or cancellations; 3) we issued falsely optimistic statements that did not disclose these accounting issues; and 4) Company insiders sold stock in early calendar year 2000 while knowing about these issues.

     On October 30, 2000, our motion to consolidate the six complaints into one class action complaint was granted. On March 7, 2001, the court appointed lead plaintiffs and lead class counsel. We have agreed to allow the plaintiffs an additional period of time in which to file an amended consolidated complaint.

     Management and outside legal counsel believe that the named defendants have meritorious defenses to the allegations made in these lawsuits. The matter is in its preliminary stages and we have retained outside counsel that has begun investigating the facts concerning the claims. Because the matter is in its preliminary stages, our outside legal counsel is not able to provide an opinion on the probable outcome of the claim and therefore, no provision for loss has been recorded in our Consolidated Financial Statements. Although we carry directors and officers liability insurance that we believe is sufficient for such class action claims, we intend to vigorously defend ourselves and we deny any wrongdoing. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

SEC Inquiry

     On May 26, 2000, the United States Securities and Exchange Commission ("SEC") issued a Formal Order Directing Private Investigation. The Order contains no specific factual allegations. We understand, however, that the SEC is conducting a non-public fact-finding inquiry into our revenue recognition decisions on approximately 12 contracts. We have received three document subpoenas from the SEC and we have complied or are in the process of complying with them. We have learned that the SEC has issued subpoenas to our independent auditors and to several of our current and former customers. In February 2001, the SEC took testimony from our former Chief Financial Officer. In March 2001 the SEC took testimony from our Senior Vice President of Applications Products and our Senior Vice President, Sales and Marketing who is also the President of TenFold Insurance, Inc.

     The inquiry is in its preliminary stages and we have retained outside legal counsel that has begun investigating the facts concerning the investigation. The SEC has a number of statutory remedies that it may use in both fraud and non-fraud (books and records) enforcement proceedings. These remedies include various forms of injunctive relief, monetary penalties, and orders barring individuals from future employment in public companies. It is too early in the inquiry to say which of these remedies, if any, the SEC might seek against us and our officers. Management and outside legal counsel believe that we have meritorious defenses to any allegations the SEC may make and intend to continue to cooperate fully with the SEC. However, because the inquiry is in its preliminary stages, our outside legal counsel is not able to provide an opinion on the probable outcome of the inquiry.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded publicly on the Nasdaq National Market under the symbol "TENF." The following table lists the high and low per share closing prices for the Common Stock as reported by the Nasdaq National Market for the calendar quarters indicated:

                                                                         2000                     1999
                                                                 ---------------------    ---------------------
                                                                  High         Low          High         Low
                                                                 --------    ---------    ---------    --------
     First Quarter ............................................    70.00        39.88            -           -
     Second Quarter............................................    56.63        16.25        31.75       22.25
     Third Quarter.............................................    17.88         4.06        38.72       24.63
     Fourth Quarter............................................     5.25         1.06        43.00       18.38

     As of March 31, 2001, there were 36,003,705 shares of the Company's Common Stock outstanding, held by approximately 210 holders of record not including those holding shares in street or nominee name.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends is also restricted under certain financial covenants related to the Company's line of credit arrangements with its lender. Future dividends, if any, will be determined by the Company's Board of Directors.

     Our Common Stock is currently traded on the Nasdaq National Market under the symbol "TENF." Due to the recent decline in the share price of our common stock and our operating losses, we could fail to meet the Nasdaq National Market's minimum listing requirements and as a result, our common stock could be de-listed. Nasdaq National Market listing requirements include a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, and maintaining a minimum bid price for the Company's share price of $1.00. The accompanying consolidated financial statements indicate that we will not meet the net tangible assets test and the public float test as of December 31, 2000. In addition, our stock price has recently been below the required $1.00 bid price. As a result, we believe we will enter into discussions with Nasdaq to determine whether our stock will be de-listed. Depending upon the outcome of these discussions, our stock could remain listed on the Nasdaq National Market, it could be listed on the Nasdaq SmallCap Market, or it could be de-listed. If our stock were de-listed from Nasdaq, there would likely be a substantial reduction in the liquidity of any investment in our common stock. De-listing could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity also makes it more difficult for us to raise capital in the future. There can be no assurance that an active trading market will be sustained in the future.

Item 6    Selected Financial Data

     The selected consolidated statement of operations data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, and the selected consolidated balance sheet data as of December 31, 2000, 1999, 1998, and 1997 are derived from, and are qualified by reference to, TenFold's audited financial statements. The selected consolidated balance sheet data as of December 31, 1996 are derived from TenFold's unaudited consolidated financial statements. The historical results are not necessarily indicative of future results.

                                                                              Year ended December 31,
                                                            -------------------------------------------------------------
                                                               2000         1999         1998        1997        1996
                                                            -----------  -----------  -----------  ----------  ----------
                                                                       (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:

       License.............................................   $ 12,416     $ 47,088     $13,382      $ 5,244     $   271
       Services............................................     50,390       45,341      26,785        8,879       2,744
                                                            -----------  -----------  ----------  -----------  ----------
             Total revenues................................     62,806       92,429      40,167       14,123       3,015

Operating expenses:
       Cost of revenues....................................     61,994       30,460      14,529        4,661         370
       Sales and marketing.................................     22,279       24,540      11,070        2,765          87
       Research and development............................     25,297       18,085       9,690        4,739       2,289
       General and administrative..........................     25,548        5,231       2,882        1,364         396
       Amortization of goodwill and acquired intangibles...      4,603        1,064           -            -           -
       Amortization of deferred compensation...............      1,188        1,427         153           34           -
       In process research and development.................          -        2,000           -            -           -
       Special charges.....................................      4,810            -           -        1,449           -
                                                            -----------  -----------  ----------  -----------  ----------
            Total operating expenses.......................    145,719       82,807      38,324       15,012       3,142
                                                            -----------  -----------  ----------  -----------  ----------
Income (loss) from operations..............................    (82,913)       9,622       1,843         (889)       (127)
                                                            -----------  -----------  ----------  -----------  ----------
Total other income, net....................................      2,152          981         375          179          28
                                                            -----------  -----------  ----------  -----------  ----------
Income (loss) before income taxes..........................    (80,761)      10,603       2,218         (710)        (99)
Provision (benefit) for income taxes.......................       (619)       4,736         495         (110)          -
                                                            -----------  -----------  ----------  -----------  ----------
Net income (loss)..........................................   $(80,142)    $  5,867     $ 1,723      $  (600)    $   (99)
                                                            ===========  ===========  ==========  ===========  ==========
Accretion of Series A and B redeemable
    preferred stock........................................          -         (391)       (915)        (274)          -
                                                            -----------  -----------  ----------  -----------  ----------
Net income (loss) applicable to common stockholders........   $(80,142)    $  5,476     $   808      $  (874)    $   (99)
                                                            ===========  ===========  ==========  ===========  ==========
Basic earnings (loss) per common share.....................   $  (2.29)    $   0.19     $  0.04      $ (0.04)    $ (0.00)
                                                            ===========  ===========  ==========  ===========  ==========
Diluted earnings (loss) per common share...................   $  (2.29)    $   0.16     $  0.03      $ (0.04)    $ (0.00)
                                                            ===========  ===========  ==========  ===========  ==========
Weighted average shares - basic (1)........................     35,035       29,278      21,551       21,542      20,285
                                                            ===========  ===========  ==========  ===========  ==========
Weighted average shares - diluted (1)......................     35,035       34,384      26,663       21,542      20,285
                                                            ===========  ===========  ==========  ===========  ==========
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents..................................   $ 13,854     $ 58,247     $15,373      $ 9,022     $ 1,211
Total current assets.......................................     19,751       77,956      23,966       10,443       1,376
Total assets...............................................     65,275      112,632      30,309       12,044       1,890
Total current liabilities..................................     66,088       44,574      12,236        2,921         585
Long-term obligations, redeemable preferred and
    common stock, less current portion.....................     10,023        3,464      14,240        8,640           -
Stockholders' equity (deficit).............................    (11,448)      61,840       3,748          483       1,305
Working capital (deficit)..................................    (46,337)      33,382      11,730        7,522         791

(1) See Note 4 of "Notes to Consolidated Financial Statements" for an explanation of the determination of the method used to determine the number of shares used in computing net earnings (loss) per share.

Supplementary Financial Information

     The following tables set forth certain unaudited quarterly results of operations of TenFold for 2000 and 1999. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

                                                                          Quarter ended
                                     -----------------------------------------------------------------------------------------
                                       Mar 31,   June 30,   Sept 30,    Dec 31,    Mar 31,   June 30,   Sept 30,    Dec 31,
                                        1999       1999       1999       1999       2000       2000       2000        2000
                                     ----------  ---------- ---------- ---------- ---------- ---------- ---------- -----------
                                                         (in thousands, except per share data)(unaudited)
   Revenues:
   License..........................   $  5,656   $  7,511   $ 10,261   $ 23,660   $  4,681   $  7,586   $  4,038   $  (3,890)
   Services.........................     10,371     11,526     13,209     10,236     26,994     18,779     14,849     (10,231)
                                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
     Total revenues.................     16,027     19,037     23,470     33,896     31,675     26,365     18,887     (14,121)
                                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
Operating expenses:
   Cost of revenues.................      6,246      6,339      7,365     10,510     11,718     16,302     18,053      15,921
   Sales and marketing..............      4,736      5,843      6,386      7,575      6,844      6,453      5,634       3,348
   Research and development.........      3,401      4,046      4,404      6,234      6,424      6,333      6,504       6,036
   General and administrative.......        820        865      1,217      2,329      1,864      6,136      8,329       9,219
   Amortization of goodwill
     and acquired intangibles.......          -          -          -      1,064      1,151      1,151      1,150       1,151
   Amortization of
     deferred compensation..........        305        384        376        362        351        316        275         246
   In process research
     and development................          -          -          -      2,000          -          -          -           -
   Special charges..................          -          -          -          -          -          -          -       4,810
                                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
     Total operating expenses.......     15,508     17,477     19,748     30,074     28,352     36,691     39,945      40,731
                                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
Income (loss) from operations.......        519      1,560      3,722      3,822      3,323    (10,326)   (21,058)    (54,852)
                                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
Total other income, net.............         88        162        324        406        508        705        442         497
                                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------

Income (loss) before income taxes
     and minority interest..........        607      1,722      4,046      4,228      3,831     (9,621)   (20,616)    (54,355)
Provision (benefit) for
     income taxes...................        234        662      1,558      2,282      1,686     (3,134)       543         286
                                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------

Net income before minority
     interest.......................        373      1,060      2,488      1,946      2,145     (6,487)   (21,159)    (54,641)
                                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------

Minority interest...................          -          -          -          -          8         (8)         -           -
                                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------

     Net income (loss)..............   $    373   $  1,060   $  2,488   $  1,946   $  2,137   $ (6,479)  $(21,159)  $ (54,641)
                                      =========  =========  =========  =========  =========  =========  =========  ==========

Accretion of Series A and B
     redeemable preferred stock.....       (248)      (143)         -          -          -          -          -           -
                                      ---------  ---------  ---------  ---------  ---------- ---------  ---------  ----------
Net income (loss) applicable to
     common stockholders............   $    125   $    917   $  2,488   $  1,946   $  2,137   $ (6,479)  $(21,159)  $ (54,641)
                                      =========  =========  =========  =========  =========  =========  =========  ==========
Basic earnings (loss)
     per common share...............   $   0.01   $   0.03   $   0.08   $   0.06   $   0.06   $  (0.19)  $  (0.61)  $   (1.55)
                                      =========  =========  =========  =========  =========  =========  =========  ==========
Diluted earnings (loss)
     per common share...............   $   0.00   $   0.03   $   0.07   $   0.05   $   0.05   $  (0.19)  $  (0.61)  $   (1.55)
                                      =========  =========  =========  =========  =========  =========  =========  ==========

     The negative revenues during the three months ended December 31, 2000 are primarily due to lower than anticipated sales, project delays and disputes on certain projects, changes in estimates on certain fixed-price projects to limit revenue recognized to costs incurred, and adjustments required to properly account for events associated with converting certain fixed-price contracts to time-and-materials-based contracts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as "expects," "intends," "anticipates," "should," "believes," "will," "plans," "estimates," "may," variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include: ability to generate sufficient cash flow; collectibility of final project payments; future customer revenue; increased employee and consultant costs due to project delays; limited operating history; ability to achieve cost reductions; customer complaints concerning our products and services, and the possibility of future additional complaints; shareholder complaints concerning alleged violation of securities laws, and the possibility of future additional complaints; potential de-listing; reduced comprehensive errors and omissions insurance coverage; attraction, training and retention of employees; variability of quarterly operating results; dependence on a small number of customers; customer's fulfillment of various responsibilities; completion of fixed-time, fixed-price contracts; risks associated with the functionality and timing of new product releases; longer than expected sales cycles; ability to accurately estimate resources required for new and existing projects; changes in industry accounting guidance; competitive factors; uncertainty and volatility associated with Internet and e-business-related activities; the mix of revenues derived from license sales as compared to services; protection of intellectual property; retention of key project and management personnel; maintaining and ending strategic partnerships; and risks associated with the separation of The LongView Group, Inc. from TenFold's operations. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by TenFold Corporation with the Securities and Exchange Commission, including but not limited to, the most recent reports on Forms 10-Q and 10-K. Some of these factors are described under the section entitled "Factors That May Affect Future Results and Market Price of Stock."

Overview

     TenFold is a provider of an applications development platform, Universal Application(TM) ("UA"), and mission-critical, Universal Application-based applications for customers in communications, energy, financial services, healthcare, insurance, and other industries. TenFold also offers integration technology and services to put Universal Application-based applications into production.

     From 1993 through 1995, we engaged primarily in the development of our patented Universal Application technology and derived revenue primarily from technology development and consulting projects, generally on a time-and-materials basis. In 1996, we began using our Universal Application to develop Universal Application-based applications. From 1997 through 2000, we derived the majority of our revenues from fixed-price, fixed-time applications development projects in which we offered a money-back guarantee (the "TenFold Guarantee"). Starting in 1998, we also began reselling vertical applications products that we had previously developed for other customers. In 1999 and early 2000 we signed several large, fixed-price, build-for-hire contracts with customers and hired many new employees. In 2001, we intend to continue to resell vertical applications products that we have previously developed for other customers and to provide applications development and implementation services on a time-and-materials basis, rather than on a fixed-price basis, and to license the Universal Application to customers wishing to use it to build their own Universal Application-based applications.

     During the year ended December 31, 2000, we experienced several difficult quarters. Our guaranteed fixed-price business model and difficulties in delivering some projects by the guaranteed date led to several customer disputes and prevented us from collecting final payments on several projects. We currently have unresolved disputes with six customers, have been orally informed that another customer intends to cancel its contract with us, and have been notified by another customer of an alleged material breach of our contract with that customer.

     As we disclosed these customer disputes in our quarterly filings, the sales environment became increasingly difficult for us. The substantial operating losses we incurred for the year ended December 31, 2000 further deteriorated our ability to sell our products and services. These sales challenges occurred at a time when industry-wide technology spending appeared to be slowing, making it even more difficult for us to attract new customers.

     In addition to experiencing lower sales, our operating results were negatively impacted by our operating structure. We conducted most of our business operations during 2000 through largely autonomous vertical subsidiaries in the communications, energy, financial services, healthcare, and insurance industries. This decentralization structure promoted redundant overhead and increased our operating costs.

     We have initiated actions in the fourth quarter of 2000 and the first quarter of 2001, that we believe are necessary to correct our financial and operating difficulties, including centralizing management of our delivery organization, changing our business model from fixed-price to time-and-materials, focusing near-term sales efforts on existing, successful customer relationships and applications products sales opportunities, consolidating our multiple vertical subsidiaries, restructuring our business to significantly reduce operating costs, and raising additional capital. Some details of these actions include:

     Strengthened Delivery Capabilities

         Subsequent to December 31, 2000, we centralized management of our delivery organization. We believe we are now better able to leverage our experienced personnel for each of our customer projects, have improved project management controls, and provide centralized oversight of all on-going projects.

         During the fourth quarter of 2000, we implemented a securities lending application at two international locations of a large global institutional investment manager.

         During the first quarter of 2001 we completed some significant product delivery milestones including implementing TenFold Wealth Manager in production at a major mortgage lender, and passing a major scalability performance benchmark for a large customer relationship management outsourcing company that included demonstrating 2,400 concurrent end-user performance against a 3 terabyte database.

     Changed Business Model

         Beginning in the fourth quarter of 2000, we no longer offer the TenFold Guarantee, and we provide applications development and implementation services on a time-and-materials basis, rather than on a fixed-price, fixed-time basis.

         During the first quarter of 2001 we began more actively promoting the Universal Application to customers wishing to use it to build their own Universal Application-based applications. One of our customers, a major insurance company, implemented in the first quarter of 2001, an insurance application that they developed using the Universal Application.

     Focused Near-term Sales Efforts

         We anticipate that sales to new customers will continue to be difficult with our current financial position and delivery record. While we endeavor to correct our financial position and delivery record, we are focusing our efforts on increasing sales to customers for whom we have successfully delivered applications. We are also focusing our sales efforts on reselling completed applications and time-and-materials service contracts, rather than on build-for-hire opportunities. During the year ended December 31, 2000 we completed or substantially completed a number of very important software applications (see "Business - Applications Products"). Although we experienced difficulties in the development process, we now have a portfolio of products available for resale.

         A substantial portion of our projected 2001 revenue and cash flow is from existing customers. We have contracts with 21 customers, five of which have future payments contingent on final project delivery. Payments contingent on final delivery total $16.0 million and, assuming project deliveries are successful, we expect to receive these payments principally in the second and third quarters of 2001. We also expect to recognize as revenue in 2001, a significant portion of our December 31, 2000 deferred revenue balance of $35.9 million, as we complete these and other projects. We recognize the importance of successfully delivering applications to these five customers and have assigned our most experienced technology and delivery staff to these projects. However, the success or failure of these projects will indicate whether our restructuring to date is sufficient to correct our operational difficulties.

     Consolidated Operations

         Subsequent to December 31, 2000, Nancy M. Harvey became our President and CEO, and we consolidated our vertical business operations into one corporate organization to reduce costs and provide better focus for employees and to solidify our core delivery and operational infrastructure.

     Restructured Business

         We commenced a restructuring of our business in November 2000 through a reduction in force of 159 employees and the closure of redundant offices in San Francisco, California; Chicago, Illinois; and Dallas, Texas. A second restructuring in March 2001 further reduced the workforce by 58 employees, and closed offices in Atlanta, Georgia; Irving, Texas; Foster City, California; and Raleigh, North Carolina. From November 2000 to April 1, 2001, we have reduced our headcount from approximately 744 to 398, and reduced the number of operating offices from 13 to 4, excluding two small office shares totaling less than 2,000 square feet.

         As a consequence of our November 2000 restructuring we reduced annualized operating costs by approximately $40 million or 26%. We expect the March 2001 restructuring to generate additional annualized savings of approximately $9 million. We expect to recognize a restructuring charge in the first quarter of 2001 relating to the second restructuring of approximately $3 million.

         Giving full effect to the consolidation described above and certain 2001 contractual expansion options, we expect our utilization of leased facilities to be as reflected in the following table. We expect a majority of these initiatives to phase in by August 2001 with all initiatives completed by December 2001. As a result, we expect to reduce our occupied space from 180,293 square feet at December 31, 2000 to 84,202 square feet by December 31, 2001.

                Utilization                Sq. Feet          Percent
                ---------------------   --------------   ---------------
                Occupied                       84,202        24 percent
                Subleased                     270,285        76 percent
                Vacant                              -         - percent
                ---------------------   --------------   ---------------
                               Total          354,487
                                        --------------

         In addition to headcount reductions and office closures, we have taken other aggressive steps to lower operating costs. In March 2001, we issued a revised travel policy to significantly reduce travel expenses, which for the year ended December 31, 2000 were approximately 13% of operating costs. We performed a comprehensive review of our network costs and expect significant reductions by canceling services in closed offices and other actions. We are reviewing expenses for company events, telecommunications, contractors, and all other expenses with the objective of minimizing operating expenses in 2001. By June 2001, we expect to be managing and operating the business out of four primary offices: Chicago, Illinois; San Francisco, California; Salt Lake City, Utah and Richmond, UK.

     Additional Capital

         On March 15, 2001 we announced the sale of The LongView Group, Inc. to Linedata Services for $29.0 million. As part of our agreement with Linedata, we placed $2.9 million of the proceeds into an escrow account. We will continue to seek additional capital to finance our operations through the remainder of 2001.

     While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent auditors' report on our financial statements, prepared by KPMG LLP, includes an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern, based upon our historical operating performance, our financial position at December 31, 2000 and our involvement in significant legal proceedings. We believe that the strength of our core technologies, product assets, customer base, and the corrective actions that we are taking, provide a solid foundation for our continued operation in 2001. Additionally, we will continue to seek additional capital to finance our operations through the remainder of 2001.

Revenue Recognition

     We derive our revenues from license fees, application development and implementation services, support, and training services. License revenues consist of fees for licensing the Universal Application as a tool or as a developed application, and license fees for the applications that we develop for our customers. We also derive license revenues from the resale of our vertical applications products. Service revenues consist of fees for application development and implementation, support and training.

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supersedes SOP 91-1, Software Revenue Recognition. Additionally, in 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. Effective January 1, 1998, we adopted the provisions of SOP 97-2, as modified by SOP 98-9.

     We generally enter into software arrangements that involve multiple elements, such as software products, enhancements, post-contract customer support ("PCS"), installation and training. We allocate a portion of the arrangement fee to each undelivered element based on the relative fair values of the elements. The fair values of an element must be based on vendor specific objective evidence ("VSOE"). We establish VSOE based on the price charged when the same element is sold separately. VSOE for services is based on standard rates for the individuals providing services. These rates are the same rates charged when the services are sold separately under time-and-materials contracts. We base VSOE for training on standard rates charged for each particular training course. These rates are the rates charged when the training is sold separately for supplemental training courses. For PCS, VSOE is determined by reference to the renewal rate that we charge the customer in future periods. The fee allocated to the delivered software product is based upon the residual method described in SOP 98-9.

     We recognize license revenues from vertical application product sales and Universal Application development licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: we have signed a noncancellable license agreement with nonrefundable fees; we have shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the vertical application license or the Universal Application development licenses are sold separately or when a Universal Application development license is sold with an application development project. License fees recognized upon achieving these criteria for the year ended December 31, 2000 were $4.4 million as compared to $31.3 million for the year ended

December 31, 1999 and $3.8 million for the year ended December 31, 1998. Services relating to the Universal Application development licenses only include post contract customer support services. Services for vertical application product licenses do not add significant functionality, features, or significantly alter the software. In addition, similar services are available from other vendors; there are no milestones or customer specific acceptance criteria which affect the realizability of the software license fee; and the software license fee is non-cancelable and non-refundable.

     The following table sets forth, for the periods indicated, the revenue recognized by type (in thousands):

                                                                         Year ended December 31,
                                                                  -----------------------------------
                                                                     2000        1999        1998
                                                                  ----------- ----------  ----------
          Products:
          Universal Application development license revenue        $       -   $  25,617   $   2,900
          Vertical application product license revenue                 4,375       5,683         920
          Solutions:
          Percentage-of-completion license revenue                     8,041      15,788       9,562
                                                                  ----------  ----------  ----------
                                   Total license revenues          $  12,416   $  47,088   $  13,382

          Percentage-of-completion service revenue                    41,295      40,472      25,267
          Time-and-materials service revenue                           3,521       1,439         527
          Maintenance revenue                                          3,849       2,331         638
          Training revenue                                             1,725       1,099         353
                                                                  ----------  ----------  ----------
                                  Total services revenues          $  50,390   $  45,341   $  26,785
                                                                  ----------  ----------  ----------
                                           Total revenues          $  62,806   $  92,429   $  40,167
                                                                  ==========  ==========  ==========

     For software arrangements that include a service element that is considered essential to the functionality of the software, we recognize license fees related to the application, and the application development service fees, over time as we perform the services, using the percentage-of-completion method of accounting and following the guidance in Statement of Position ("SOP") 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We determined our proposed fixed price for a project using a formal estimation process that takes into account the project's timetable, complexity, technical environment, risks, and other available alternatives. Members of our senior management team approved each proposal. We make adjustments, if necessary, to the estimates used in the percentage-of-completion method of accounting as work progresses under the contract and as we gain experience. The impact on net loss from a change in estimates on certain fixed-price projects to limit revenue recognized to costs incurred resulted in an $11.9 million increase in net loss and an increase of ($0.34) per share to the net loss per share for the three months ended December 31, 2000. Fixed-price project revenues are split between license and service based upon the relative fair value of the components. In 2001 we intend to provide new application development and implementation services on a time-and-materials basis, rather than on a fixed-price basis. In addition, we have converted certain of, and expect to convert more of, our existing fixed-time, fixed-price application development and implementation contracts to a time-and-materials basis. We did not recognize any profit on these converted time-and-materials projects during the year ended December 31, 2000.

     For certain projects, we limit revenue recognition in the period to the amount of direct and indirect project costs incurred in the same period, and postpone recognition of profits until results can be estimated more precisely. Beginning with the three months ended June 30, 2000 we applied this "zero profit" methodology to two existing projects. We added two additional existing projects and one new project to the "zero profit" methodology during the three months ended September 30, 2000. At December 31, 2000, we are applying this "zero profit" methodology to all fixed-price projects except those relating to our Revenue Manager and LongView applications. The total project values for ongoing projects at December 31, 2000 that we moved to the "zero profit" methodology is approximately $57.4 million. Revenue recognized from these projects during the year ended December 31, 2000 was $9.1 million as compared to $4.6 million during the year ended December 31, 1999 and none during the year ended December 31, 1998.

     In early July 2000, as a result of receiving customer correspondence that raised concerns about the status of a project, we initiated a supplemental review of our significant projects in process to reassess the status of each project and to verify the related completion percentage. Upon completion of this review, we reduced revenues on certain projects in process and increased the allowance for doubtful accounts related to unbilled accounts receivable. We updated this review as part of our normal, financial reporting process for the three months ended September 30, 2000 and December 31, 2000, and made adjustments, which resulted in further reductions to revenues and further increases to the allowance for doubtful accounts. Although we believe that we made all appropriate adjustments to properly reflect the completion percentage and status of contracts in process at December 31, 2000, we cannot be certain that similar future adjustments will not be required.

     In mid-1998, we began offering the TenFold Guarantee, a money-back guarantee for large-scale software applications. As a result, in some of our contracts, we have guaranteed that we will complete our projects within a fixed time period or we will refund the fees paid. This guarantee also requires the customer to fulfill various responsibilities within a specified time period, including reviewing and approving requirements, providing timely feedback, and providing adequate staffing, or the guarantee is voided. Accordingly, we treat this guarantee as a conditional guarantee. We recognize revenue under contracts with performance guarantees using the percentage-of-completion method of accounting. If necessary, we make provisions for estimated refunds or losses on uncompleted contracts on a contract-by-contract basis and recognize the refunds or losses in the period in which the refunds or losses become probable and we can reasonably estimate them. Beginning in the fourth quarter of 2000, we no longer offer a performance guarantee as a standard part of our contracts.

     We are currently in a loss position on one of our on-going fixed-price contracts. At December 31, 2000, we had accrued $493,000 for estimated losses we expect to incur while completing the project.

     Our current estimates for one of our fixed-price projects suggests that we will miss the guaranteed deliver date by approximately six weeks. We believe that our taking appropriate steps such as adding staff to the project team and reducing project delivery risk issues will result in our substantially delivering the project within the guarantee date. If we are unsuccessful at delivering the application covered by the guarantee by the guarantee date, the customer may cancel the contract and demand a refund of cash paid under the contract, or make other demands but continue to work with us until complete. We have included in our total estimated costs of the project at December 31, 2000, our best estimate of additional costs that we may incur if our delivery extends beyond the guarantee date. During the twelve month period ended December 31, 2000 we recognized revenue of $279,000 as compared to none in 1999. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     We have four other customers with guarantees in their fixed-price contracts. We believe that the application and required deliveries under the contracts will comply with the contractual terms of our customer agreements; however these guarantees represent a risk to us. Missing any of the deliveries for the four customers may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     We recognize support revenue from contracts for ongoing technical support and product updates ratably over the support period. We recognize training revenue as we perform the services.

Other Matters

     The timing and amount of cash received from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue and unbilled accounts receivable in any given period. We record billings and cash received in excess of revenue earned as deferred revenue. Our deferred revenue balance at December 31, 2000 was $35.9 million. Excluding $5.3 million of this balance which relates to our LongView subsidiary that we sold in March 2001 (See Note 23 of "Notes to Consolidated Financial Statements" for more information), we expect to recognize most of this amount as revenue within the next twelve months. Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned, and from application of the "zero profit" margin methodology described above. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed. We bill customers as payments become due under the terms of the customer's contract. We consider current information and events regarding our customers and their contracts and establish allowances for doubtful accounts when it is probable that we will be unable to collect amounts due under the terms of existing contracts.

     During the year ended December 31, 2000, we conducted our vertical business operations through subsidiaries in the communications, energy, financial services, healthcare, insurance, and investment management industries. During the three months ended September 30, 2000, our investment management subsidiary changed its name from TenFold Investment Management, Inc. to Argenesis Corporation ("Argenesis"). During the three months ended December 31, 2000, our financial services subsidiary merged with the Argenesis subsidiary with the combined company being called Argenesis Corporation. Subsequent to December 31, 2000, we consolidated vertical business operations into one corporate organization to provide better focus for employees and to solidify our core delivery and operational infrastructure.

     On September 30, 1999, we entered into a definitive agreement to acquire The LongView Group, Inc ("LongView"). The closing of the transaction occurred on October 7, 1999. TenFold's acquisition of LongView was reported in a Form 8-K filed on October 14, 1999, as amended. On March 15, 2001 TenFold announced the sale of LongView to Linedata Services for $29.0 million in cash. See Note 23 of "Notes to Consolidated Financial Statements" for additional information.

     Some of our customers have purchased stock in TenFold Corporation and warrants in a TenFold subsidiary. See "Business - Customer Concentrations and TenFold Stockholdings" for additional information.

     See "Legal Proceedings" for information about litigation and disputes with some of our customers.

     During the year ended December 31, 2000, the United States Securities and Exchange Commission commenced a non-public, fact-finding inquiry into TenFold. Because this inquiry is still in the early stages, management is unsure of the scope or the likely outcome of this inquiry. See "Legal Proceedings" for additional information.

     During the three months ended December 31, 2000, we incurred a charge of approximately $4.8 million related to our plans to improve our operating results by reducing headcount, by closing duplicative facilities, and by implementing other measures. See "Results of Operations - Special Charges" for additional information.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold's statements of operations to total revenues.

                                                                                         Years Ended December 31,
                                                                                 ------------------------------------------
                                                                                    2000           1999            1998
                                                                                 ----------     ----------      -----------
Revenues:
     License..............................................................               20%            51%             33%
     Services.............................................................               80%            49%             67%
                                                                                 ----------     ----------      -----------
        Total revenues....................................................              100%           100%            100%

Operating expenses:
     Cost of revenues.....................................................               99%            33%             36%
     Sales and marketing..................................................               35%            27%             28%
     Research and development.............................................               40%            20%             24%
     General and administrative...........................................               41%             6%              7%
     Amortization of goodwill and acquired intangibles....................                7%             1%              -
     Amortization of deferred compensation................................                2%             2%              -

                                                                                          Years Ended December 31,
                                                                                  ----------------------------------------
                                                                                     2000           1999            1998
                                                                                  ---------      ---------       ---------
     In process research and development..................................                -              2%             -
     Special charges......................................................                8%             -              -
                                                                                 ----------     ----------      ---------
        Total operating expenses..........................................              232%            90%            95%
                                                                                 ----------     ----------      ---------

Income (loss) from operations.............................................             (132%)           10%             5%
Total other income, net...................................................                3%             1%             1%
                                                                                 ----------     ----------      ---------
Income (loss) before income taxes.........................................             (129%)           11%             6%
Provision (benefit) for income taxes......................................               (1%)            5%             1%
                                                                                 ----------     ----------      ---------
        Net income (loss).................................................             (128%)            6%             4%
                                                                                 ==========     ==========      =========

2000 as Compared to 1999

     Revenues

     Total revenues decreased $(29.6) million, or (32) percent, to $62.8 million for the year ended December 31, 2000, as compared to $92.4 million for the year ended December 31, 1999. The decrease in revenues is primarily due to lower than anticipated sales, project delays and disputes on certain projects, adjustments on certain fixed-price projects to limit revenue recognized to costs incurred, and adjustments required to properly account for events associated with converting certain fixed-price contracts to time-and-materials-based contracts.

     Quantifiable revenue impacts during the three months ended December 31, 2000 were: a) reduction in revenue of $(11.9) million, due to a change in estimates on certain fixed-price projects to limit revenue recognized to costs incurred, b) reduction in revenue of $(7.0) million, resulting from costs to convert certain fixed-price contracts to time-and-materials-based contracts, and
c) reduction in revenue of $(7.2) million, due to disputes on certain projects.

     We believe prospective customers are delaying purchase decisions as a result of the litigation and customer disputes against us, the decline in our stock price, and our operating losses for the last several quarters.

     License revenues decreased $(34.7) million, or (74) percent, to $12.4 million for the year ended December 31, 2000 as compared to $47.1 million for the same period in 1999. License revenues represented 20 percent of total revenues during the year ended December 31, 2000 as compared to 51 percent in 1999. We recognize license revenues from vertical application product sales and some Universal Application development license sales when we have a signed noncancellable license agreement with fixed and determinable nonrefundable fees, we have shipped the product, and there are no uncertainties surrounding acceptance of the product or collection of the stated fees. Due primarily to the reasons for lower overall revenues described above, license sales for these products were lower for the year ended December 31, 2000 than in the previous year.

     Service revenues increased $5.0 million, or 11 percent, to $50.4 million for the year ended December 31, 2000 as compared to $45.3 million for 1999. Service revenues increased for the year ended December 31, 2000 compared to 1999 due to an increase in the number and size of our customer projects and as a result of the backlog created from our 1999 sales efforts.

     Revenues from international customers were approximately 11 percent of total revenues for the year ended December 31, 2000 as compared to 10 percent in 1999. The 2000 international revenue was attributable to four customers while the 1999 revenue was attributable to one customer.

     Two customers accounted for 16 percent and 15 percent of our total revenues for the year ended December 31, 2000, compared to two customers accounting for 18 percent and 10 percent of our total revenues for 1999. No other single customer accounted for more than 10 percent of our total revenues for the year ended December 31, 2000 or 1999.

     We believe that period to period comparisons between license and services revenues are not necessarily indicative of future performance given the nature of our product and services offerings and the relative emphasis we apply to these offerings in any given period.

     Operating Expenses

     Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide application development and implementation, support, and training services. Cost of revenues increased $31.5 million, or 104 percent, to $62.0 million for the year ended December 31, 2000 compared to $30.5 million for 1999. Cost of revenues as a percentage of total revenues was 99 percent for the year ended December 31, 2000 as compared to 33 percent for 1999. The increase in absolute dollars between periods was mainly due to an increase in compensation and other related costs associated with the number of employees hired to complete customer projects and in anticipation of future growth. Cost of revenues as a percentage of total revenues increased primarily because we increased employment levels and our use of outside consultants under our Perot Services agreement (see Note 13 of "Notes to Consolidated Financial Statements" for additional information regarding Perot) to assist in the completion of certain fixed-price projects and in anticipation of future sales. The percentage also increased as estimated project costs increased thus resulting in downward revenue adjustments to the previously calculated percentage-of-completion and as certain projects were placed on a "zero-profit" margin methodology. Additionally, cost of revenues as a percentage of total revenues increased for the year ended December 31, 2000 compared to 1999 as service revenues comprised a higher percentage of total revenues for 2000 compared to 1999.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses decreased $(2.3) million, or (9) percent, to $22.3 million for the year ended December 31, 2000 as compared to $24.5 million in 1999. Sales and marketing expenses as a percentage of total revenues were 35 percent for the year ended December 31, 2000 as compared to 27 percent in 1999. The decrease in 2000 in sales and marketing expenses in absolute dollars was primarily due to the Company's allocation of its resources towards completion of its more complex application development projects rather than to marketing activities. The increase in expenses as a percentage of total revenues for the year ended December 31, 2000 was due to lower than expected revenues in 2000.

     Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses increased $7.2 million, or 40 percent, to $25.3 million for the year ended December 31, 2000, as compared to $18.1 million in 1999. Research and development expenses as a percentage of total revenues were 40 percent for the year ended December 31, 2000 as compared to 20 percent in 1999. Research and development expenses grew in absolute dollars due primarily to the addition of personnel and consultants to support expanded development efforts and to facilitate product delivery to customers. Research and development expenses increased as a percentage of total revenues due to lower than expected revenues in 2000.

     General and Administrative. General and administrative expenses consist primarily of allowances for doubtful accounts and notes receivable, the costs of executive management, finance and administrative staff, recruiting, business insurance, and professional fees. General and administrative expenses increased $20.3 million, or 388 percent, to $25.5 million for the year ended December 31, 2000 as compared to $5.2 million in 1999. General and administrative expenses as a percentage of total revenues were 41 percent for the year ended December 31, 2000 as compared to 6 percent in 1999. The increase in absolute dollars and percentage of total revenues during the year ended December 31, 2000 was primarily the result of providing allowances for doubtful accounts receivable and unbilled accounts receivable of approximately $12.0 million and additional legal and accounting fees associated with the increase in customer disputes and legal proceedings described in Note 12 of "Notes to Consolidated Financial Statements." The increase was also due to establishing an allowance for doubtful notes receivable from stockholders. Although we intend to pursue collection of these notes, during the three months ended December 31, 2000, we established an allowance against these notes of $2.8 million. We also incurred additional general and administrative expenses as a result of hiring additional finance and administrative personnel to manage and support the increased complexity and scale of our operations.

     Amortization of Goodwill and Acquired Intangibles. Amortization of goodwill and acquired intangibles resulted from the acquisition of The LongView Group, Inc. ("LongView"). The remaining intangible assets, after the write-off of in process research and development, totaled $24.6 million and are being amortized over the expected lives of the goodwill and intangibles (see Note 5 of "Notes to Consolidated Financial Statements"). These lives range from five to seven years. We recorded amortization expense of goodwill and acquired intangibles of $4.6 million for the year ended December 31, 2000, as compared to $1.1 million in 1999. Since we completed the acquisition of LongView on October 7, 1999, the increase in absolute dollars from 1999 to 2000 is due to recording a full year of amortization during 2000 as compared to a partial year in 1999.

     On March 15, 2001 we announced the sale of The LongView Group, Inc. to Linedata Services for $29.0 million in cash. See Note 23 of "Notes to Consolidated Financial Statements" for additional information. As a result, we do not expect to incur any charges for amortization of goodwill and acquired intangibles related to LongView after March 15, 2001.

     Special Charges. Special charges for the year ended December 31, 2000 include a $2.9 million asset impairment charge, and a $1.9 million restructuring charge.

     Asset Impairment Charge. During the three months ended December 31, 2000, we restructured our operations to reduce operating expenses. As part of the restructuring, we closed facilities in Chicago, Illinois; Dallas, Texas; Salt Lake City, Utah; and San Francisco, California during November and December of 2000. We had $840,000 in leasehold improvements, furniture and fixtures, and other assets in these offices that we determined had no future value to us. In addition we determined that $2.1 million of computer equipment was also impaired as a result of the restructuring. Accordingly, we recorded a total asset impairment charge of $2.9 million.

     Restructuring Charge. During the three months ended December 31, 2000, we incurred a restructuring charge of $1.9 million as part of a plan to improve our operating results by reducing headcount, by closing duplicative Company facilities in Chicago, Illinois; Dallas, Texas; Salt Lake City, Utah; and San Francisco, California, and by implementing other measures. This charge is part of a plan to streamline our efforts to focus on a return to profitability. The restructuring charge was comprised of $1.1 million for headcount reductions, and $861,000 for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments. As of December 31, 2000 $1.5 million had been paid out on the restructuring charge.

     We determined our restructuring charge in accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") and Staff Accounting Bulletin No. 100 ("SAB 100"). EITF 94-3 and SAB 100 require that we commit to an exit plan before we accrue employee termination costs and exit costs. On November 14, 2000, our senior management prepared a detailed exit plan that included the termination of 159 employees and closure of certain facilities.

     In connection with the restructuring actions, we terminated the employment of 159 employees, consisting primarily of applications development employees, technical and other support employees, and administrative employees in all of our locations. In addition, we did not replace approximately 40 employees who resigned voluntarily during October and November 2000. At December 31, 2000, we had terminated all employees associated with these restructuring actions. At December 31, 2000 we had exited a portion of our facility in Salt Lake City, Utah and closed duplicative offices in Chicago, Illinois; San Francisco, California; and Dallas, Texas. We have entered into sublease arrangements for our Dallas, Texas and our Chicago, Illinois office space.

     We expect to generate annualized savings of approximately $40 million ($1.11 per share) from this restructuring, in the following areas: $30 million in reduced cost of revenues, $3 million in reduced sales and marketing expenses, $4 million in reduced research and development expenses, and $3 million in reduced general and administrative expenses.

     We also reached an agreement to decrease our lease commitment for new office space currently under construction in South Jordan, Utah, and, as of the date of this filing, we are actively pursuing the sale of two office buildings in San Rafael, California.

     Restructuring reserves are included in accrued liabilities and accounts payable at December 31, 2000. Detail of the restructuring charges as of and for the three months ended December 31, 2000 are summarized below:

        Fourth Quarter 2000 Restructuring        Original                                      Balance at
                    Actions:                       Charge       Reversals     Utilized     December 31, 2000
      --------------------------------------     -----------    ----------    ---------    -------------------
      Employee related                             $  1,057        $    -       $  916             $      141
      Facilities related                                861             -          540                    321
                                                 -----------    ----------    ---------    -------------------
                                                   $  1,918        $    -      $ 1,456             $      462
                                                 ===========    ==========    =========    ===================

                                                 Original                                      Balance at
      Balance Sheet Components:                    Charge       Reversals     Utilized     December 31, 2000
      --------------------------------------     -----------    ----------    ---------    -------------------
      Accrued liabilities                          $  1,777        $    -      $ 1,456             $      321
      Accounts payable                                  141             -            -                    141
                                                 -----------    ----------    ---------    -------------------
                                                   $  1,918        $    -      $ 1,456             $      462
                                                 ===========    ==========    =========    ===================

     On March 15, 2001 we announced plans to close additional offices in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina, and to reduce our workforce by 10 percent. We expect to recognize a restructuring charge in the first quarter of 2001 relating to the second restructuring of approximately $3 million, and to generate annualized savings of approximately $9 million ($0.26 per share) in the following areas: $5.4 million in reduced cost of revenues, $200,000 in reduced sales and marketing expenses, $3.1 million in reduced research and development expenses, and $500,000 in reduced general and administrative expenses. We expect some of the employees in these offices to consider opportunities to work in our other remaining offices. There was no impact on the financial statements for the year ended December 31, 2000 relating to these actions.

     Amortization of Deferred Compensation. Deferred compensation, along with the associated amortization, results from the granting of stock options when there is a difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of such grants. Certain grants during 1997, 1998, and 1999 were issued at a price that was less than the deemed fair value at the grant date. We are amortizing these amounts over the vesting periods of the applicable options, resulting in amortization expense of $1.2 million for the year ended December 31, 2000 as compared to $1.4 million in 1999. When employees who were granted these options leave the Company, we reduce the associated deferred compensation. The decrease in amortization expense is due to employees leaving the Company during the year ended December 31, 2000.

     In Process Research and Development. In process research and development resulted from the acquisition of LongView which we completed on October 7, 1999. At the acquisition date, LongView was in the process of conducting research and development on two products, 1) LongView 2000 and 2) TradeXpress. In connection with the acquisition, we recorded a write-off of $2.0 million for acquired in process research and development related to these two products during the three months ended December 31, 1999. The estimated costs to complete these acquired in process research and development products as of the date of acquisition were $1.2 million. We believed that the assumptions used in the LongView in process research and development analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected revenues, development costs or profitability, or the events associated with such products, will transpire as estimated. We have invested approximately $2.8 million in research and development costs to date on these products, of which $2.1 million was incurred during the year ended December 31, 2000. Remaining development activities include application testing and various product enhancements. We estimate the cost of these remaining development activities to be approximately $261,000 at December 31, 2000. See Note 5 of "Notes to Consolidated Financial Statements" for additional information.

     The fair value assigned to purchased in process research and development was determined by estimating the costs to develop the purchased in process research and development into commercially viable products and discounting the resulting net cash flows related to these projects. At the date of the acquisition, the acquired in process research and development had not yet reached technological feasibility and had no alternative future uses. Since we did not complete any acquisitions during the year ended December 31, 2000, we did not incur any such charges in 2000.

     Total Other Income, net

     Net total other income increased $1.2 million, or 119 percent, to $2.2 million for the year ended December 31, 2000 compared to $981,000 in 1999. The increase was due to an increase in interest and other income resulting from higher cash and cash equivalent balances during the first six months of 2000 as compared to the same period in 1999. These balances mainly increased due to invested proceeds from our initial public offering in May 1999. In addition, we recognized $540,000 of other income from a fee paid to us by Perot Systems during the three months ended June 30, 2000. Under their alliance agreement with us, Perot Systems was obligated to provide us with opportunities to contract for revenue of at least $15.0 million for the fiscal year ended April 30, 2000 or pay us 20 percent of the shortfall. This $540,000 payment fulfilled their remaining obligation to us for the year ended April 30, 2000. This arrangement was cancelled and we do not expect to receive similar payments in the future. We also recognized $300,000 of other income from the sublease of portions of our San Francisco and San Rafael, California offices. Interest income in both years was partially offset by interest expense resulting from notes payable and capital lease obligations.

     Provision (Benefit) for Income Taxes

     The benefit for income taxes was $(619,000) for the year ended December 31, 2000 as compared to a provision of $4.7 million for 1999. Net income tax benefit for the twelve months ended December 31, 2000, is primarily attributed to expected federal and state tax refunds from net operating loss carrybacks and other reductions to the income tax payable accounts.

     At December 31, 2000, management has established a valuation allowance of $42.6 million for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and projected net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, including the size of the current operating losses, that the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

1999 as Compared to 1998

     Revenues

     Total revenues increased to $92.4 million for the year ended December 31, 1999 from $40.2 million in 1998. The growth in total revenues resulted from an increase in the number and size of customer contracts. License revenues as a percentage of total revenues were 51 percent for the year ended December 31, 1999, as compared to 33 percent for 1998. License revenue as a percentage of total revenue increased for the year ended December 31, 1999 over the prior year as a result of an increase in the number of Universal Application development licenses and vertical applications products sold. Service revenues increased to

$45.3 million for the year ended December 31, 1999, from $26.8 million for 1998. Service revenues as a percentage of revenue were 49 percent for the year ended December 31, 1999, as compared to 67 percent for 1998. The increase in service revenues in absolute dollars resulted from an increase in the size and number of customer contracts.

     Revenues from international customers were approximately 10 percent and 1 percent of total revenues for the years ended December 31, 1999 and 1998 respectively.

     Two customers each accounted for more than 10 percent of our revenues for the year ended December 31, 1999, compared to four customers each accounting for more than 10 percent of our revenues for 1998.

     Operating Expenses

     Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide applications development and implementation, support, and training services. Cost of revenues increased to $30.5 million for the year ended December 31, 1999, from $14.5 million for 1998. Cost of revenues as a percentage of total revenues was 33 percent for the year ended December 31, 1999, compared to 36 percent for 1998. The increases in cost of revenues in absolute dollars were due to the increase in the size and number of customer contracts. The decrease in cost of revenues as a percentage of total revenues in 1999 was due to the decrease in the service revenue percentage of total revenues.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses increased to $24.5 million for the year ended December 31, 1999 from $11.1 million for 1998. Sales and marketing expenses as a percentage of total revenues were 27 percent for the year ended December 31, 1999 as compared to 28 percent for 1998. The increases in sales and marketing expenses in absolute dollars were primarily the result of hiring additional sales and marketing personnel and expanding advertising and other marketing programs in connection with the growth of our business.

     Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses increased to $18.1 million for the year ended December 31, 1999 from $9.7 million for 1998. Research and development expenses as a percentage of total revenues were 20 percent for the year ended December 31, 1999, compared to 24 percent for 1998. Research and development expenses grew in absolute dollars due primarily to the addition of personnel required to support expanded development efforts, but decreased as a percentage of total revenues as we were able to leverage these research and development efforts over an increasing revenue and customer base.

     General and Administrative. General and administrative expenses consist primarily of the costs of executive management and finance and administrative staff, recruiting, business insurance, provisions for bad debts, and professional fees. General and administrative expenses increased to $5.2 million for the year ended December 31, 1999 from $2.9 million for 1998. General and administrative expenses as a percentage of total revenues were 6 percent for 1999 compared to 7 percent for 1998. The increases in general and administrative expenses in absolute dollars were primarily the result of hiring additional finance and administrative personnel to manage and support the increased scale of our operations.

     Amortization of Goodwill and Acquired Intangibles. Amortization of goodwill and acquired intangibles resulted from the acquisition of LongView. The remaining intangible assets after the write-off of in process research and development, totaled $24.6 million and are being amortized over a five to seven year period. We recorded amortization expense of intangibles of $1.1 million for 1999. We did not incur any amortization of goodwill and acquired intangibles in 1998.

     Amortization of Deferred Compensation. Deferred compensation, along with the associated amortization, resulted from the grant of stock options when there was a difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of such grants. Certain grants during 1997, 1998, and 1999 were issued at a price which differed from the deemed fair value at the grant date. We are amortizing these amounts over the vesting periods of the applicable options, resulting in amortization expense of $1.4 million for the year ended December 31, 1999, as compared to $153,000 for 1998.

     In Process Research and Development. In connection with the LongView acquisition, we recorded a write-off of $2.0 million for in process research and development in the fourth quarter of 1999. The fair value assigned to purchased in process research and development was determined by estimating the costs to develop the purchased in process research and development into commercially viable products and discounting the resulting net cash flows related to these products. At the date of the acquisition, the acquired in process research and development had not yet reached technological feasibility and had no alternative future uses.

     In developing these cash flow projections, revenues were forecasted based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by LongView and its competitors. LongView's projected revenues are dependent upon successful introduction of the in process research and development projects. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in process research and development. Appropriate adjustments were made to operating income to derive net cash flow.

     In determining the operating cash flows related exclusively to in process research and development, management has considered the contribution of both prior technologies (as demonstrated by prior products) and existing technology or know-how that is generic among most or all products. Where appropriate, the operating income estimates for each project have been apportioned between in process research and development and the appropriate intangible asset (i.e., existing technology). The operating income apportionment factor was determined on the basis of an analysis of the specific contribution of each element of existing technology to the subject in process research and development, the estimated effect of this contribution on the profitability of the subject in process project, and the relative importance of the existing technology to the product's ultimate customer.

     The discount rate for in process research and development considers the following risk elements (in addition to the baseline business and market risks considered as part of the current product discount rate); risk of successfully completing the in process research and development project, risk that market demand will exist in the future for the in process research and development product, risk that the forecasted cost structure will be possible, and the risk that as yet unknown competitive products will emerge. An after-tax rate of 27.5 percent was applied to the in process research and development projects.

     The revenues earned by the in process research and development products represent the return on all of the assets acquired under the agreement. The cash flows generated by the new products must provide a return on each asset purchased that is consistent with the value and the relative risk of the asset. To separately value in process research and development, the value and required rate of return for other identifiable assets must be determined. The required return on these other assets is charged to (deducted from) the cash flows generated by the projects shown in the in process research and development model to determine the incremental cash flows specifically attributable to the in process research and development project.

     The estimated costs to complete the acquired in process research and development as of the date of acquisition was $1.2 million.

     Total Other Income, net

     Net total other income increased to $981,000 for the year ended December 31, 1999 as compared to $375,000 for 1998. The increase in net total other income between these periods was the result of higher cash and cash equivalent balances resulting primarily from the initial public offering. The increase in interest income in 1999 was partially offset by increased interest expense resulting from notes payable and capital leases for fixed asset financing.

     Provision/(Benefit) for Income Taxes

     The provision for income taxes was $4.7 million for the year ended December 31, 1999 as compared to $495,000 for 1998. Our effective tax rate was 45 percent for 1999 as compared to 22 percent for 1998. The increase in our effective tax rate is primarily due to greater earnings and nondeductible purchased intangibles. The effective tax rate differs from the statutory income tax rate in each year primarily due to the use of research and development credits, nondeductible purchased intangibles, and other permanent differences between the tax and financial accounting treatment of various items.

Liquidity and Capital Resources

     We have funded our operations to date primarily through cash flows from operations, through cash generated from our initial public offering in May 1999, and the private sale of securities, and through the use of lines of credit and equipment leases.

     Net cash used in operating activities was $(20.6) million for the year ended December 31, 2000 as compared to $19.3 million net cash provided by operating activities in 1999. The increase in cash flows used in operating activities was due primarily to lower than expected revenues and an increase in overall expenses associated with the increase in employees and consultants and facilities infrastructure during the year ended December 31, 2000.

     Net cash used in investing activities was $(18.5) million for the year ended December 31, 2000 as compared to $(13.2) million in 1999. During the year ended December 31, 2000 we paid $16.0 million for additional office space, including the purchase of two office buildings in San Rafael, California, as well as for equipment and furniture for additional office space in San Francisco, California; Chicago, Illinois; and Irving, Texas. The additions to restricted cash for the year ended December 31, 2000, are for deposits on real property of $2.1 million held in escrow to secure a lease on office space in South Jordan, Utah; and $340,000 held in our cash accounts to secure letters of credit used to secure leases on office space in Atlanta, Georgia and Dallas, Texas.

     Net cash used in financing activities was $(4.4) million for the year ended December 31, 2000 as compared to $36.7 million net cash provided from financing activities in 1999. Net cash used by financing activities for the year ended December 31, 2000 resulted from principal payments on notes and capital leases of $16.0 million which was partially offset by $1.5 million of proceeds from exercise of stock options, proceeds of $3.3 million from the issuance of shares under the employee stock purchase plan and $6.8 million proceeds from the issuance of notes payable. Net cash provided by financing activities in 1999 resulted primarily from the proceeds of the initial public offering.

     Pursuant to the Agreement relating to the LongView acquisition, we entered into a $12.0 million promissory note agreement with Barclays California Corporation. Under the terms of this agreement, we were required to pay installments of $3.0 million on April 15, 2000 and $9.0 million on July 15, 2000 plus interest at the rate of 6.5 percent per annum. We made both payments in accordance with the agreement. These payments are included in the $16.0 million in principal payments indicated above.

     On March 15, 2001, we announced the sale of LongView for $29.0 million in cash proceeds to Linedata Services ("Linedata"), a European applications services provider to the financial services industry. As part of our agreement with Linedata, we used $2.9 million of the proceeds from the sale to fund an escrow account to be used against any indemnification claims made by Linedata against TenFold. The terms of the escrow agreement require the funds to remain in escrow for 18 months unless the escrow agent receives release instructions from both TenFold and Linedata. Also, in connection with the sale, we incurred a state tax liability of approximately $2.7 million. We are required to make this tax payment in April 2001. As of March 31, 2001 we had an unrestricted cash and cash equivalent balance of approximately $20.7 million.

     On January 18, 1999, we entered into a Revolving Line of Credit (the "Credit Facility") providing for borrowings of up to $5.0 million. The Credit Facility included covenants relating to the maintenance of certain financial ratios and cash balances and limiting the payment of dividends. Through a series of modifications, we increased the availability under the Credit Facility to $15.0 million and established the ability to issue letters of credit against this availability. We agreed to secure outstanding letters of credit with compensating cash balances upon default or expiration of the Credit Facility. During 2000, we obtained letters of credit of approximately $3.5 million related to office leases and $2.0 million to secure a performance bond. On November 15, 2000 our ability to borrow under the Credit Facility expired. We had no borrowings under the Credit Facility. On December 1, 2000, we received notice of a right to cure, referencing failure to provide the lender with cash collateral to secure the outstanding letters of credit and our failure to meet and maintain certain financial covenants described in the Credit Facility. Upon receiving this notice, we commenced negotiations with the lender to satisfy the right to cure. On January 19, 2001 we allowed the lender to secure a perfected lien under its security agreement. On February 23, 2001, we further modified the Credit Facility with a Modification and Forbearance Agreement. This agreement provides us with a limited waiver of defaults and forbearance of remedies. The limited waiver and forbearance of remedies applies to the cash collateral and financial covenant requirements. The waiver had an expiration date of the earlier of May 31, 2001 or on the occurrence of an event of default on any of our obligations to the lender, including a $2.4 million property loan and $6.3 million in notes payable outstanding at December 31, 2000. The Agreement also allows for cross default on all of our obligations with the bank. The cash collateral agreement requires us to bring the balance of a restricted cash collateral account to $3.5 million prior to June 30, 2001. On March 16, 2001, we complied with the requirements of the cash collateral agreement and, using $3.5 million of the cash proceeds received from the sale of LongView, increased the balance in the restricted cash collateral account to $3.5 million. On April 2, 2001 we extended the waiver expiration date in the Modification and Forbearance Agreement from May 31, 2001 to January 1, 2002. Additional cash collateral amounts may be required upon expiration of the waiver to secure a performance bond. However, we expect to complete the project relating to the performance bond prior to the January 1, 2002 waiver expiration date.

     While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent auditors' report on our financial statements, prepared by KPMG LLP, includes an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern, based upon our historical operating performance, our financial position at December 31, 2000 and our involvement in significant legal proceedings. We believe that the strength of our core technologies, product assets, customer base, and the corrective actions that we are taking, provide a solid foundation for our continued operation in 2001. Additionally, we will continue to seek additional capital to finance our operations through the remainder of 2001. However, there can be no assurance that the measures taken to date or additional measures, if necessary, will prove successful.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. We adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on our business, results of operations, financial position, or liquidity.

Factors that May Affect Future Results and Market Price of Stock

     We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

     If we are unable to generate sufficient cash flow from operations, or from other sources, we may be unable to continue operations as a going concern.

     While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent auditors' report on our financial statements, prepared by KPMG LLP, includes an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern, based upon our historical operating performance, our financial position at December 31, 2000 and our involvement in significant legal proceedings. We believe that the strength of our core technologies, product assets, customer base, and the corrective actions that we are taking, provide a solid foundation for our continued operation in 2001. Additionally, we will continue to seek additional capital to finance our operations through the remainder of 2001. However, there can be no assurance that the measures taken to date or additional measures, if necessary, will prove successful.

     If we do not complete our existing projects, we may not receive final payments, which would impair our ability to continue operations.

     We believe that if we fail to complete our delivery commitments on our existing contracts, our customers may withhold their final payments. In most cases, the amounts associated with final delivery are significant. If we do not receive final payments on existing contracts, our operations, financial condition, liquidity, and prospects could be materially and adversely affected, and we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, and re-evaluate the TenFold business model as an applications development and delivery company. There can be no assurance that additional financing sources will be available to us when needed or that we will be able to execute the other potential remedies sufficiently to continue operations.

     We may continue to experience difficulty in securing future customer revenue.

     We had significantly lower revenues for the year ended December 31, 2000 than we anticipated. We believe that some prospective customers may be delaying purchase decisions as a result of the litigation and customer disputes against the Company, the decline in our stock price, and our financial results for the last several quarters. There is no assurance that we will be able to convince prospective customers to purchase products or services from us or that any customer revenue that is achieved can be sustained. If we are unable to obtain future customer revenue, our operations, financial condition, liquidity, and prospects could be materially and adversely affected, and we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, and re-evaluate the TenFold business model as an applications development and delivery company. There can be no assurance that additional financing sources will be available to us when needed or that we will be able to execute the other potential remedies sufficiently to continue operations.

     We may not be able to secure additional sources of financing when needed.

     Our business model relies upon generating new sales and receiving payments from existing customers. If we do not generate sufficient new sales or receive payments from existing customers, we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, and re-evaluate the TenFold business model as an applications development and delivery company. There can be no assurance that additional financing sources will be available to us when needed or that we will be able to execute the potential remedies sufficiently to continue operations.

     Our failure to achieve cost reductions would negatively impact quarterly operating results.

     On November 14, 2000, we announced plans to implement headcount reductions, to consolidate facilities, and to implement other measures in order to streamline our efforts to focus on a return to profitability. On March 15, 2001 we announced plans to close additional offices in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina, and to further reduce our workforce. We expect that the planned reduction of headcount, the consolidation of facilities, and the other measures will reduce total operating expenses during calendar 2001 and in future periods. Our success in realizing the benefits intended by such actions is impacted by the timing of our execution of these measures. There can be no assurance that we will be successful in our efforts to reduce operating expenses in future periods.

     We may continue to incur increased employee and consulting costs due to project delays on fixed-price contracts.

     We have experienced delays on some of our fixed-price customer projects. In an effort to complete these projects, we have added additional employee and consulting personnel to the projects. Each of these resources creates an increased cost on the project. To the extent that the cost of such additions in personnel are not contemplated in the contract price, the profit, if any, for the projects would be adversely affected. There is no assurance that we will complete these fixed-price customer contracts or that the projects will not require additional personnel. If we cannot complete these customer projects or if these customer projects continue to require additional personnel, the Company's business, results of operations, financial condition and liquidity would be materially affected.

     Our existing errors and omissions coverage may not cover all existing claims

     While we believe that our errors and omissions insurance coverage is adequate to cover current claims related to customer disputes that arise directly from our customer contracts, given the nature and complexity of the factors affecting the estimated liabilities, the actual liabilities may exceed our current errors and omissions coverage. In addition, our errors and omissions insurance carrier has issued reservations of rights letters relating to each of our existing claims. We can give no assurance that our insurance carrier will not assert its rights under any of these letters to deny coverage. In addition, no assurance can be given that we will not be subject to material additional liabilities and significant additional litigation relating to errors and omissions for existing claims and future claims. In the event that liabilities from such claims exceed our errors and omissions coverage, our business, results of operations, financial position, or liquidity could be materially and adversely affected.

     Our new errors and omissions insurance policy coverage does not cover contractual disputes.

     The errors and omissions insurance policy that we secured on March 1, 2001 is in the form of an industry standard software errors and omissions policy. As such, the policy excludes contractual related disputes such as cost and time related guarantees, and only covers software errors and omissions that occur after the delivery of software. We have previously had these types of contractual disputes related to our guarantees. No assurance can be given that we will not be subject to these types of claims in the future, which would not be covered by our current errors and omissions insurance policy, and could therefore have a material effect on our business, results of operations, financial position, or liquidity.

     We are involved in litigation and may in the future be involved in further litigation or disputes which may be costly and time-consuming, and if we suffer adverse judgements our operating results could suffer.

     We are currently involved in significant litigation and customer disputes. Additionally, one consolidated complaint has been filed alleging that the Company and certain officers have violated federal securities laws. See Note 12 of "Notes to Consolidated Financial Statements" for more information concerning these matters. We may in the future face other litigation or disputes with customers, employees, partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     Our agreements with Perot Systems may restrict our sources of additional financing

     Under agreements we reached with Perot Systems on December 8, 2000, we are required to make six monthly payments of $441,000 each to Perot Systems beginning on January 15, 2001. However, because of recent TenFold management changes and TenFold's continuing restructuring, we are in active discussions with Perot Systems to consider the scope of our future relationship. Therefore, we have not yet made these payments. Our failure to make these payments in a timely manner to Perot Systems will make effective a stipulation in the original strategic alliance agreement which prohibits us from licensing our technology or selling an equity interest in TenFold or any of our affiliates to certain Perot Systems competitors. Our inability to license our technology or sell an equity interest in TenFold or any of our affiliates to certain potential customers or investors may inhibit our ability to raise capital, if necessary, to continue operations. See "Business - Strategic Alliance" for additional information.

     Our future prospects are difficult to evaluate.

     In light of our operating results for the year ended December 31, 2000, it is difficult to evaluate our future prospects. We have only a limited number of applications completed and currently in use and there can be no assurance that we will be able to successfully complete any current or new projects. We have received customer complaints concerning some of our projects. We cannot be certain that we will not receive more customer complaints in the future. Additionally, our failure to successfully complete any current or new projects may have a material adverse impact on our financial position and results of operations. We cannot be certain that our business strategy will succeed.

     Our stock may be subject to de-listing.

     Our Common Stock is currently traded on the Nasdaq National Market under the symbol "TENF." Due to the recent decline in the share price of our common stock and our operating losses, we could fail to meet the Nasdaq National Market's minimum listing requirements and as a result, our common stock could be de-listed. Nasdaq National Market listing requirements include a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, and maintaining a minimum bid price for the Company's share price of $1.00. The accompanying consolidated financial statements indicate that we will not meet the net tangible assets test and the public float test as of December 31, 2000. In addition, our stock price has recently been below the required $1.00 bid price. As a result, we believe we will enter into discussions with Nasdaq to determine whether our stock will be de-listed. Depending upon the outcome of these discussions, our stock could remain listed on the Nasdaq National Market, it could be listed on the Nasdaq SmallCap Market, or it could be de-listed. If our stock were de-listed from Nasdaq there would likely be a substantial reduction in the liquidity of any investment in our common stock. De-listing could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity also makes it more difficult for us to raise capital in the future. There can be no assurance that an active trading market will be sustained in the future.

     There are many factors that may cause fluctuations in our quarterly financial results, and if results are below the expectations of securities market analysts, our stock price will likely decline.

     In the past, and recently, the software industry has experienced significant downturns, particularly when general economic conditions decline and spending on management information systems decreases. Our business, financial condition, and operating results may continue to fluctuate substantially from quarter-to-quarter as a consequence of general economic conditions in the software industry. In addition, our revenues and operating results may continue to vary significantly from quarter-to-quarter due to a number of factors that affect our business and the software industry, including:

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

     Due to these factors, some of which are discussed in more detail elsewhere in this section, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In future quarters, our operating results may continue to be below the expectations of securities market analysts and investors. In this event, the price of our common stock will likely fall.

     Our historical quarterly operating results have varied significantly and future adverse quarterly operating results could cause our stock price to fall.

     Historically, our quarterly operating results have varied significantly. For example, during some years, we have had quarterly profits followed by losses in subsequent quarters. Our future quarterly operating results may continue to vary significantly. Furthermore, there can be no assurance that we will not continue to suffer losses in future periods.

     If we fail to accurately estimate the resources required for a new project, or the resources required to complete existing projects, quarterly operating results could suffer and our stock price could fall.

     Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan would likely cause us to have lower margins or to suffer a loss on the project, which would negatively impact our operating results. Our revenue recognition policy requires us to make periodic adjustments to our project estimates used in the percentage-of-completion method of accounting as work progresses under the contract and as we gain experience. For example, in early July 2000, as a result of receiving customer correspondence that raised concerns about the status of a project, we initiated a supplemental review of our significant projects in process to reassess the status of each project and to verify the related completion percentage. Upon completion of this review, we reduced revenues on certain projects in process and increased the allowance for doubtful accounts related to unbilled accounts receivable. We updated this review as part of our normal, financial reporting process for the three months ended September 30, 2000 and December 31, 2000, and made adjustments, which resulted in further reductions to revenue and further increases to the allowance for doubtful accounts related to unbilled accounts receivable. Although we believe that we made all appropriate adjustments to properly reflect the completion percentage and status of contracts in process at December 31, 2000, we cannot be certain that similar future adjustments will not be required. See
Note 12 of "Notes to Consolidated Financial Statements" for information about litigation and disputes related to some of our projects.

     If we fail to adequately anticipate employee and resource utilization rates, quarterly operating results could suffer and our stock price could fall.

     Our operating expenses are largely based on anticipated revenue trends and a high percentage of our operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of our projects or in employee utilization rates did and may continue to cause significant variations in operating results in any particular quarter and could result in quarterly losses. An unanticipated termination of a major project, the delay of a project, or the completion during a quarter of several major projects did and may continue to result in under-utilized employees and could, therefore, cause us to suffer quarterly losses or adverse results of operations.

     We have experienced project delays, causing our quarterly operating results to suffer and our stock price to fall.

     Because we recognize service revenues over the period we develop an application, project delays have had and may continue to have a significant negative impact on operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Revenue Recognition" for a discussion of our revenue recognition policies. We have recently and in the past experienced delays. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Revenues" for more information concerning our customers and revenues. There can be no assurance that we will not experience project delays in the future.

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

     We are dependent on a small number of large customers and the loss of one or more of these customers may cause revenues to continue to decline.

     Although we plan to expand and diversify our customer base, as a result of our limited operating history, we have derived, and over the near term we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. The loss of any of these large customers, without their replacement by new large customers, has had and may continue to have an adverse effect on our revenues. For example, we lost several customers during the year ended December 31, 2000. In the future, revenues from a single customer or a few large customers may constitute a significant portion of our total revenues in a particular quarter. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not hire us to develop applications in a subsequent year. In addition, if a customer is involved in a corporate reorganization or business combination, that fact may delay a decision to hire us or cause the customer to choose not to hire us to develop applications in a given year. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Revenues" for more information concerning our customers and revenues.

     We have historically derived a significant portion of our revenues from customers in a small number of vertical industries.

     We developed software applications for companies in a small number of vertical industries. Our reliance on customers from particular industries subjects our business to the economic conditions impacting those industries, including those industries' demand for information technology resources. If we continue to rely on a small number of vertical industries as a major source of revenues, and those industries suffer adverse economic conditions, there will likely be a significant reduction in the demand for our products, causing revenues to suffer. Although we intend to continue to diversify our customer base, there can be no assurance that we will be able to completely do so in the near term or at all.

     Our historical guaranteed fixed-price, fixed-time contracts have had and may continue to have an adverse impact on our financial results.

     Prior to 2001, an important element of our strategy was to enter into fixed-price, fixed-time contracts, rather than time-and-materials contracts. These contracts involved risk because in certain instances they required us to absorb possible cost overruns and, if we failed to meet our performance obligations, may have required us to satisfy our performance guarantee. Historically, we guaranteed that we would complete our projects within a fixed time or the customer had the option to return the software and receive a refund of any fees paid under the contract. For fixed-price contracts, we recognized license fees related to the application and the application development service fees over time as we performed the services, using the percentage-of-completion method of accounting. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan has caused us to have lower margins or to suffer a loss on some projects, which has negatively impacted our operating results. In specific circumstances, we were required to commit unanticipated additional resources to complete projects. We will likely experience similar situations in the future. Beginning in the fourth quarter of 2000, we no longer offer the TenFold Guarantee as a standard part of our contracts.

     If we are unable to successfully market our services on a time-and-materials basis, our future operating results could suffer

     An element of our prior strategy was to enter into fixed-price, fixed-time contracts, and to provide the TenFold Guarantee as a standard part of our contracts. Beginning in the fourth quarter of 2000, we no longer offer fixed-price, fixed-time contracts or the TenFold Guarantee. We now offer our services on a time-and-materials basis. Although we believe that our prior guaranteed fixed-price offering was only one element of what motivated customers to work with us, we do not yet have much experience marketing our services on a time-and-materials basis. If we are unsuccessful marketing our services on a time-and-materials basis, or are forced to reduce our rates for such services, or are required to provide significant concessions to convert existing fixed-price projects to time-and-materials based projects, it may have a material adverse impact on our business, results of operations, financial position, or liquidity.

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

     Our failure to manage our organizational structure could impair our business.

     Historically, our growth and new projects placed significant demands on our management and other resources. With our recent closing of offices and reductions in force, we may be unable to manage our organization and projects effectively. This inability could have a material adverse effect on our ability to deliver applications in the required timeframes, the quality of our services and products, our ability to retain key personnel, our business, our financial condition, and our results of operations. Our ability to manage our current organizational structure effectively will require us to continue to develop and improve our operational, financial, and other internal systems, as well as our business development capabilities, and to train, motivate, and manage our employees, and to maintain project quality.

     A loss of Nancy M. Harvey, Jeffrey L. Walker, or any other key employee could impair our business.

     Our industry is competitive and we are substantially dependent upon the continued service of our existing executive personnel, especially Nancy M. Harvey, President and Chief Executive Officer. Furthermore, our products and technologies are complex and we are substantially dependent upon the continued service of our senior technical staff, including Jeffrey L. Walker, Chairman of the Board of Directors, Executive Vice President, and Chief Technology Officer; Sameer E. Shalaby, Senior Vice President of Development; and Adam Slovik, Senior Vice President of Applications Products. If a key employee resigns to join a competitor or to form a competing company, the loss of the employee and any resulting loss of existing or potential customers to the competing company would harm our business. We do not carry key man life insurance on any of our key employees. None of our key employees have signed an employment agreement or an agreement not to compete with TenFold upon termination of employment. We are currently in the process of negotiating employment agreements with all key executive officers. In the event of the loss of key personnel, there can be no assurance that we would be able to prevent their unauthorized disclosure or use of our technical knowledge, practices, or procedures.

     Our failure to attract and retain highly skilled employees, particularly project managers and other senior technical personnel, could impair our ability to complete projects and expand our business.

     Our business is labor intensive. Our success will depend in large part upon our ability to attract, retain, train, and motivate highly skilled employees, particularly project managers and other senior technical personnel. Any failure on our part to do so would impair our ability to adequately manage and complete existing projects, bid for and obtain new projects, and expand business. There exists significant competition for employees with the skills required to perform the services we offer. Qualified project managers and senior technical staff are in great demand and are likely to remain a limited resource for the foreseeable future. The collapsing of our vertical business group structure along with our restructuring and related headcount reductions, may make it more difficult for us to retain and compete for such employees. In addition, many of the stock options that we granted to employees are priced in excess of the current market price of our common stock. There can be no assurance that we will be successful in retaining, training, and motivating our employees or in attracting new, highly skilled employees. If we are unsuccessful in this effort or if our employees are unable to achieve expected performance levels, our business will be harmed. Although we incurred a restructuring charge, including a headcount reduction and closure of duplicative facilities, we do not believe the restructuring will prevent us from completing our current contractual obligations.

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

     We may expand our business into new vertical industries. If we are unsuccessful in developing applications that meet the needs of companies in these markets or if our applications are not competitive, our operating results will suffer. We have limited experience in developing software applications for companies outside of the industries we have targeted to date and there can be no assurance that we will be able to successfully develop these applications in the future. In addition, we will face competition from companies that have significantly greater experience in developing applications for the industries we intend to target and that have greater name recognition than we do.

     If we cannot protect or enforce our intellectual property rights, our competitive position would be impaired and we may become involved in costly and time-consuming litigation.

     Our success is dependent, in part, upon our proprietary Universal Application technology and other intellectual property rights. If we are unable to protect and enforce these intellectual property rights, our competitors will have the ability to introduce competing products that are similar to ours, and our revenues, market share, and operating results will suffer. To date, we have relied primarily on a combination of patent, copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have been granted two patents and applied for one additional patent in the United States and intend to continue to seek patents on our technology where appropriate. There can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. The laws of some countries may not protect our intellectual property rights to the same extent, as do the laws of the United States. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. This litigation could result in substantial costs and diversion of resources that would harm our business.

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

     The market for our products and services is highly competitive, and if we are not successful in competing in this market, our growth and market share will suffer. We believe that we currently compete principally with vertical software providers, ERP packaged software providers, consulting and software integration firms, e-Services consultants, and internal information technology organizations. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues, and have greater name recognition than we do. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, additional competition from new entrants into our markets.

     We believe that the principal competitive factors in our markets include quality of services and products, functionality, speed of development and implementation, price, project management capability, and technical and business expertise. We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including the ability of our competitors to hire, retain, and motivate project managers and other senior technical staff, the development by others of software and services that are competitive with our products and services, and the extent of our responsiveness to customer needs. There can be no assurance that we will be able to compete successfully with our competitors.

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

         The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 59 percent of our outstanding common stock. Jeffrey L. Walker, Chairman, Executive Vice President and Chief Technology Officer, and the Walker Children's Trust, in the aggregate, currently beneficially own approximately 49 percent of our outstanding common stock. Mr. Walker, acting with others, would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk

     As of December 31, 2000, we had cash and cash equivalents of approximately $13.9 million. Substantially all of the cash equivalents consist of highly liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the December 31, 2000 rates would cause the fair value of these cash investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and institutions, and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instruments. TenFold does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

     Currency Risk

     A portion of our operations consists of applications development and sales activities in the United Kingdom. As a result, our financial results could be affected by factors such as a change in the currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of revenues in the United Kingdom decreases. When the U.S. dollar weakens against the British pound, the value of revenues in the United Kingdom increases. The monetary assets and liabilities in our non-U.S. subsidiary which are impacted by currency fluctuations are cash, accounts receivable, fixed assets, accounts payable, deferred revenue, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the December 31, 2000 rate would cause the fair value of such monetary assets and liabilities in the United Kingdom to change by approximately $584,000. We are not currently engaged in any foreign currency hedging activities.

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

Item 10. Directors and Executive Officers of the Registrant

     a)  Executive Officers

The executive officers of the Company are as follows:

Name                                        Age  Position(s)
----                                        ---  ------------
Nancy M. Harvey............................. 47  President, Chief Executive
                                                 Officer, and Director
Donald R. Jefferis.......................... 39  Senior Vice President and
                                                 Chief of Staff, and President
                                                 of TenFold Energy, Inc.
Bernard C. Mazon............................ 51  Senior Vice President of Sales
                                                 and Marketing, and President
                                                 of TenFold Insurance, Inc.
Martin F. Petersen.......................... 40  Chief Financial Officer
Sameer E. Shalaby........................... 33  Senior Vice President of
                                                 Development
Adam Slovik................................. 34  Senior Vice President of
                                                 Applications Products
Jeffrey L. Walker........................... 58  Chairman of the Board of
                                                 Directors, Executive Vice
                                                 President, and Chief
                                                 Technology Officer

     Nancy M. Harvey joined TenFold in July 2000, and has served as President and Chief Executive Officer since January 2001. From July 2000 to December 2000, Ms. Harvey served as TenFold's Chief Operating Officer. Prior to joining TenFold, Ms. Harvey served in various capacities with Computer Science Corporation's ("CSC") Healthcare Group, a large-scale applications development, outsourcing and consulting company, including from 1999 to 2000 as Executive Vice President, from 1998 to 1999 as Chief of Staff and Acting Group Vice President of Finance and Administration, from 1997 to 1998 as a Vice President, and from 1995 to 1997 as a Principal of APM Management Consultants, a management consulting firm acquired in 1996 by CSC. From 1994 to 1995, Ms. Harvey was a Senior Manager with Ernst & Young, a public accounting firm. In addition, Ms. Harvey has held executive positions with MacNeal Health Services Corporation, a regional health delivery system. Ms. Harvey holds a BS in biology and chemistry from the College of Creative Studies at the University of California at Santa Barbara, an MBA from the Wharton School of the University of Pennsylvania, a Ph.D. in chemical physics from the University of Minnesota, and was a post-doctoral fellow at the California Institute of Technology.

     Donald R. Jefferis joined TenFold in August 1999 and has served as Senior Vice President and Chief of Staff since January 2001, and as the President of TenFold Energy, Inc., a subsidiary of TenFold, since August 1999. Prior to joining TenFold, from 1996 to 1999, Mr. Jefferis served as Vice President and Chief Information Officer of Southern Company Energy Marketing ("Southern"), a risk management and energy products company. From 1984 to 1996, Mr. Jefferis served in various capacities with Arthur Andersen LLP's Energy Risk Management Practice, a public accounting firm, including Senior Manager and Director. Mr. Jefferis holds a BS in accounting from Michigan State University.

     Bernard C. Mazon joined TenFold in July 1998 and has served as Senior Vice President of Sales and Marketing since January 2001 and as the President of the TenFold Insurance Group (later incorporated as TenFold Insurance, Inc., a subsidiary of TenFold) since October 1998. From July 1998 to October 1998, Mr. Mazon served as TenFold's Vice President of Sales for the TenFold Insurance Group. Prior to joining TenFold, from 1994 to 1998, Mr. Mazon served as Executive Vice President in the Financial Services Group at Computer Sciences Corporation, an information technology and services company. Mr. Mazon served as Executive Vice President Group Manager (Information Services) at Policy Management Systems

Corporation, a provider of enterprise applications and services ("PMSC"), from 1987 to 1994. Mr. Mazon holds a BA in business from Duquesne University.

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

     Martin F. Petersen joined TenFold in July 2000 and assumed the role of Chief Financial Officer in August 2000. Prior to joining TenFold, from 1997 to 2000 Mr. Petersen served as Vice President and Treasurer of Huntsman Corporation, a multinational chemical company. From 1989 to 1996, Mr. Petersen worked in the investment banking division of Merrill Lynch & Co., as a corporate finance Associate from 1989 to 1993, and as a corporate finance Vice President from 1993 to 1996. He holds a BA in international relations from Brigham Young University and an MBA from The University of Chicago.

     Sameer E. Shalaby joined TenFold in August 1993 and has served as its Senior Vice President of Development since October 1999. From August 1993 to October 1999, Mr. Shalaby served in various development and technical capacities at TenFold, including Vice President of Technical Architecture. Prior to joining TenFold, from 1991 to 1993, Mr. Shalaby served in various development and technical capacities in the Network Products Division at Oracle Corporation, a database software company. From 1988 to 1989, Mr. Shalaby served as a Software Engineer at Security Survival Distributed Systems, a network infrastructure and applications company. During 1988, Mr. Shalaby served as a member of NASA's Advanced Technology Unit's Technical Staff at PRC Incorporated, a systems integrator company and wholly owned subsidiary of Black & Decker, an appliance and tool company. Mr. Shalaby holds a BS in electrical engineering and computer science from The George Washington University and an MS in electrical engineering and computer science from the Massachusetts Institute of Technology.

     Adam Slovik joined Jeffrey L. Walker to found TenFold in February 1993 and has served as a Senior Vice President of Applications Products since January 2001. From 1998 through 2000, Mr. Slovik served in various senior management roles including Senior Vice President of Worldwide Applications Development. From February 1993 to October 1998, Mr. Slovik served in various development and technical capacities at TenFold, including Vice President of Applications Architecture. Prior to joining TenFold, Mr. Slovik served in various development and technical capacities in the Applications Division of Oracle Corporation, a database software company, from 1988 to 1992, including Product Manager from 1991 to 1992, Architect from 1990 to 1991, Senior Development Manager from 1989 to 1990, and Senior Developer from 1988 to 1989. Mr. Slovik holds a BS in electrical engineering from the California Institute of Technology.

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

          Disclosure of Delinquent Filers Pursuant to Item 405 of Regulation S-K

     (c)  Section 16
     The information required by this Item is incorporated by reference to the section entitled "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11. Executive Compensation

     The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement. The information specified in Item 402(k) and (l) of Regulation S-K and set forth in the Company's Proxy Statement is incorporated herein by reference.

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

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)              1. Financial Statements and Notes to Consolidated Financial
                    Statements

                 The following financial statements are filed as part of this report:

                              TENFOLD CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               Page
                  Report of Independent Auditors.............................................   61
                  Consolidated Balance Sheets as of December 31, 2000 and 1999...............   62
                  Consolidated Statements of Operations
                  for each of the years in the three year period ended December 31, 2000.....   63
                  Consolidated Statements of Changes in
                  Stockholders' Equity (Deficit) and Comprehensive Income (Loss)
                  for each of the years in the three year period ended December 31, 2000.....   64
                  Consolidated Statements of Cash Flows
                  for each of the years in the three year period ended December 31, 2000.....   65
                  Notes to Consolidated Financial Statements.................................   66

(a)               2. Financial Statement Schedule

                  The following financial statement schedule is filed as a part of this report:

                  Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2000, 1999, and 1998

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

     Number                                 Description
     3.2**        Fourth Amended and Restated Certificate of Incorporation of
                  TenFold.(1)
     3.3**        Bylaws of TenFold, as currently in effect.(1)
     3.4**        Amendment to Bylaws dated March 2, 1999.(1)
     4.1**        Reference is made to Exhibits  3.2 and 3.3.(1)
     4.2**        Specimen Stock Certificate.(1)
     4.3**        Amended and Restated Investors' Rights Agreement dated
                  November 24, 1997, as amended, by and among TenFold, Gary D.
                  Kennedy, Jeffrey L. Walker, the Walker Children's Trust and the Investors (as defined therein).(1)
    10.1**        Office Lease at 180 W. Election Road, Draper, Utah dated
                  November 12, 1996 between TenFold and Draper Park North.(2)
    10.2**#       Employment Agreement dated September 1, 1996 between TenFold
                  (formerly known as KeyTex Corporation and Gary D. Kennedy.(1)

    10.3**#       Restricted Stock Purchase Agreement dated September 1, 1996 between TenFold (formerly known as KeyTex Corporation) and
                  Gary D. Kennedy.(1)
    10.4**#       Letter Agreement dated March 3, 1999 between TenFold and
                  Bernard C. Mazon.(1)
    10.5**        Form of Indemnification Agreement between TenFold and an
                  executive officer and its directors.(1)
    10.6**#       1993 Flexible Stock Incentive Plan, as amended.(2)
    10.7**#       1999 Stock Plan.(1)
    10.8**#       1999 Employee Stock Purchase Plan.(1)
    10.9#         2000 Employee Stock Option Plan.
    10.10         Restructuring Agreement effective December 8, 2000 between
                  Perot Systems Corporation and TenFold.
    10.11**       Purchase and Sale Agreement effective February 14, 2000
                  between 181 Investors and TenFold (3)
    10.12**       Lease Agreement effective April 28, 2000 between Boyer Jordan
                  Valley 1, L.C. and TenFold. (3)
    10.13**       Lease 200 South Wacker Drive Chicago, Illinois effective June
                  6, 2000 between 200 South Wacker Drive, L.L.C. and TenFold.
                  (4)
    10.14         First Amendment to Lease Agreement effective November 30, 2000 between Boyer Jordan Valley 1, L.C. and TenFold.
    11*           Computation of Shares used in Computing Basic and Diluted Net
                  Income (Loss) Per Share.
    21            List of subsidiaries.
    23.1          Consent of KPMG LLP.

     * Incorporated by reference to "Notes to Consolidated Financial Statements" herein
    **    Previously filed
     #    Indicates management contract or compensatory plan or arrangement

1) Filed on March 8, 1999 as an exhibit to the Company's Registration Statement on Form S-1 and incorporated by reference
2) Filed on April 20, 1999 as an exhibit to Amendment 1 to the Company's Registration Statement on Form S-1 and incorporated by reference
3) Filed on May 5, 2000 as an exhibit to the Company's Quarterly Report on Form 10-Q and incorporated by reference
4) Filed on August 14, 2000 as an exhibit to the Company's Quarterly Report on Form 10-Q and incorporated by reference

(a)               Reports on Form 8-K

                  None

REPORT OF INDEPENDENT AUDITORS

     Board of Directors and Stockholders
     TenFold Corporation:

     We have audited the consolidated financial statements of TenFold Corporation and subsidiaries as listed in Item 14a of the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14a of the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TenFold Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements and related financial statement schedule have been prepared assuming that the Company will continue as a going concern. The Company suffered a significant loss from operations during the year ended December 31, 2000, has a substantial deficit in working capital and stockholder's equity at December 31, 2000, had negative cash flow from operations for the year ended December 31, 2000 and is involved in significant legal proceedings that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are described in
Note 2. The consolidated financial statements and related financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

                                                    KPMG LLP


     Salt Lake City, Utah
     April 9, 2001

                              TENFOLD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                                                December 31,
                                                                                         --------------------------
                                                                                            2000           1999
                                                                                         ------------   -----------
                                          Assets
    Current assets:
        Cash and cash equivalents.....................................................   $    13,854    $    58,247
        Accounts receivable, (net of allowances for doubtful accounts
           of  $7,338 and $725 respectively)..........................................         3,451         10,713
        Unbilled accounts receivable, (net of allowances for doubtful accounts
           of  $2,949 and $0 respectively)............................................           282          4,377
        Prepaid expenses and other assets.............................................           652            889
        Deferred income taxes.........................................................           612          2,650
        Income taxes receivable.......................................................           644              -
        Other assets, (net of allowances of $236, and $0 respectively)................           256          1,080
                                                                                         -----------    -----------
               Total current assets...................................................        19,751         77,956

        Restricted cash...............................................................         2,598            111
        Property and equipment, net...................................................        20,234          9,810
        Assets held for sale..........................................................         2,944              -
        Due from stockholders, (net of allowances of $860, and $0 respectively).......            40          1,000
        Other assets..................................................................           770            216
        Goodwill and other intangibles, net...........................................        18,938         23,539
                                                                                         -----------    -----------
               Total assets...........................................................   $    65,275    $   112,632
                                                                                         ===========    ===========

                           Liabilities and Stockholders' Equity

    Current liabilities:
        Accounts payable..............................................................   $     9,769    $     2,903
        Income taxes payable..........................................................           766          1,142
        Accrued liabilities...........................................................        12,043         16,836
        Deferred revenue..............................................................        35,853          9,066
        Current installments of obligations under capital leases.....................          3,381            926
        Current installments of notes payable.........................................         3,377          1,701
        Promissory note...............................................................             -         12,000
        Other current liabilities.....................................................           899              -
                                                                                         -----------    -----------
               Total current liabilities..............................................        66,088         44,574
                                                                                         -----------    -----------
    Long-term liabilities:

        Deferred income taxes.........................................................           612          2,754
        Obligations under capital leases, excluding current installments..............         3,498          1,175
        Notes payable, excluding current installments.................................         5,284          2,289
        Other long-term liabilities...................................................         1,241              -
                                                                                         -----------    -----------
               Total long-term liabilities............................................        10,635          6,218
                                                                                         ------------   -----------

    Contingencies (Note 12)

    Stockholders' equity (deficit):
        Common stock, $0.001 par value:
        Authorized: 120,000,000 shares
           Issued and outstanding shares: 35,735,858 shares at December 31, 2000 and
           34,806,602 shares at December 31, 1999.....................................            36             35
        Additional paid-in capital....................................................        66,170         62,672
        Notes receivable from stockholders, (net of allowances of $1,686, and $0
        respectively).................................................................          (429)        (1,155)
        Deferred compensation.........................................................        (2,132)        (5,611)
        Retained earnings (accumulated deficit).......................................       (74,270)         5,872
        Accumulated other comprehensive income (loss).................................          (823)            27
                                                                                         -----------    -----------
               Total stockholders' equity (deficit)...................................       (11,448)        61,840
                                                                                         -----------    -----------
               Total liabilities and stockholders' equity (deficit)...................   $    65,275    $   112,632
                                                                                         ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements

                              TENFOLD CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                                   Year Ended December 31,
                                                                       -------------------------------------------
                                                                           2000           1999            1998
                                                                       -----------    ------------     -----------
Revenues:
    License........................................................    $    12,416    $     47,088     $    13,382
    Services.......................................................         50,390          45,341          26,785
                                                                       -----------    ------------     -----------
         Total revenues............................................         62,806          92,429          40,167
                                                                       -----------    ------------     -----------
Operating expenses:
    Cost of revenues (exclusive of non-cash compensation
         of $430, $584, and $84 respectively) .....................         61,994          30,460          14,529
    Sales and marketing (exclusive of non-cash compensation
         of $279, $382, and $32 respectively) .....................         22,279          24,540          11,070
    Research and development (exclusive of non-cash compensation
         of $363, $351, and $30 respectively) .....................         25,297          18,085           9,690
    General and administrative (exclusive of non-cash compensation
         of $116, $110, and $7 respectively) ......................         25,548           5,231           2,882
    Amortization of goodwill and acquired intangibles..............          4,603           1,064               -
    Amortization of deferred compensation..........................          1,188           1,427             153
    In process research and development............................              -           2,000               -
    Special charges................................................          4,810               -               -
                                                                       -----------    ------------     -----------
         Total operating expenses..................................        145,719          82,807          38,324
                                                                       -----------    ------------     -----------
Income (loss) from operations......................................        (82,913)          9,622           1,843
                                                                       ------------   -------------    -----------

Other income (expense):
    Interest and other income......................................          3,268           1,521             395
    Interest expense...............................................         (1,116)           (540)            (20)
                                                                       -----------    ------------     -----------
         Total other income, net...................................          2,152             981             375
                                                                       -----------    ------------     -----------
Income (loss) before income taxes..................................        (80,761)         10,603           2,218
Provision (benefit) for income taxes...............................           (619)          4,736             495
                                                                       -----------    ------------     -----------
Net income (loss)..................................................    $   (80,142)   $      5,867     $     1,723
                                                                       ===========    ============     ===========


Accretion of Series A and B redeemable preferred stock.............              -            (391)           (915)
                                                                       -----------    ------------     -----------
Net income (loss) applicable to common stockholders................    $   (80,142)   $      5,476     $       808
                                                                       ===========    ============     ===========
Basic earnings (loss) per common share.............................    $     (2.29)   $       0.19     $      0.04
                                                                       ===========    ============     ===========
Diluted earnings (loss) per common share...........................    $     (2.29)   $       0.16     $      0.03
                                                                       ===========    ============     ===========
Weighted average common and common equivalent shares used to calculate earnings (loss) per share:

    Basic..........................................................    $    35,035          29,278          21,551
                                                                       ===========    ============     ===========
    Diluted........................................................         35,035          34,384          26,663
                                                                       ===========    ============     ===========

 The accompanying notes to consolidated financial statements are an integral part of these financial statements

                              TENFOLD CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        AND COMPREHENSIVE INCOME (LOSS)
                       (in thousands, except share data)


                                                                                            Notes                       Retained
                                                          Common  Stock      Additional   Receivable                    Earnings
                                                       --------------------    Paid-in      From         Deferred     (Accumulated
                                                         Shares     Amount     Capital   Stockholders  Compensation     Deficit)
                                                       ----------  --------  ----------  ------------  ------------   ------------
Balance at December 31, 1997........................   23,603,704  $     24  $    1,087  $          -  $      (217)   $       (412)
                                                       ----------  --------  ----------  ------------  ------------   ------------
Common stock issued upon exercise of options........    1,260,700         1         326             -             -              -
Common stock issued for cash........................      210,000         0       2,000             -             -              -
Notes receivable from stockholders..................            -         -           -          (329)            -              -
Deferred compensation related to grants of stock
 options............................................            -         -       2,230             -        (2,230)             -
Amortization of deferred compensation...............            -         -           -             -           153              -
Cancellation of stock options.......................            -         -         (36)            -            36              -
Accretion of redeemable convertible preferred
 stock..............................................            -         -           -             -             -           (915)
Tax benefit from exercise of stock options..........            -         -         664             -             -              -
Tax charge related to the reallocation of revenue
 to equity..........................................            -         -        (365)            -             -              -
Net income..........................................                                                                         1,723
Currency translation................................            -         -           -             -             -              -
Comprehensive income................................            -         -           -             -             -              -
                                                       ----------  --------  ----------  ------------  ------------   ------------
Balance at December 31, 1998........................   25,074,404        25       5,906          (329)       (2,258)           396
                                                       ----------  --------  ----------  ------------  ------------   ------------
Common stock issued upon exercise of options........      986,868         1       1,184             -             -              -
Common stock issued upon IPO, net of issuance
 costs of $4,668....................................    2,284,201         3      34,349             -             -              -
Conversion of preferred stock.......................    6,261,129         6       9,940             -             -              -
Conversion of redeemable common stock...............      200,000         -       1,976             -             -              -
Notes receivable from stockholders..................            -         -           -          (826)            -              -
Deferred compensation related to grants of stock
 options............................................            -         -       5,915             -        (5,915)             -
Amortization of deferred compensation...............            -         -           -             -         1,427              -
Cancellation of stock options.......................            -         -      (1,135)            -         1,135              -
Accretion of redeemable convertible preferred
 stock..............................................            -         -           -             -             -           (391)
Tax benefit from exercise of stock options..........            -         -       4,537             -             -              -
Net income..........................................                                                -             -          5,867
Currency translation................................            -         -           -             -             -              -
Comprehensive income................................            -         -           -             -             -              -
                                                       ----------  --------  ----------  ------------  ------------   ------------
Balance at December 31, 1999........................   34,806,602        35      62,672        (1,155)       (5,611)         5,872
                                                       ----------  --------  ----------  ------------  ------------   ------------
Common stock issued upon exercise of options........      662,584         1       1,504             -             -              -
Common stock issued for ESPP........................      266,672         -       3,287             -             -              -
Amortization of deferred compensation...............            -         -           -             -         1,188              -
Cancellation of stock options.......................            -         -      (2,291)            -         2,291              -
Allowance for notes receivable from stockholders....            -         -           -         1,686
Notes receivable from stockholder in subsidiary.....            -         -           -          (960)                           -
Exercise of stock option in a subsidiary............            -         -         960             -             -              -
Compensation expense associated with extension
 of stock option exercise periods...................            -         -          38             -             -              -
Net income (loss)...................................            -         -           -             -             -        (80,142)
Currency translation................................            -         -           -             -             -              -
Comprehensive loss..................................            -         -           -             -             -              -
                                                       ----------  --------  ----------   -----------   -----------   ------------
Balance at December 31, 2000........................   35,735,858  $     36  $   66,170   $      (429)  $    (2,132)  $    (74,270)
                                                       ==========  ========  ==========   ===========   ===========   ============
                                                                           Accumulated
                                                                              Other           Total
                                                       Comprehensive      Comprehensive   Stockholders'
                                                          Income              Income          Equity
                                                          (Loss)              (Loss)        (Deficit)
                                                       -------------      -------------   -------------
Balance at December 31, 1997........................                      $           1   $         483
                                                                          -------------   -------------
Common stock issued upon exercise of options........                                  -             327
Common stock issued for cash........................                                  -           2,000
Notes receivable from stockholders..................                                  -            (329)
Deferred compensation related to grants of stock
 options............................................                                  -               -
Amortization of deferred compensation...............                                  -             153
Cancellation of stock options.......................                                  -               -
Accretion of redeemable convertible preferred
 stock..............................................                                  -            (915)
Tax benefit from exercise of stock options..........                                  -             664
Tax charge related to the reallocation of revenue
 to equity..........................................                                  -            (365)
Net income..........................................   $      [1,723]                             1,723
Currency translation................................              [7]                 7               7
                                                       =============
Comprehensive income................................   $      [1,730]                 -               -
                                                       =============      -------------   -------------
Balance at December 31, 1998........................                                  8           3,748
                                                                          -------------   -------------
Common stock issued upon exercise of options........                                  -           1,185
Common stock issued upon IPO, net of issuance
 costs of $4,668....................................                                  -          34,352
Conversion of preferred stock.......................                                  -           9,946
Conversion of redeemable common stock...............                                  -           1,976
Notes receivable from stockholders..................                                  -            (826)
Deferred compensation related to grants of stock
 options............................................                                  -               -
Amortization of deferred compensation...............                                  -           1,427
Cancellation of stock options.......................                                  -               -
Accretion of redeemable convertible preferred
 stock..............................................                                  -            (391)
Tax benefit from exercise of stock options..........                                  -           4,537
Net income..........................................   $       [5,867]                -           5,867
Currency translation................................              [19]               19              19
                                                       ==============
Comprehensive income................................   $       [5,886]                -               -
                                                       ==============     -------------   -------------
Balance at December 31, 1999........................                                 27          61,840
                                                                          -------------   -------------
Common stock issued upon exercise of options........                                  -           1,505
Common stock issued for ESPP........................                                  -           3,287
Amortization of deferred compensation...............                                  -           1,188
Cancellation of stock options.......................                                  -               -
Allowance for notes receivable from stockholders....                                              1,686
Notes receivable from stockholder in subsidiary.....                                  -            (960)
Exercise of stock option in a subsidiary............                                  -             960
Compensation expense associated with extension of
 stock option exercise periods......................                                  -              38
Net income (loss)...................................        [(80,142)]                -         (80,142)
Currency translation................................           [(850)]             (850)           (850)
                                                       -------------
Comprehensive loss..................................        [(80,992)]    $           -               -
                                                       =============      -------------    ------------
Balance at December 31, 2000........................                      $        (823)    $   (11,448)
                                                                          =============    ============

   The accompanying notes to consolidated financial statements are an integral part of these financial statements

                              TENFOLD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                                 Year Ended December 31,
                                                                                              ------------------------------
                                                                                                2000       1999      1998
                                                                                              --------   --------   --------
Cash flows from operating activities:
     Net income (loss)....................................................................    $(80,142)  $  5,867   $  1,723
     Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Tax benefit from exercise of stock options........................................           -      4,537        664
        Deferred income tax benefit.......................................................        (104)    (1,092)      (302)
        Amortization of goodwill and acquired intangibles.................................       4,603      1,064          -
        Depreciation and amortization.....................................................       6,219      2,801      1,146
        Provision for bad debts...........................................................      12,722        763        500
        Amortization of deferred compensation.............................................       1,188      1,427        153
        Impaired assets charge............................................................       2,892          -          -
        Provision for stockholder notes receivable........................................       2,782          -          -
        Compensation expense from stockholder notes receivable............................         100          -          -
        Compensation expense related to stock options.....................................          38          -          -
        Write-off of acquired in process research and development.........................           -      2,000          -
        Tax charge related to the reallocation of revenue to equity ......................           -          -       (365)
     Changes in operating assets and liabilities:
        Accounts receivable...............................................................         304     (7,702)    (1,785)
        Unbilled accounts receivable......................................................      (1,669)    (1,119)    (3,258)
        Prepaid expenses and other assets.................................................         244       (335)      (420)
        Accounts payable..................................................................       6,896      1,906        597
        Income taxes receivable, net......................................................      (1,020)       644        498
        Accrued liabilities...............................................................      (4,725)     9,912      2,479
        Deferred revenue..................................................................      26,906     (1,341)     4,498
        Other current and long-term liabilities...........................................       2,143          -          -
                                                                                              --------   --------   --------
            Net cash (used in) provided by operating activities...........................     (20,623)    19,332      6,128
                                                                                              --------   --------   --------

Cash flows from investing activities:
     Additions to property and equipment and assets held for sale.........................     (15,974)    (4,476)    (5,464)
     Restricted cash......................................................................      (2,487)         -          -
     Purchase of LongView (net of cash acquired)..........................................           -     (8,714)         -
                                                                                              --------   --------   --------
            Net cash used in investing activities.........................................     (18,461)   (13,190)    (5,464)
                                                                                              --------   --------   --------

Cash flows from financing activities:
     Proceeds from issuance of notes payable..............................................       6,806      2,809      2,425
     Proceeds from employee stock purchase plan stock issuance............................       3,288          -          -
     Exercise of common stock options.....................................................       1,504      1,185        327
     Principal payments on obligations under capital lease................................      (1,843)      (653)       (54)
     Principal payments on notes payable..................................................     (14,135)    (1,130)      (114)

     Proceeds from issuance of common stock...............................................           -     34,352         25
     Receipt of amounts due from stockholders.............................................           -      1,976          -
     Notes receivable from stockholders...................................................           -       (826)      (329)
     Due from stockholders................................................................           -     (1,000)         -
     Proceeds from issuance of redeemable common stock....................................           -          -      1,976
     Proceeds from sales-leaseback........................................................           -          -      1,424
                                                                                              --------   --------   --------
            Net cash (used in) provided by financing activities...........................      (4,380)    36,713      5,680
                                                                                              --------   --------   --------
Effect of exchange rate changes...........................................................        (929)        19          7
                                                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents......................................     (44,393)    42,874      6,351
Cash and cash equivalents at beginning of year............................................      58,247     15,373      9,022
                                                                                              --------   --------   --------
Cash and cash equivalents at end of year..................................................    $ 13,854   $ 58,247   $ 15,373
                                                                                              ========   ========   ========
Supplemental disclosure of cash flow information:

     Cash paid for income taxes...........................................................    $    678   $    651   $      -
     Cash paid for interest...............................................................    $  1,243   $    351   $     20

Non cash investing and financing activities:
     Issuance of common stock in exchange for receivable due from stockholder.............    $    960   $      -   $  1,976
     Deferred compensation related to grants of stock options.............................           -      5,915      3,264

     Equipment purchased with capital lease...............................................       6,621      1,063        272

  The accompanying notes to consolidated financial statements are an integral part of these financial statements

                              TENFOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    Nature of Operations

     TenFold Corporation (the "Company") is a provider of an applications development platform, Universal Application, and mission-critical, Universal Application-based applications for customers in communications, energy, financial services, healthcare, insurance, and other industries. The Company also offers integration technology and services to put Universal Application-based applications into production.

     The Company sells its products and services primarily to customers in the United States, but it currently has a small number of customers outside the United States.

     The Company was incorporated in the state of Delaware in February 1993.

2.   Going Concern Consideration

     The Company's financial statements have been prepared under the assumption that the Company will continue as a going concern. During the year, the Company experienced several difficult quarters as a result of rapid internal growth, delivery challenges and a difficult sales environment. The delivery challenges prevented the Company from collecting final payments on certain projects and led to several customer disputes. As the Company disclosed the customer disputes in its quarterly filings, the sales environment became increasingly difficult. The substantial operating losses incurred in the year ended December 31, 2000 further deteriorated its ability to sell its products and services. In order to better align its expenses with its revenues, the Company took aggressive steps to restructure its operations through consolidating its management structure, reducing its workforce and closing offices. Additionally, the Company raised cash through the sale of LongView for $29.0 million. The Company believes that the strength of its core technologies, product assets, customer base, and the corrective actions that the Company is taking, provide a solid foundation for its continued operation in 2001. Additionally, the Company will continue to seek additional capital to finance its operations through the remainder of 2001. However, there can be no assurance that the measures taken to date or additional measures, if necessary, will prove successful.

3.   Significant Accounting Policies

     Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the prior years' consolidated financial statements and notes to consolidated financial statements to conform to the current year's presentation.

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

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company's business at December 31, 2000 was comprised primarily of fixed-price contracts. Changes in estimates for contracts being accounted for under the percentage-of-completion methodology impact revenue recognition and the estimated profit or loss on the project. To the extent the Company estimates losses on contracts, the Company recognizes the loss in the period the loss is estimable. Actual results have, and future results could, differ significantly from estimates due to inherent risks in developing and managing large fixed-price software development projects.

     In early July 2000, as a result of receiving customer correspondence that raised concerns about the status of a project, the Company initiated a supplemental review of its significant projects in process to reassess the status of each project and to verify the related completion percentage. Upon completion of this review, the Company reduced revenues on certain projects in process and increased the allowance for doubtful accounts related to unbilled accounts receivable. The Company updated this review as part of its normal, financial reporting process for the three months ended September 30, 2000 and December 31, 2000, and made adjustments, which resulted in further reductions to revenues and further increases to the allowance for doubtful accounts. Although the Company believes that it made all appropriate adjustments to properly reflect the completion percentage and status of contracts in process at December 31, 2000, it cannot be certain that similar future adjustments will not be required.

     Estimates for allowances for doubtful accounts receivable require management to make assumptions regarding the current status of each project based on all available information. Changes to the status of a project, including disputes or litigation, have had, and may continue to have, significant impact on the eventual collectibility of outstanding accounts receivable balances.

     In mid-1998, the Company began offering the TenFold Guarantee, a money-back guarantee for large-scale software applications. As a result, in some contracts, the Company has guaranteed that it will complete projects within a fixed time period or it will refund the fees paid. This guarantee also requires the customer to fulfill various responsibilities within a specified time period, including reviewing and approving requirements, providing timely feedback, and providing adequate staffing, or the guarantee is voided. Accordingly, the Company treats this guarantee as a conditional guarantee. The Company recognizes revenue under contracts with performance guarantees using the percentage-of-completion method of accounting. If necessary, it makes provisions for estimated refunds or losses on uncompleted contracts on a contract-by-contract basis and recognizes the refunds or losses in the period in which the refunds or losses become probable and it can reasonably estimate them. Beginning in the fourth quarter of 2000, the Company no longer offers a performance guarantee as a standard part of its contracts.

     Revenue Recognition

     The Company derives revenues from license fees, application development and implementation services, support, and training services. License revenues consist of fees for licensing the Universal Application as a tool or as a developed application, and license fees for the applications that the Company develops for its customers. The Company also derives license revenues from the resale of its vertical applications products. Service revenues consist of fees for application development and implementation, support and training.

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supersedes SOP 91-1, Software Revenue Recognition. Additionally, in 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. Effective January 1, 1998, the Company adopted the provisions of SOP 97-2, as modified by SOP 98-9.

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company generally enters into software arrangements that involve multiple elements, such as software products, enhancements, post-contract customer support ("PCS"), installation and training. The Company allocates a portion of the arrangement fee to each undelivered element based on the relative fair values of the elements. The fair values of an element must be based on vendor specific objective evidence ("VSOE"). The Company establishes VSOE based on the price charged when the same element is sold separately. VSOE for services is based on standard rates for the individuals providing services. These rates are the same rates charged when the services are sold separately under time-and-materials contracts. The Company bases VSOE for training on standard rates charged for each particular training course. These rates are the rates charged when the training is sold separately for supplemental training courses. For PCS, VSOE is determined by reference to the renewal rate the Company charges the customer in future periods. The fee allocated to the delivered software product is based upon the residual method described in SOP 98-9.

     The Company recognizes license revenues from vertical application product sales and Universal Application development licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: the Company has signed a noncancellable license agreement with nonrefundable fees; the Company has shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the vertical application license or the Universal Application development licenses are sold separately or when a Universal Application development license is sold with an application development project. License fees recognized upon achieving these criteria, for the year ended December 31, 2000 were $4.4 million as compared to $31.3 million in 1999 and $3.8 million in 1998. Services relating to the Universal Application development licenses only include post contract customer support services. Services for vertical application product licenses do not add significant functionality, features, or significantly alter the software. In addition, similar services are available from other vendors; there are no milestones or customer specific acceptance criteria which affect the realizability of the software license fee; and the software license fee is non-cancelable and non-refundable.

     For software arrangements that include a service element that is considered essential to the functionality of the software, the Company recognizes license fees related to the application, and the application development service fees, over time as the Company performs the services, using the percentage-of-completion method of accounting and following the guidance in Statement of Position ("SOP") 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company makes adjustments, if necessary, to the estimates used in the percentage-of-completion method of accounting as work progresses under the contract and as the Company gains experience. The impact on net loss from a change in estimates on certain fixed-price contracts to limit revenue recognized to costs incurred resulted in an $11.9 million increase in net loss and an increase of ($0.34) per share to the net loss per share for the three months ended December 31, 2000. Fixed-price project revenues are split between license and service based upon the relative fair value of the components.

     For certain projects, the Company limits revenue recognition in the period to the amount of direct and indirect project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. At December 31, 2000, the Company is applying this "zero profit" methodology to all fixed-price projects except those relating to its Revenue Manager and LongView applications. The total project values for ongoing projects at December 31, 2000 that the Company moved to the "zero profit" methodology is approximately $57.4 million. Revenue recognized from these projects during the year ended December 31, 2000 was $9.1 million as compared to $4.6 million during the year ended December 31, 1999 and none during the year ended December 31, 1998.

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company recognizes support revenue from contracts for ongoing technical support and product updates ratably over the support period. The Company recognizes training revenue as it performs the services.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101") to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company adopted SAB No. 101 during the fourth quarter of 2000. SAB No. 101 did not have a material effect on the Company's business, results of operations, financial position, or liquidity.

     The Company records billings and cash received in excess of revenue earned as deferred revenue. The Company's deferred revenue balance at December 31, 2000 was $35.9 million, of which $5.3 million relates to the Company's LongView subsidiary that it sold in March 2001 (See Note 23 for additional information). The Company's deferred revenue balance generally results from contractual commitments made by customers to pay amounts to the Company in advance of revenues earned, and from application of the "zero profit" margin methodology described above. The Company's unbilled accounts receivable represents revenue that the Company has earned but which the Company has not yet billed. The Company bills customers as payments become due under the terms of the customer's contract. The Company considers current information and events regarding its customers and their contracts and establishes allowances for doubtful accounts when it is probable that the Company will be unable to collect amounts due under the terms of existing contracts.

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

     Financial Instruments

     The carrying values of accounts receivable, unbilled accounts receivable, income taxes receivable, accounts payable, accrued liabilities, income taxes payable, and promissory note approximates their estimated fair values due to the relative short maturity of these instruments. At December 31, 2000, the Company estimates that the carrying value of notes payable is approximately $342,000 higher than fair value due to increases in interest rates applicable to the Company since these notes were originally signed. The Company used an interest rate of approximately 11% that was based upon recent similar transactions to determine the carrying value of notes payable at December 31, 2000.

     Restricted Cash

     Restricted cash relates to $2.1 million held in escrow to secure a lease on office space in South Jordan, Utah; $111,000 held in the Company's cash accounts to secure a lease on office space in Boston, Massachusetts; and $340,000 held in the Company's cash accounts to secure letters of credit used to secure leases on office space in Atlanta, Georgia and Dallas, Texas. Subsequent to December 31, 2000, and in conjunction with the Company's sale of The LongView Group, Inc., ("LongView") (See Note 23), the Company transferred the Boston lease obligation to the purchaser. As a result, the Company transferred the $111,000 held as restricted cash to secure that lease to its unrestricted cash accounts.

     Property and Equipment

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Property and equipment, including leasehold improvements, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years, or the life of the lease, whichever is shorter.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. On retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

     Due from Stockholders

     The due from stockholders amounts on the consolidated balance sheets at December 31, 2000 and 1999 represent personal loans to certain members of management, secured by stock in the Company and the personal assets of these employees. Although the Company intends to pursue collection of these notes, during the three months ended December 31, 2000, the Company established an allowance against these notes of $2.8 million. The Company recorded a corresponding charge of $2.8 million to general and administrative expenses.

     Accounting for Impairment of Long-Lived Assets

     The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future un-discounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined utilizing cash flow analyses, and other market valuations. Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell.

     Goodwill and Other Intangibles

     Goodwill and other purchased intangibles represent the excess of the purchase price over the fair value of the assets acquired in connection with the acquisition of LongView on October 7, 1999. Goodwill and other intangibles are being amortized on a straight-line basis over lives ranging from five to seven years. As of December 31, 2000 and 1999, accumulated amortization of goodwill and other intangibles was $5.7 million and $1.1 million, respectively. See Note 23 for information regarding the Company's sale of LongView on March 15, 2001.

     Cost of Revenues

     Cost of revenues consists primarily of compensation and other related cost of services personnel. Costs of license revenues, including product packaging, documentation, and reproduction have not been significant.

     Advertising

     Advertising costs are expensed as incurred. Advertising costs amounted to $1.1 million in 2000, $864,000 in 1999, and $460,000 in 1998.

     Research and Development Costs

     Research and development expenses consist primarily of costs for development and enhancement of the Universal Application, TenFold ComponentWare, and the Universal

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Application Integrator. In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established. The Company achieves technological feasibility through a working model. The Company has charged its software development costs to research and development expense in the accompanying Consolidated Statements of Operations.

     Royalties

     The Company has entered into agreements with certain of its customers requiring the Company to make royalty payments ranging from 1.9 percent to 15 percent of specified future revenues. These royalties will become payable by the Company if and when applications products developed for these customers are subsequently re-sold to other customers, generally with the assistance of the original customer. For the year ended December 31, 2000, the Company had incurred royalties of $206,000 of which $40,000 are included in accrued liabilities in the Consolidated Balance Sheets at December 31, 2000. For 1999, the Company incurred royalties of $13,000 which were included in accrued liabilities in the Consolidated Balance Sheets at December 31, 1999. The Company did not incur any royalties during 1998.

     Warranty

     The Company provides reserves for warranty costs expected to be incurred. To date, the Company has not incurred significant warranty costs.

     Income Taxes

     The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement basis amounts of existing assets and liabilities and their respective income tax bases. Future tax benefits, such as net operating loss carryforwards and tax credits, are recognized to the extent that realization of such benefits is more likely than not.

     Currency Translation

     The functional currency of the Company's foreign operations is the applicable local foreign currency. As such, the Company did not recognize any transaction gains or losses during the year ended December 31, 2000. The translation of the functional currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the reporting period. Adjustments resulting from the translation of the Company's foreign operations are included in accumulated other comprehensive income as a component of stockholders' equity.

     Stock-Based Compensation

     The Company adopted the footnote disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provisions of APB No. 25 and provide pro forma footnote disclosures required by SFAS No. 123. Deferred compensation is recognized ratably over the vesting period.

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25 ("FIN No. 44") in March 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues such as the following: (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN No. 44 on July 1, 2000. This interpretation did not have a material effect on the Company's business, results of operations, financial position, or liquidity.

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's business, results of operations, financial position, or liquidity because the Company holds no derivative instruments and does not engage in hedging activities.

4.   Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

                                                                      Year ended December 31,
                                                               ---------------------------------------
                                                                  2000           1999          1998
                                                               ---------       --------      --------
     Numerator:
          Net income (loss)................................    $ (80,142)      $  5,867      $  1,723
         Accretion of Series A and B preferred stock.......            -           (391)         (915)
                                                               ---------     -----------     --------
         Numerator for basic earnings (loss) per share -
             net income (loss) available to common
             stockholders..................................      (80,142)      $  5,476      $    808
                                                               =========     ==========      ========

         Numerator for diluted earnings (loss) per share...      (80,142)      $  5,476      $    808
                                                               =========     ==========      ========

     Denominator:
         Denominator for basic earnings (loss) per share -
             weighted-average shares.......................       35,035         29,278        21,551
                                                               =========      =========      ========

         Employee stock options............................            -          5,106         5,112
                                                               ---------     ----------      --------

         Denominator for diluted earnings (loss) per share.       35,035         34,384        26,663
                                                               =========     ==========      ========

     Earnings (loss) per common share:
         Basic earnings (loss) per common share............    $   (2.29)       $  0.19      $   0.04
                                                               =========     ==========      ========

         Diluted earnings (loss) per common share..........    $   (2.29)       $  0.16      $   0.03
                                                               =========     ==========      ========

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Employee stock options of 19,812,706 outstanding at December 31, 2000, that have a weighted average exercise price of $10.29 per share, and that could potentially dilute basic earnings (loss) per share in the future, were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the period. Warrants to purchase 1,181,600 shares of common stock in a wholly owned subsidiary outstanding at December 31, 2000 that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

     The computation of diluted earnings per common share for the years ended December 31, 1999 and 1998 excludes the assumed conversion of 6,261,000 shares of Series A and B convertible preferred stock prior to its conversion to common stock on May 21, 1999, because the impact of the conversion, including the assumed elimination of the accretion on such preferred stock, would be anti-dilutive. Warrants to purchase 1,181,600 shares of common stock in a wholly owned subsidiary outstanding at December 31, 1999 that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

5.   Acquisition and Disposition

     On September 30, 1999, the Company entered into a Stock Purchase Agreement ("Agreement") with Barclays California Corporation ("BarCal") whereby the Company purchased the entire equity interest of BarCal in its wholly owned subsidiary, LongView. On October 7, 1999, the acquisition was closed. Accordingly, the operations of LongView have been included in the accompanying consolidated statements of operations for the Company since the acquisition was closed. The acquisition was accounted for under the purchase method of accounting.

     Pursuant to the Agreement, the Company acquired from BarCal all of the issued and outstanding capital stock of LongView for $22.0 million, comprised of $10.0 million in cash and a $12.0 million note from the Company to BarCal. The promissory note was due and payable in installments of $3.0 million on April 15, 2000 and $9.0 million on July 15, 2000 and bore interest at 6.5 percent. Both installment payments were made in accordance with the Agreement. As of December 31, 2000, no additional amounts remain outstanding.

     A total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including acquired in process technology) is summarized as follows (in thousands):

           Cash consideration...........................         $  22,000
           Acquisition costs............................               416
                                                              -------------
               Total purchase price.....................         $  22,416
                                                              =============


   The allocation of the purchase price was as follows (in thousands):

                                                                  Amortization
                                                        Amount        Period
                                                       --------   ------------
        Net liabilities assumed..................      $ (4,187)
        Intangible assets:
           Goodwill..............................        16,303        5 years
           Existing technology...................         2,000        5 years
           Assembled workforce...................           700        5 years
           Customer list.........................         5,600        7 years
           In process research and development...         2,000    Expensed in
                                                                          1999
                                                       --------

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


             Total...............................      $ 22,416
                                                       ========

     BarCal has been a customer of LongView since 1998. BarCal has been a customer of the Company since 1997 and, as such, has various software license and service agreements with the Company. BarCal signed, on September 30, 1999, an additional Master Software License and Services Agreement, purchasing from the Company a multi-project license to the Universal Application and TenFold ComponentWare products and related technical support services for $4.0 million. The Company recorded approximately $3.7 million of license revenue in the three months ended December 31, 1999 and recorded the remaining $330,000 as support revenue, ratably over the annual support period.

     At the acquisition date, LongView was in the process of conducting research and development on two products, 1) LongView 2000 and 2) TradeXpress. In connection with the acquisition, the Company recorded a write-off of $2.0 million for acquired in process research and development related to these two products in the fourth quarter of 1999. The estimated costs to complete these acquired in process research and development products as of the date of acquisition were $1.2 million. Management believes that the assumptions used in the LongView in process research and development analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected revenues, development costs or profitability, or the events associated with such products, will transpire as estimated.

     LongView 2000 is a trade order management software system for buy-side financial institutions. The production version of this software was completed and released during the first quarter of 2000. The Company has invested approximately $1.3 million in research and development costs to date, of which $706,000 was incurred during the year ended December 31, 2000. Future costs related to this product include only standard upgrades and maintenance expense. For the year ended December 31, 2000, $2.1 million in revenues have been recognized from LongView 2000.

     TradeXpress is a large-scale trade order management software solution for Internet-based deployment. The primary risks and uncertainties associated with this project at December 31, 2000 relate to the dependency on new features being added to the Universal Application, such as support for hierarchical transactions. Remaining development activities include application testing and various product enhancements. The Company estimates the cost of these remaining development activities to be approximately $261,000 at December 31, 2000. This product is expected to be completed and released sometime during the second quarter of 2001. To date, the Company has invested approximately $1.5 million in research and development costs in TradeXpress, of which $1.4 million was incurred during the year ended December 31, 2000.

     Expenses either incurred or anticipated which are associated with the development and integration of the in process research and development projects are higher than previous estimates by $2.1 million. Additionally, other cash outflows from maintenance and general and administrative activities are expected to increase by $727,000. Management believes that projected revenues from these projects will be higher than previous estimates by $5.0 million and that revised estimates of net cash flows related to these projects are not materially different than the original net cash flows used to calculate the in process research and development write-off.

     The following unaudited pro forma financial information (in thousands, except per share amounts) presents the combined results of operations of the Company and LongView for 1999 and 1998 as if the acquisition had occurred at the beginning of 1998, after giving effect to certain adjustments, including, but not limited to, amortization of goodwill and other intangible assets, decreased interest income, and entries to conform LongView to the Company's accounting policies. The $2.0 million write-off for acquired in process research and development has been excluded from the pro forma results as it is a non-recurring charge.

                             TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                   1999          1998
                                                                ----------    ----------
               Total revenues..............................     $   95,905    $   44,031
                                                                ----------    ----------
               Net income (loss)...........................             44        (7,595)
                                                                ----------    ----------
               Earnings (loss) per share:
                        Basic..............................     $     0.00    $    (0.35)
                                                                ==========    ==========
                        Diluted............................     $     0.00    $    (0.28)
                                                                ==========    ==========

     On March 15, 2001, the Company announced the sale of LongView to Linedata Services. See Note 23 for additional information.

6.   Property Plant & Equipment

     Property and equipment consists of the following (in thousands):

                                                                                    December 31,
                                                                               ----------------------
                                                                                 2000         1999
                                                                               ---------    ---------
          Computer equipment under capital lease...........................    $   9,521    $   2,994
          Computer equipment...............................................        9,134        5,850
          Leasehold improvements...........................................        6,616        1,629
          Furniture and fixtures...........................................        4,458        2,114
          Office equipment.................................................        2,369        1,042
          Software.........................................................        1,749        1,397
                                                                               ---------    ---------
             Total cost....................................................       33,847       15,026
          Less accumulated depreciation and amortization...................      (13,613)      (5,216)
                                                                               ---------    ---------
                                                                               $  20,234    $   9,810
                                                                               =========    =========

     Accumulated amortization under capital leases amounted to approximately $3.8 million for the year ended December 31, 2000 as compared to $883,000 in 1999 and $191,000 in 1998.

     As of the date of these financial statements, the Company is actively pursuing the sale of two office buildings in San Rafael, California. The estimated net realizable value of the buildings and adjoining land was $2.9 million at December 31, 2000 which is included in assets held for sale in the Company's Consolidated Balance Sheet at December 31, 2000 and includes a $282,000 estimated loss on the sale. The loss was recognized as a component of the Special Charges in the Consolidated Statements of Operations.

7.   Accrued Liabilities

     Accrued liabilities consists of the following (in thousands):

                                                            December 31,
                                                       ----------------------
                                                         2000          1999
                                                       ---------     --------
            Litigation and project loss accruals...... $   2,908     $      -
            Due to Perot Systems......................     2,000            -
            Accrued vacation..........................     1,286          547
            Accrued medical insurance.................     1,187          834
            Accrued compensation......................       906        9,977
            Accrued restructuring costs...............       321            -
            Other accrued expenses....................     3,435        5,478
                                                       ---------     --------
            Total Accrued liabilities................. $  12,043     $ 16,836
                                                       =========     ========

                             TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company is currently in a loss position on one of its on-going fixed-price contracts. At December 31, 2000, the Company had accrued $493,000 for estimated losses expected to be incurred while completing the project.

8.   Line of Credit

     On January 18, 1999, the Company entered into a Revolving Line of Credit (the "Credit Facility") providing for borrowings of up to $5.0 million. The Credit Facility included covenants relating to the maintenance of certain financial ratios and cash balances and limiting the payment of dividends. The Credit Facility is secured by goods, inventory, accounts, equipment, general intangibles, monies, computer hardware and software collateral, copyright collateral, patent collateral, trademark collateral and trade secrets collateral. Borrowings under the Credit Facility bore interest at rates that varied from prime rate to prime rate less 1 percent or LIBOR plus 100 to 250 basis points. The actual interest rate was determined quarterly by certain financial ratios, and was a weighted average of 8.47% during 2000. Through a series of modifications, the Company increased the availability under the Credit Facility to $15.0 million and established the ability to issue letters of credit against this availability. The Company agreed to secure outstanding letters of credit with compensating cash balances upon default or expiration of the Credit Facility. During 2000, the Company obtained letters of credit of approximately $3.5 million related to office leases and $2.0 million to secure a performance bond. On November 15, 2000 the Company's ability to borrow under the Credit Facility expired. The Company had no borrowings under the Credit Facility. On December 1, 2000, the Company received notice of a right to cure, referencing failure to provide the lender with cash collateral to secure the outstanding letters of credit and the Company's failure to meet and maintain certain financial covenants described in the Credit Facility. Upon receiving this notice, the Company commenced negotiations with the lender to satisfy the right to cure. On January 19, 2001 the Company allowed the lender to secure a perfected lien under its security agreement. On February 23, 2001, the Company further modified the Credit Facility with a Modification and Forbearance Agreement. This agreement provides the Company with a limited waiver of defaults and forbearance of remedies. The limited waiver and forbearance of remedies applies to the cash collateral and financial covenant requirements. The waiver had an expiration date of the earlier of May 31, 2001 or on the occurrence of an event of default on any of its obligations to the lender, including a $2.4 million property loan, and $6.3 million in notes payable outstanding at December 31, 2000. The Agreement also allows for cross default on all of the Company's obligations with the bank. The cash collateral agreement requires the Company to bring the balance of a restricted cash collateral account to $3.5 million prior to June 30, 2001. On March 16, 2001, the Company complied with the requirements of the cash collateral agreement and, using $3.5 million of the proceeds from the sale of LongView, increased the balance in the restricted cash collateral account to $3.5 million. On April 2, 2001, the Company extended the waiver expiration date in the Modification and Forebearance Agreement from May 31, 2001 to January 1, 2002. Additional cash collateral amounts may be required upon expiration of the waiver to secure a performance bond. However, the Company expects to complete the project relating to the performance bond prior to the January 1, 2002 waiver expiration date.

     The Company has notes payable and leases outstanding with this lender. See Notes 9 and 11 for additional information.

9.   Notes Payable

     The Company has notes payable consisting of three-year notes collateralized by fixed assets with monthly payment terms. At December 31, 2000, these outstanding notes payable of $8.7 million had an average interest rate of 8.7 percent. Interest expense on the notes was $540,000 for the year ended December 31, 2000, as compared to $215,000 in 1999 and $14,000 in 1998. None of the
interest was capitalized. These notes are subject to the security interest and certain financial covenants required under the Credit Facility described in Note 8 above.

                             TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In May of 2000, the Company signed a $2.4 million note collateralized by real property in Marin County, CA. This is a five-year note with an interest rate of 8.25%. The note requires monthly payments and has a balloon payment of $1.9 million due upon maturity in May of 2005. As of December 31, 2000 the balance on the note was $2.4 million. The note is collateralized by the property, and other security interests provided under the Credit Facility described in Note 8. As of the date of these financial statements, the Company is actively pursuing the sale of the property associated with this note.

     The aggregate maturities of long-term debt are $3.4 million in 2001, $2.2 million in 2002, $1.0 million in 2003, $109,000 in 2004, and $2.0 million in 2005.

10.  Promissory Note

     On October 7, 1999, the Company acquired all of the issued and outstanding capital stock of LongView for $22.0 million, comprised of $10.0 million in cash and a $12.0 million note from the Company to BarCal. The promissory note was due and payable in installments of $3.0 million on April 15, 2000 and $9.0 million on July 15, 2000 and bore interest at 6.5 percent. Both installment payments were made in accordance with the purchase agreement. At December 31, 2000, no additional amounts remain outstanding.

11.  Lease Commitments

     The Company leases office space and equipment under non-cancelable lease agreements, which expire at various dates through 2011. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Future minimum lease payments under non-cancelable leases as of December 31, 2000 are as follows (in thousands):

                                                               Total       Operating      Capital
                                                            -----------   ------------  -----------
      2001..............................................    $    12,914   $      9,323  $     3,591
      2002..............................................         12,993         10,393        2,600
      2003..............................................          9,891          8,877        1,014
      2004..............................................          8,513          8,513            -
      2005..............................................          8,051          8,051            -
      Thereafter........................................         26,593         26,593            -
                                                            -----------   ------------  -----------
        Total minimum lease payments....................    $    78,955   $     71,750        7,205
                                                            ===========   ============
      Less: Amount representing interest.............................................          (326)
                                                                                        -----------
      Present value of net minimum capital lease payments............................         6,879
      Less: Current installments of obligations under capital leases.................        (3,381)
                                                                                        -----------
      Obligations under capital leases, excluding current installments...............   $     3,498
                                                                                        ===========

     During the year ended December 31, 2000, the Company subleased a portion of its office space in San Francisco for sublease amounts in excess of the Company's contractual lease commitment. The Company received sublease payments of $1.3 million of which $1.0 million was recorded as an offset to operating expense. The remaining $300,000 was recorded as other income in the Consolidated Statements of Operations for the year ended December 31, 2000. Total rental expense under operating leases, net of $1.0 million sublease income in 2000, $0 sublease income in 1999 and $158,000 sublease income in 1998, was approximately $6.2 million for the year ended December 31, 2000 as compared to $3.7 million in 1999 and $1.4 million in 1998. The table above of future

                             TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

minimum lease payments has not been reduced by future minimum rentals due under subleases of $2.1 million and $493,000 in 2001 and 2002, respectively.

     During the year ended December 31, 2000, the Company received prepayments on certain sublease agreements. The Company recorded $899,000 of these prepayments as other current liabilities and $1.2 million as other long-term liabilities in the Consolidated Balance Sheet at December 31, 2000. The Company expects to begin recognizing these sublease prepayments as an offset to operating lease expense during 2001.

     During the year ended December 31, 2000, the Company issued stand-by letters of credit as security for the Company's Chicago, Illinois and San Francisco, California office leases of $3.5 million. These letters of credit will terminate on June 30, 2008. During 1999, the Company issued stand-by letters of credit of $359,000 which will terminate by December 31, 2003. The Company issued stand-by letters of credit of $406,000 in 1998 which will also terminate by December 31, 2003. These letters of credit had not been drawn upon at December 31, 2000, 1999, and 1998.

     The Company sold certain fixed assets for $1.4 million in 1998. The assets were leased back from the purchaser over a period of 3 years. There was no gain or loss on this transaction and the resulting lease is being accounted for as a capital lease.

     In May of 2000, the Company signed a 10-year lease for approximately 170,000 square feet of office space in South Jordan, Utah. This lease is part of a development project. The lease, without any modification to the development project, commences upon completion of construction and the Company's subsequent occupancy of the office space, which is estimated to occur in late 2001 or early 2002. It is expected that this lease will be an operating lease. In December of 2000, the Company negotiated with the developer of the project to reduce its commitments under this lease obligation by 65,431 square feet. Subsequent to the date of these financial statements, the Company began pursuing options to reduce this commitment further, including the possible sublease of a significant portion of this space. The future minimum lease payments under the modified lease are included in the table above.

     The Company currently leases approximately 22,000 square feet in Chicago Illinois. As part of this lease agreement, the Company is obligated to expand its leased space in this facility by approximately 44,000 square feet beginning October 1, 2001. The minimum lease payments associated with this obligation are included in the table above. As of the date of these financial statements, the Company is in the process of renegotiating the requirement.

     In March 2001, the Company announced plans to close its offices in Atlanta, Georgia; Irving, Texas; Foster City, California; and Raleigh, North Carolina. See Note 23 for additional information.

12.  Legal Proceedings and Contingencies

Customer Disputes

     On September 17, 1999, Ohio Farmers Insurance Company doing business as Westfield Companies ("Westfield"), filed a complaint in the United States District Court for the District of Ohio seeking $5.8 million from the Company. The complaint alleges that the Company failed to deliver on contractual commitments under a license agreement with Westfield and includes specific claims of anticipatory breach of contract, breach of express warranty, and negligent misrepresentation. The $5.8 million being sought from the Company by Westfield was paid to the Company by Westfield in the first half of 1999 and was recognized as revenue by the Company during that period. On November 4, 1999, the Company filed an Answer and Counterclaim denying these allegations and seeking recovery of $3.9 million that Westfield owes the Company under the license agreement together with claims for additional damages. On November 3, 2000, the Company

                             TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

filed a motion for partial summary judgement seeking dismissal of Westfield's breach of contract claim. The court has not yet granted or scheduled oral argument on this motion. In addition, the Company has filed a motion to amend its Counterclaim to add an additional claim for breach of contract based upon Westfield's suspected retention and use of the Company's proprietary information. Westfield did not oppose that motion, but the court has not yet issued its ruling on the motion. In February of 2001, the parties agreed to engage in non-binding mediation. Accordingly, the court issued a stay of all proceedings pending the outcome of the mediation. Based on the information currently available, the Company believe that the Company has valid defenses against Westfield's claims, and, should mediation prove ineffective, the Company intends to continue to vigorously defend the case and to continue to enforce vigorously its rights under the license agreement, including recovery of the $3.9 million due and owing under the agreement. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     On June 14, 2000, Nielsen Media Research, Inc. ("Nielsen"), filed a complaint in the Circuit Court of Cook County, Illinois seeking $4.5 million, plus out of pocket expenses paid by Nielsen to the Company. The complaint alleges that the Company failed to deliver on contractual commitments under a license and services agreement with Nielsen and includes specific claims of breach of contract and violation of the Illinois Consumer Fraud and Deceptive Practices Act. The amount being sought from the Company by Nielsen is for fees paid to the Company by Nielsen from the fourth quarter of 1997 through the first quarter of 2000 and recognized as revenue by the Company during this period. On August 30, 2000, the Company filed an Answer and Counterclaim denying Nielsen's claims and seeking recovery of at least $1.7 million that Nielsen owes the Company under the license agreement, plus attorney fees and costs. For the three months ended December 31, 2000, the Company recognized no revenue from the Nielsen contract and recognized negative $292,000 in revenues from Nielsen during the same period in 1999. For the twelve months ended December 31, 2000 the Company recognized revenues of $283,000 as compared to $1.7 million in 1999 from Nielsen.

     The case is in its preliminary stages and based on the information currently available, the Company believe the Company has valid defenses against Nielsen's claims and the Company intends to vigorously defend against Nielsen's claims and enforce its rights under the agreement. On August 3, 2000, the Company filed a motion to dismiss Nielsen's claim under the Illinois Consumer Fraud and Deceptive Practices Act on the grounds that Nielsen had failed to state a claim under the Act. On October 19, 2000, the court granted the Company's motion to dismiss; however, the court gave Nielsen leave to attempt to replead a claim under such Act. Nielsen has not done so. The case is now in active discovery. The Company's legal counsel has commenced investigation of the facts pertinent to the claims. The case is still in its preliminary stages. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     On August 18, 2000, Trumbull Services, L.L.C. ("Trumbull"), filed a demand for arbitration with the American Arbitration Association seeking a refund of at least $2.8 million paid by Trumbull to the Company. The arbitration will be conducted in Salt Lake City, Utah. The demand alleges that the Company failed to deliver on contractual commitments under the Master Software License and Service Agreement, (the "Trumbull Agreement"), as amended. Trumbull is claiming it is entitled to a refund of fees paid to the Company from the second quarter of 1999 through the second quarter of 2000. The Company recognized $3.5 million of these fees as revenue during this period. During the three months ended December 31, 2000 the Company recognized no revenues from the Trumbull agreement and recognized $821,000 in revenues from Trumbull during the same period in 1999. During the twelve months ended December 31, 2000 the Company recognized revenues of $972,000 as compared to $2.5 million in 1999 from the Trumbull Agreement.

     On September 13, 2000, the Company filed an Answer and Counterclaim denying Trumbull's

                             TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allegations and seeking recovery of more than $2.0 million in fees that Trumbull owes the Company under the Trumbull Agreement. The arbitration is in its preliminary stages and based on the information currently available, the Company believes the Company has valid defenses against Trumbull's claim and the Company intends to vigorously defend the matter and enforce its rights under the Trumbull Agreement, including recovery of the fees owed the Company by Trumbull pursuant to the Trumbull Agreement. The Company's outside legal counsel has commenced investigation of the facts pertinent to the claim. Because the case remains in the preliminary stages, the Company's outside legal counsel is not able to provide an opinion on the likely or probable outcome of the arbitration, including affirmative claims and defenses that the Company may assert. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     On October 4, 2000, Unitrin Services Company, Inc. ("Unitrin"), sent the Company a notice of dispute letter requesting non-binding mediation. Unitrin was seeking a refund of fees paid by Unitrin to the Company for the PowerPAC application of approximately $13.3 million, plus other unspecified damages. Settlement negotiations between the Company and Unitrin continued and on March 8, 2001, the parties entered a Confidential Settlement Agreement and Release, dismissing all of Unitrin's claims. The Company's errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sum above the $100,000 of self-insurance retention already paid by the Company to cover legal defense costs.

     On November 9, 2000, Utica Mutual Insurance Company ("Utica"), notified the Company of its intent to terminate the Software License and Services Agreement ("Utica Agreement") dated November 2, 1998. On December 15, 2000, Utica sent a letter to the Company proposing that the parties rescind the contract, that the Company refund all payments made by Utica, and that the Company compensate Utica for the expenses Utica allegedly incurred in fulfilling its contractual duties. On December 20, 2000, Utica provided the Company with statutorily required notice of alleged violations of Utah's Truth in Advertising statute. On January 3, 2001, Utica filed a complaint against the Company in the Federal District Court of Utah. In its complaint, Utica asserts claims for breach of contract, breach of warranties and guarantees, false advertising under a Utah statute, negligent misrepresentation, and fraud. Utica seeks monetary damages of approximately $15.5 million in fees and expenses under the contract, plus any additional amount recoverable under the contractual guarantee, as well as punitive damages, prejudgment interest, attorneys' fees, and costs. Utica also seeks an injunction against alleged false advertising by the Company under a Utah truth-in-advertising statute. On January 23, 2001, the Company filed an Answer denying Utica's claims. On February 27, 2001, Utica filed a motion for partial summary judgment on its breach of contract claim seeking an order of rescission. On March 29, 2001 the Company filed its opposition to Utica's motion for partial summary judgement. The Company's outside legal counsel is gathering relevant documents and interviewing potential witnesses. As of December 31, 2000, of the fees paid by Utica, $1.7 million has not been recognized as revenue and is included in accrued liabilities together with an accrued loss amount of $582,000 which was established by the Company during the quarters ended June 30, 2000 and September 30, 2000 in the normal course of the Company performing percentage-of-completion calculations.

     The total revenues recognized by the Company from the Utica Agreement from November 2, 1998 through December 31, 2000, were $7.6 million. Of this amount, $3.9 million is not subject to the terms of the limited guarantee. The Company recognized no revenue from the Utica Agreement for the three months ended December 31, 2000, and recognized $279,000 during the same period of 1999. During the twelve months ended December 31, 2000 the Company recognized revenues of a negative $1.8 million as compared to $5.3 million in 1999, from Utica. The negative revenues for the twelve months ended December 31, 2000 resulted from recognition of $2.7 million of penalties for missing interim milestone dates as stipulated in the Utica Agreement and adjustments made during the Company's reviews of its estimated percentage-of-completion.

                             TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Because the matter is in the preliminary stages, and based on the information currently available, the Company has not had sufficient time to evaluate its defenses against Utica's claims or the likelihood of a loss, if any. However, the Company will vigorously assert its rights under the Utica Agreement and defend against Utica's claims. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     On November 2, 2000, the Company received notice of intent to terminate the Master Software Licenses and Service Agreement (the "SCEM Agreement") between the Company and Southern Company Energy Marketing L.P. ("SCEM") due to the Company's alleged material nonperformance. SCEM filed a demand for arbitration with the American Arbitration Association on November 22, 2000 seeking "an award of $20 million in damages, plus interest"-- an amount allegedly consisting of all amounts previously paid to the Company in software development plus license fees of approximately $10.2 million. The Company responded in a timely manner to the demand denying that the Company breached the contract and filed Counterclaims including a breach of contract claim against SCEM seeking damages exceeding $1 million in unpaid fees. The parties have selected an arbitrator, and the arbitration is expected to take place in Dallas, Texas in June 2001. Total revenue recognized by the Company during the second quarter of 1999 through the fourth quarter of 2000 was $11.5 million. For the three months ended December 31, 2000, the Company recognized no revenue from the SCEM Agreement and recognized $1.3 million from SCEM during the same period in 1999. During the twelve months ended December 31, 2000 the Company recognized revenues of $4.5 million as compared to $6.8 million in 1999 from SCEM.

     The matter is in its preliminary stages, and based on the information currently available, the Company will vigorously assert its rights under the SCEM Agreement and defend against SCEM's claims, including recovery of the amounts that SCEM owes the Company and the remaining amounts due under the SCEM Agreement. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     On December 14, 2000, Crawford & Company ("Crawford") sent a letter to the Company purporting to give notice of breach under the terms of the Master Software License and Services Agreement between the Company and Crawford (the "Crawford Agreement"). Crawford's letter also purports to give notice of Crawford's election to terminate the Crawford Agreement. Crawford's letter asserts that the Company failed to deliver the NIMBUS software application within the agreed schedule for doing so. Although Crawford has not filed a formal complaint or made a formal demand for arbitration, Crawford is demanding refund of all fees paid by Crawford under the Crawford Agreement, plus a performance penalty of $2.0 million. The Crawford Agreement provides that, in the event of a dispute, the parties must follow a dispute resolution procedure consisting initially of a three-tiered negotiation process by which settlement negotiations are elevated to increasingly higher levels of management for 90 days before either party makes a demand for arbitration. The parties met on January 25, 2001 in the second tier of settlement negotiations. The parties were unable to reach agreement and exchanged correspondence confirming the topics discussed at the meeting. The Company is waiting for Crawford to initiate the third tier of negotiations. The Crawford Agreement further provides that if resolution is not achieved within the 90-day period, the dispute shall be determined by binding arbitration upon the initiation of either party. For the three months ended December 31, 2000, the Company recognized no revenue from the Crawford Agreement and recognized negative $1.1 million in revenues from Crawford during the same period in 1999 as a result of adjustments made to the Company's estimated costs to complete the project. During the twelve months ended December 31, 2000 the Company recognized revenues of $2.3 million as compared to $1.8 million in 1999, from Crawford.

     The Company denies that it materially breached the Crawford Agreement. Should Crawford persist in its attempt to terminate the Crawford Agreement, the Company will vigorously assert its

                             TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rights under the Crawford Agreement and defend against Crawford's claims, including recovery of the amounts that Crawford owes the Company and the remaining amounts due under the Crawford Agreement totaling at least $1.8 million. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     The Company is aware of two additional potential customer disputes. One customer has orally informed the Company of its intent to terminate the agreement. The matter is in its preliminary stages, and based on the information currently available, the Company will vigorously assert its rights under the agreement and defend against the customer's claims, including payment of the amounts that the customer owes the Company and the remaining amounts due under the agreement totaling at least $ 6.2 million. While the Company believes that this potential dispute will be covered by one of its prior errors and omissions and umbrella liability policies, if the alleged error or omission did occur, the Company would need to show that it occurred during the coverage period of the prior policy. The total contract value of this potentially material customer dispute is approximately $17.6 million, of which $11.4 million has been received by the Company to date. Revenues recognized on this project for the three months ended December 31, 2000 total $0 as compared to $974,000 for the same period in 1999. Revenues recognized on this project for the twelve months ended December 31, 2000 total $9.6 million as compared to $974,000 in 1999. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     On April 4, 2001, the Company received a letter from another customer alleging that the Company has materially breached its contract with that customer. The Company is conducting an internal investigation into the allegations, but at this time the Company does not believe that it has materially breached the contract, and the Company has continued to perform under the contract. Should the Company's internal investigation show that it is not in material breach of the contract and should the customer continue to assert that the Company has materially breached the contract and attempt to terminate the contract, the Company will vigorously assert its rights under the contract and defend itself against claims the customer may assert, including payment of amounts that the customer owes the Company and the remaining amounts due under the contract. The total value of this contract is approximately $7.5 million, of which $3.3 million has been received by the Company to date. Revenues recognized on this project for the three months ended December 31, 2000 total $709,000 as compared to $0 for the same period in 1999. Revenues recognized on this project for the twelve months ended December 31, 2000 total $1.3 million as compared to $0 in 1999. An unfavorable outcome of this matter may have a material adverse impact on the Company's results of operations, financial position, or liquidity.

     As a result of the legal proceedings and contingencies noted above, the Company has provided an allowance for doubtful accounts of $7.3 million related to billed accounts receivable and $3.0 million related to unbilled accounts receivable at December 31, 2000. The total $10.3 million allowance was included in general and administrative expenses recorded for the year ended December 31, 2000, of which $5.4 million was expensed during the three months ended December 31, 2000.

     For the year ended December 31, 2000 the Company recognized a total of $19.2 million in revenues and approximately $16.0 million in direct and indirect project costs related to the disputed projects described above.

     The Company maintained errors and omissions and umbrella liability insurance coverage to protect itself in the event of claims for damages related to the performance of or failure to perform computer-related services that occurred after March 1, 1998 but prior to March 1, 2001. The Company believes that this insurance covers the types of alleged damages (but not unpaid or unbilled accounts receivable) that may be claimed in the legal cases and customer disputes noted above (with the possible exception of the additional potential customer dispute), as well as covering

                             TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the costs of legal defense, subject to the policies' total limit, and the insurance carrier's standard reservation of rights under which the carrier defers its final determination of the amount of claims that it will cover until final disposition of a case. Although the total maximum potential liability for these disputes exceeds the policies' total limit, the Company believes that it is unlikely that its losses from existing claims will exceed the policies' limits. The Company has reserved against certain of the billed and unbilled accounts receivable related to these disputed amounts for which a loss is considered probable. An unfavorable outcome or claim not covered by an insurance policy on one or more of these matters may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     On November 18, 2000 the Company's excess errors and omissions policy expired. On March 1, 2001, the Company's primary errors and omissions policy expired. On March 1, 2001, the Company secured a new, industry standard, errors and omissions policy that covers claims made after March 1, 2001. The Company's new policy excludes contractual related disputes such as cost and time guarantees, and only covers software errors or omissions that occur after the delivery of software. The Company believes this policy provides adequate coverage for potential damages related to errors and omissions in its delivered software.

     The Company may in the future face other litigation or disputes with customers, employees, partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm the Company's business. An unfavorable outcome of these matters may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

Stockholder Matter

     Since August 12, 2000, six complaints have been filed in the United States District Court of Utah alleging that the Company and certain of its officers have violated federal securities laws. All six complaints are virtually identical and allege that 1) the Company improperly recognized revenues on some of its projects; 2) the Company failed to maintain sufficient accounting reserves to cover the risk of contract disputes or cancellations; 3) the Company issued falsely optimistic statements that did not disclose these accounting issues; and 4) Company insiders sold stock in early calendar year 2000 while knowing about these issues.

     On October 30, 2000, the Company's motion to consolidate the six complaints into one class action complaint was granted. On March 7, 2001, the court appointed lead plaintiffs and lead class counsel. The Company has agreed to allow the plaintiffs an additional period of time in which to file an amended consolidated complaint.

     Management and outside legal counsel believe that the named defendants have meritorious defenses to the allegations made in these lawsuits. The matter is in its preliminary stages and the Company has retained outside counsel that has begun investigating the facts concerning the claims. Because the matter is in its preliminary stages, the Company's outside legal counsel is not able to provide an opinion on the probable outcome of the claim and therefore, no provision for loss has been recorded in its Consolidated Financial Statements. Although the Company carries directors and officers liability insurance that the Company believes is sufficient for such class action claims, the Company intends to vigorously defend itself and the Company denies any wrongdoing. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

SEC Inquiry

     On May 26, 2000, the United States Securities and Exchange Commission ("SEC") issued a Formal Order Directing Private Investigation. The Order contains no specific factual allegations. The

                             TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company understands, however, that the SEC is conducting a non-public fact-finding inquiry into the Company's revenue recognition decisions on approximately 12 contracts. The Company has received three document subpoenas from the SEC and the Company has complied or is in the process of complying with them. The Company has learned that the SEC has issued subpoenas to its independent auditors and to several of the Company's current and former customers. In February 2001, the SEC took testimony from the Company's former Chief Financial Officer. In March 2001 the SEC took testimony from the Company's Senior Vice President of Applications Products and the Company's Senior Vice President, Sales and Marketing who is also the President of TenFold Insurance, Inc.

     The inquiry is in its preliminary stages and the Company has retained outside legal counsel that has begun investigating the facts concerning the investigation. The SEC has a number of statutory remedies that it may use in both fraud and non-fraud (books and records) enforcement proceedings. These remedies include various forms of injunctive relief, monetary penalties, and orders barring individuals from future employment in public companies. It is too early in the inquiry to say which of these remedies, if any, the SEC might seek against the Company and its officers. Management and outside legal counsel believe that the Company has meritorious defenses to any allegations the SEC may make and intend to continue to cooperate fully with the SEC. However, because the inquiry is in its preliminary stages, the Company's outside legal counsel is not able to provide an opinion on the probable outcome of the inquiry.

13.  Perot Systems Corporation Alliance

     The Company entered into a strategic alliance agreement with Perot Systems Corporation ("Perot Systems"), a systems integrator, which became effective May 1, 1999. The agreement provided for the development and delivery of applications, products, and services to TenFold and Perot Systems customers using the TenFold Way, the Universal Application, TenFold ComponentWare, and the Universal Application Integrator. As part of the agreement, Perot Systems was given the opportunity to purchase 1,000,000 shares of the Company's common stock being sold at the initial public offering price. Perot Systems purchased 1,000,000 shares in the Company's initial public offering as contemplated by the agreement.

     The strategic alliance agreement stated that if Perot Systems failed to provide the Company with opportunities to contract for revenue of at least $15.0 million during the year ended April 30, 2000, Perot Systems would pay the Company 20 percent of the shortfall. During the three months ended June 30, 2000, and in connection with this requirement, Perot Systems paid the Company $540,000 which the Company recognized as other income. This payment fulfilled Perot System's remaining obligation to the Company for the year ended April 30, 2000. As part of the amendment to the strategic alliance agreement discussed below, the Company no longer requires that Perot Systems provide the Company with opportunities to contract for revenue. Accordingly, the Company does not expect to receive similar payments in the future.

     In June 2000, the Company amended its strategic alliance and related agreements with Perot Systems. The Company also entered into a reseller agreement under which Perot Systems could sublicense the Company's current applications and technology products for five years. Perot Systems paid the Company $2.0 million for initial sublicense fees and for the related application support for these products. The Company recognized $1.4 million of license revenue associated with these fees upon shipment of these products to Perot Systems during the three months ended June 30, 2000, and the Company recognized $48,000 of the related support revenues ratably over the support period from July 1, 2000 through November 30, 2000.

     In connection with the signing of this reseller agreement, the Company also amended two of its existing service agreements with Perot Systems and Perot Systems' healthcare affiliate. The Company committed to use a minimum number of Perot Systems staff on TenFold projects for a

                             TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

one-year period beginning July 1, 2000. Perot Systems agreed to reduce the standard rate that it charged the Company for these Perot Systems staff working on TenFold projects during this same one-year period. Additionally, as part of these changes, Perot Systems committed to dedicate two salespeople to sell TenFold products and services through June 2001.

     For various business reasons occurring during the fourth quarter of 2000, the Company determined to restructure the Perot Systems relationship and, effective December 8, 2000, the Company negotiated a restructuring agreement with Perot Systems. Under the terms of this agreement and the second amended and restated master services agreements, the Company agreed 1) to terminate the strategic alliance, 2) to terminate the reseller agreement, 3) to amend the amended and restated master services agreements so that the Company is no longer committed to use a minimum number of Perot Systems staff, 4) to refund to Perot Systems the $2.0 million that Perot Systems paid to the Company in sublicensing fees and support, as well as $646,000 in lost revenue from reducing the Company's commitment to pay for Perot Systems staff, and 5) to pay these amounts in six equal monthly payments of $441,000 beginning January 15, 2001. The Company has included the $2.0 million refund in accrued liabilities, and the $646,000 service obligation in accounts payable, in the Consolidated Balance Sheet at December 31, 2000.

     Because of recent TenFold management changes and TenFold's continuing restructuring, the Company is in active discussions with Perot Systems to reconsider the scope of their future relationship and to renegotiate the December 8, 2000 agreements. Therefore, as of the date of these financial statements, the Company has not made any of the monthly payments described above. Because the Company cannot at this time forecast the result of the continuing discussions with Perot Systems, the Company has reduced revenue during the three months ended December 31, 2000 by $1.4 million including the $48,000 of support revenue, so that the net effect is that the Company has recognized no revenue during the year ended December 31, 2000 from the Perot Systems reseller agreement.

14.  Income Taxes

     The components of the provision (benefit) for income taxes are presented below (in thousands):

                                                                               Year ended December 31,
                                                                        --------------------------------------
                                                                           2000          1999         1998
                                                                        ----------    ----------   -----------
               Provision (benefit) for income taxes:
                  Current:
                       Federal.......................................   $   (1,304)   $      946   $      567
                       State.........................................          (74)          345           79
                       Foreign.......................................          655             -            -
                                                                        ----------    ----------   ----------
                             Total current...........................         (723)        1,291          646

                  Deferred:
                       Federal.......................................           88          (834)        (439)
                       State.........................................           16          (258)         (11)
                                                                        ----------    ----------   ----------
                             Total deferred..........................          104        (1,092)        (450)

                  Charge in lieu of taxes attributable
                       to employee stock plans.......................            -         4,537          664
                  Tax charge related to the reallocation
                       of revenue to equity..........................            -             -         (365)
                                                                        ----------    ----------   ----------
                  Total provision (benefit) for income taxes.........   $     (619)   $    4,736   $      495
                                                                        ==========    ==========   ==========

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

     The table below reconciles the expected U.S. federal statutory income tax rate (34% for 2000, 35% for 1999 and 34% for 1998) to the recorded income tax provision (benefit) (in thousands):

                                                                               Year ended December 31,
                                                                         ------------------------------------
                                                                            2000         1999        1998
                                                                         -----------  -----------  ----------
       Tax expense (benefit) at U.S. statutory rates.................     $(27,459)      $ 3,711      $  754
       State tax (benefit), net of federal tax impact................       (3,823)          675         113
       Meals & entertainment.........................................          355           108          88
       Purchased intangibles.........................................        1,109           963           -
       Foreign taxes.................................................          655             -           -
       Credits for research activities...............................       (3,883)         (284)       (253)
       Change in valuation allowance attributable to operations......       32,427          (277)       (272)
       Other.........................................................            -          (160)         65
                                                                       -----------   -----------  ----------
                        Provision (benefit) for income taxes.........     $   (619)      $ 4,736      $  495
                                                                       ===========   ===========  ==========

     The Company's deferred tax assets are comprised of the following (in thousands):

                                                                                December 31,
                                                                          ------------------------
                                                                            2000         1999
                                                                          ----------  ------------
       Deferred tax assets:
              Reserves and accruals....................................  $    6,157    $      668
              Stock option compensation................................         810           659
              Credits for research activities..........................       4,603           695
              Differences in timing of revenue recognition.............       3,472         2,347
              Loss carryovers..........................................      28,608           388
              Depreciation for book in excess of tax...................       1,377             -
              Other....................................................         489            33
                                                                         ----------    ----------
                    Total deferred tax assets..........................      45,516         4,790
              Valuation allowance......................................     (42,623)       (1,083)
                                                                         ----------    ----------
                    Deferred tax assets after valuation allowance......  $    2,893    $    3,707
                                                                         ==========    ==========
       Deferred tax liabilities:
              Purchased intangibles....................................  $    2,893    $    3,558
              Accelerated depreciation.................................           -           253
                                                                         ----------    ----------
                    Total deferred tax liabilities                       $    2,893    $    3,811
                                                                         ----------    ----------
                    Total net deferred tax liabilities.................  $        -    $     (104)
                                                                         ==========    ==========
       Recorded as:
                Deferred income tax asset - current....................  $      612    $    2,650
                Deferred income tax liability - long-term..............        (612)       (2,754)
                                                                         ----------    ----------
                    Total net deferred tax liabilities.................  $        -    $     (104)
                                                                         ==========    ==========

     Domestic and foreign components of income (loss) before taxes are as follows (in thousands):

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                                Year ended December 31,
                                                                         ------------------------------------
                                                                            2000         1999        1998
                                                                         -----------  -----------  ----------
       Domestic......................................................    $ (81,080)   $   10,154   $  2,845
       Foreign.......................................................          319           449       (627)
                                                                         ---------    ----------   --------
                        Income (loss) before taxes...................    $ (80,761)   $   10,603   $  2,218
                                                                         =========    ==========   ========

     As of December 31, 2000, the Company had federal net operating loss carryforwards of approximately $74.3 million that expire in 2020. As of December 31, 2000, the Company had state net operating loss carryforwards of approximately $53.1 million which are subject to various state carryover provisions that generally provide shorter carryover periods than federal. In addition, as of December 31, 2000, the Company had federal credit carryforwards for increasing research activities of approximately $3.5 million that begin to expire in 2014, the Company also had $1.1 million of state credits for increasing research activities that are subject to various state carryover provisions.

     The ultimate realization of the deferred income tax assets is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other events. During the year ended December 31, 2000, the valuation allowance increased approximately $41.5 million, and for the year ended December 31, 1999 the valuation allowance increased $382,000. The increase for the year ended December 31, 2000 relates primarily to the general valuation allowance established under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when it is more likely than not that the net deferred tax assets will not be realized. The valuation allowance includes the benefit for stock option exercises which increased the size of the net operating loss carryovers. Future reductions to the valuation allowance will be allocated $32.7 million to operations, $9.2 million to paid-in capital, and $650,000 against goodwill.

15.  Classes of Stock

     Initial Public Offering

     The Company's registration statement (Registration No. 333-74057) under the Securities Act of 1933, for the Company's initial public offering, became effective May 20, 1999. The Company's offering proceeds, net of aggregate expenses of approximately $4.7 million, were $34.2 million. The Company used a portion of the proceeds for the payment of $22.0 million for the acquisition of LongView, which closed on October 7, 1999. The remainder of the net proceeds has been used for working capital and invested in cash and cash equivalents.

     Redeemable Common Stock

     On December 30, 1998, the Company issued 200,000 shares of Redeemable Common Stock at a contractual purchase price of $5.00 per share and concurrently entered into additional license and service agreements with the purchaser of the shares. The Company subsequently determined that the fair market value of a share of redeemable common stock equaled $9.88, and allocated $2.0 million of the amounts paid in the licensing and service agreements to the purchase of the shares. The redemption rights terminated upon the completion of the initial public offering.

     Redeemable Preferred Stock

     On March 4, 1997, the Company established a series of voting preferred shares designated as Series A Preferred Stock, consisting of 2,920,799 shares with $0.001 par value. On November 24, 1997, the Company increased the authorized number of common shares to 44,000,000, and established a series of voting preferred shares designated as Series B Preferred Stock, consisting of

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3,340,330 shares with $0.001 par value, increasing the number of authorized preferred shares to 6,261,129.

     During March 1997, the Company entered into a transaction wherein the Company sold 1,460,399 shares of Series A Preferred Stock and a software license to a third party. The software license granted the third party the right to develop applications using the Company's Universal Application. The license restricted the Company from developing and licensing applications with similar industry-specific functionality as this third party's existing applications products (as of the effective date of the license agreement) within the particular industry that this third party operates, and restricted the Company from licensing the Universal Application to certain named competitors of the third party. These licensing restrictions terminated in the Company's initial public offering. In the March 1997 transaction, the majority stockholder of the Company sold 1,460,400 shares of common stock of the Company to the third party. Simultaneously, the Company granted the third party an option to exchange the 1,460,400 shares of common stock for an equal number of shares of Series A Preferred Stock. This conversion option was exercised during 1997. The third party paid a total of $8.0 million as consideration for this transaction, of which $2.5 million was received by the majority stockholder and $5.5 million was received by the Company. Based on an independent valuation of the Company's common and preferred stock, the Company allocated the total consideration paid by the third party of $8.0 million based on the respective fair values of the preferred and common shares. Based on these valuations, the Company allocated $1.4 million to the Series A Preferred Stock and option, and $5.5 million to revenue. As a result of the transaction, the majority stockholder received a premium of $1.4 million on the sale of common shares. The Company reflected that premium as an other charge in the 1997 Consolidated Statement of Operations.

     In November 1997, the Company issued 3,340,330 shares of Series B Preferred Stock resulting in net proceeds to the Company of approximately $7.0 million.

     In connection with the Company's initial public offering, the Company's Series A and B Preferred Stock were automatically converted into common stock.

                                             Series A                  Series B                 Redeemable
                                         Preferred Stock            Preferred Stock            Common Stock
                                     ------------------------- -------------------------- ------------------------
                                        Shares        Amount      Shares        Amount      Shares     Amount
                                     ------------- ----------- -------------  ----------- ------------ ----------
Balance at December 31, 1997.......     2,920,799  $    1,608     3,340,330   $    7,032            -  $        -
                                     ------------  ----------  ------------   ----------  -----------  ----------

Redeemable common stock
    Issued for cash................             -           -             -            -      200,000       1,976

Accretion of redeemable
    convertible preferred stock....             -         328             -          587            -           -
                                    ------------- ----------- -------------  ----------- ------------ -----------
Balance at December 31, 1998.......     2,920,799       1,936     3,340,330        7,619      200,000       1,976
                                    ------------- ----------- -------------  ----------- ------------ -----------
Conversion of redeemable
    common stock..................              -           -             -            -     (200,000)     (1,976)

Accretion of redeemable
    convertible preferred stock....             -         129             -          262            -           -

Conversion of preferred stock
    into common stock..............    (2,920,799)     (2,065)   (3,340,330)      (7,881)           -           -
                                    -------------  ---------- -------------   ----------  ------------ -----------
Balance at December 31, 1999                    -  $        -             -   $        -            -  $        -
                                    =============  ========== =============   ==========  ============ ===========

     Restricted Stock

     On October 31, 1996, the Company sold 4,530,104 shares of common stock to the then current Chief Executive Officer ("former CEO ") for an aggregate price of $1.0 million pursuant to a

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


restricted stock purchase agreement entered into in connection with an employment agreement between the Company and the former CEO dated September 1, 1996. On January 11, 2001 the Company announced the resignation of the former CEO with whom it entered the employment agreement. The Company is currently in discussions with the former CEO over the repurchase of 453,010 of the CEO's restricted shares at $0.005 per share.

     On February 2, 1998, the Company allowed two other officers to exercise options on a total of 300,000 shares of common stock in advance of their vesting, subject to the Company's right to repurchase these shares if the officers leave the Company before the shares are fully vested. Of the total shares exercised, 60,000 shares are currently subject to a repurchase right at $0.22 per share in favor of the Company that expires over time.

16.  Stock Option Plans

     1993 Flexible Stock Incentive Plan. The Company's 1993 Flexible Stock Incentive Plan (the "1993 Stock Plan") was adopted by the Board of Directors and approved by the Company's stockholders in February 1993. A total of 10,000,000 shares of common stock are reserved for issuance under the 1993 Stock Plan. The 1993 Stock Plan is administered by the Board of Directors and the Board Compensation Committee, and with respect to option grants to purchase up to 10,000 shares to any one employee, option grants may be approved by a separate committee of the board. The 1993 Stock Plan provides for the issuance of incentive stock options to employees, including officers and employee directors, and of nonqualified stock options, stock purchase rights, stock bonus awards, and stock appreciation rights to employees, including officers and directors, consultants, and non-employee directors. The options generally vest over a five-year period and expire ten years from the date of grant. Unless terminated earlier, the 1993 Stock Plan will terminate in February 2003. To date, the Company has not issued any incentive stock options, stock purchase rights, stock bonus awards, or stock appreciation rights under the 1993 Stock Plan.

     1999 Stock Plan. The Company's 1999 Stock Plan was adopted by the Board of Directors and approved by the stockholders in March 1999. A total of 6,500,000 shares of common stock has been reserved for issuance under the 1999 Stock Plan, plus an automatic annual increase on the first day of 2000, 2001, 2002, 2003, and 2004. This automatic annual increase will be equal to the lesser of 1,000,000 shares or 3 percent of the Company's outstanding common stock on the last day of the immediately preceding year, or such lesser number of shares as the Board of Directors determines. Under this provision, on January 1, 2000 the number of shares reserved for issuance under the plan increased by 1,000,000 shares. The 1999 Stock Plan provides for the granting to employees, including officers and directors, of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants, including non-employee directors, of nonqualified stock options and stock purchase rights. The Company has historically granted only nonqualified stock options. The 1999 Stock Plan is administered by the Board of Directors and the Board Compensation Committee, and with respect to option grants to purchase up to 10,000 shares to any one employee, option grants may be approved by a separate committee of the board. The plan administrator determines the terms of options and stock purchase rights granted under the 1999 Stock Plan, including the number of shares subject to an option or purchase right, the exercise or purchase price, and the term and exercisability of options. The options generally vest over a five-year period and expire ten years from the date of grant. Unless terminated earlier, the 1999 Stock Plan will terminate in March 2009. To date, the Company has not issued any incentive stock options, stock purchase rights, stock bonus awards, or stock appreciation rights under the 1999 stock plan.

     2000 Employee Stock Option Plan. The Company's 2000 Stock Option Plan was adopted by the Board of Directors in December 2000. A total of 7,000,000 shares of common stock have been reserved for issuance under the 2000 Stock Option Plan. The 2000 Stock Option Plan provides for the granting of nonstatutory rights of purchase of the Company's common stock to employees,

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

excluding section 16 officers, directors, and non-employee directors. Nonstatutory options do not qualify as an Incentive Stock Option within the meaning of Section 422 of the Internal Revenue Code of 1996, as amended. The 2000 Stock Option Plan is administered by the Board of Directors. The plan administrator determines the terms of options and stock purchase rights granted under the 2000 Stock Option Plan, including the number of shares subject to an option or purchase right, the exercise or purchase price, and the term and exercisability of options. Twenty five percent of the options granted during December 2000 under the 2000 Stock Option Plan vested on the date of grant and have an accelerated vesting schedule. Options granted under the 2000 Plan during December 2000 include a "claw back" provision whereby, if an optionee ceases being an employee or consultant prior to March 15, 2001, the option period immediately terminates and vested options cease to be exercisable, and if any 2000 option plan options are exercised prior to March 15, 2001, the Company has the right to "claw back" the stock from the optionee at their exercise price. If an optionee ceases being an employee or consultant after March 15, 2001 but prior to December 15, 2001 the option period terminates five days after cessation or termination, which ever occurs first, and are exercisable to the extent of vesting on the date of cessation or termination. If an optionee ceases being an employee or consultant after December 15, 2001, the option period terminates three months after cessation or termination, which ever occurs first, and are exercisable to the extent of vesting on the date of cessation or termination. On March 1, 2001 the administrator rescinded the "claw back" provision. The options generally vest over a three-year period and expire ten years from the date of grant. Unless terminated earlier, the 2000 Stock Plan will terminate in December 2010.

     Stock option activity under the Company's 1993, 1999, and 2000 stock option plans is as follows:

                                                                              Weighted
                                                                               Average
                                                                Option     Exercise Price
                                                                Shares        Per Share
                                                            -------------   -------------
               Outstanding at December 31, 1997............     4,453,200   $        0.53
                                                            -------------   -------------

                    Granted ...............................     4,070,000   $        3.88
                    Exercised..............................     1,260,700   $        0.26
                    Canceled...............................       845,200   $        1.71
                                                            -------------   -------------
               Outstanding at December 31, 1998............     6,417,300   $        2.36
                                                            -------------   -------------

                    Granted ...............................     2,640,800   $       15.27
                    Exercised .............................       986,868   $        1.21
                    Canceled ..............................     1,165,112   $        5.09
                                                            -------------   -------------
               Outstanding at December 31, 1999 ...........     6,906,120   $        7.00
                                                            -------------   -------------

                    Granted ...............................    16,965,200   $       12.28
                    Exercised .............................       662,584   $        2.28
                    Canceled ..............................     3,396,030   $       15.11
                                                            -------------   -------------
               Outstanding at December 31, 2000 ...........    19,812,706   $       10.29
                                                            -------------   -------------

     At December 31, 2000, 2,925,522 options were vested and exercisable as compared to 714,840 in 1999, and 384,200 in 1998, under the stock option plans. Included in the table above are options granted to consultants which were recorded at their estimated fair value. To date, the number of options granted to consultants and the related fair value of such options has been insignificant.

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The following table summarizes information about stock options under the plans outstanding at December 31, 2000:

                                    Options Outstanding                            Options Exercisable
                                    ---------------------------------------------- ----------------------------

                                                       Weighted
                                                       Average        Weighted                       Weighted
                                       Options        Remaining        Average         Number        Average
      Range of                       Outstanding     Contractual      Exercise      Exercisable      Exercise
   Exercise Prices                   at 12/31/00         Life           Price       at 12/31/00       Price
-----------------------             --------------- ---------------  ------------- -------------- -------------
$    0.02  to $   0.89 ............        887,660     6.19  Years   $        .45        456,880  $       0.36
     1.63  to     5.09 ............     12,552,756     9.14  Years   $       2.06      2,296,762          2.26
     6.69  to    12.60 ............      2,754,850     8.95  Years   $       8.96         75,200         12.60
    19.31  to    30.25 ............        686,940     8.94  Years   $      25.87         83,960         27.04
    31.50  to    60.50 ............      2,930,500     8.99  Years   $      46.15         12,720         33.42
                                     -------------  --------------   ------------  -------------  ------------
$    0.02  to $  60.50 ............     19,812,706     8.44  Years   $      10.29      2,925,522  $       3.09
                                     =============  ==============   ============  =============  ============

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") as amended by Financial Accounting Standards Board Interpretation No. 44 ("FIN 44") in accounting for its option plans. Had compensation expense for the Company's stock option plan and the employee stock purchase plan been determined based on the fair value at the grant date for awards or purchase rights under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income (loss) for the years ended December 31, 2000, 1999, and 1998 would have been as follows (in thousands except per share information):

                                                                        2000        1999         1998
                                                                     -----------  ----------  -----------
Net income (loss) applicable to common stock - as reported.........  $ (80,142)     $ 5,476     $    808
Net income (loss) applicable to common stock - pro forma...........   (104,395)         723          435

Earnings (loss) per common share - as reported:

     Basic.......................................................... $   (2.29)     $  0.19     $   0.04
     Diluted.......................................................      (2.29)        0.16         0.03


Earnings (loss) per common share - pro forma:

     Basic.......................................................... $   (2.98)     $  0.02     $   0.02
     Diluted........................................................     (2.98)        0.02         0.02

     The effect of SFAS 123 on pro forma net loss and net loss per share disclosed for 2000, 1999, and 1998 may not be representative of the effects on pro forma results in future years.

     The number of remaining options available to grant under the 1993, 1999, and 2000 plans is 1,243,142 as of December 31, 2000.

     The weighted-average fair value of the options granted under the plans in 2000 is $7.97 as compared to $13.64 in 1999 and $3.22 in 1998. The fair value of these options was estimated at the date of grant using the Black-Scholes model in 2000 and 1999 and the minimum value method in 1998 with the following weighted-average assumptions for 2000, 1999, and 1998: risk-free interest rate of 6.51 percent in 2000, 6.80 percent in 1999, and 6.81 percent in 1998; a dividend yield of 0

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

percent, a volatility factor of 131.1 percent for 2000, 108.5 percent for 1999 and 0 percent in 1998, and a weighted-average expected life of 8.44 years.

     The Company recorded deferred compensation pursuant to APB 25 of $0 in 2000, $5.9 million in 1999, and $2.2 million in 1998 relating to stock options which were granted in a range of prices between $0.45 and $5.00, which were below the estimated fair market values of the underlying common stock. The Company recognized compensation expense of $1.2 million in 2000, $1.4 million in 1999, and $153,000 in 1998 related to the normal vesting of these options.

17.  1999 Employee Stock Purchase Plan

     The Company's 1999 Employee Stock Purchase Plan was adopted by the Board of Directors and approved by the stockholders in March 1999. A total of 1,000,000 shares of common stock has been reserved for issuance under the purchase plan. In addition, the number of shares reserved for issuance under the purchase plan automatically increases on the first day of each of the Company's fiscal years beginning in 2000, 2001, 2002, 2003, and 2004 equal to the lesser of 300,000 shares, 0.75 percent of the Company's outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as the Board of Directors shall determine. Under this provision, on January 1, 2000 the number of shares reserved for issuance under the purchase plan increased by approximately 261,000 shares. The purchase plan, which is intended to qualify under Section 423 of the Internal Revenue Code, will be implemented in two six-month offering periods each year, with new offering periods (other than the first offering period) commencing on February 1 and August 1 of each year. The first offering period commenced on the date of the initial public offering and ended on January 31, 2000. The Company issued 266,672 shares under this plan during the year ended December 31, 2000.

     As of December 31, 2000, 733,328 shares were available for issuance under the 1999 Employee Stock Purchase Plan.

     The purchase plan is administered by the Board of Directors or by a committee appointed by the Board. Employees (including officers and employee directors) of the Company, or of any majority-owned subsidiary designated by the Board, are eligible to participate in the purchase plan if they are employed by the Company or any such subsidiary for at least 20 hours per week and more than 5 months per year. The purchase plan permits eligible employees to purchase common stock through payroll deductions of up to 10 percent of an employee's compensation, at a price equal to 85 percent of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of such period. No employee may purchase more than 3,000 shares of common stock under the purchase plan in any single offering period. No employee may purchase shares in an offering period if the purchase would cause such employee to own stock or hold outstanding stock options equal to or in excess of 5 percent of the total voting power of all classes of TenFold stock. In addition, no employee shall be granted an option under the purchase plan if the option would permit an employee to purchase stock under all employee stock purchase plans of the Company at a rate that exceeds $25,000 of fair market value of the stock for each calendar year in which the option is outstanding. An employee has the option of increasing or decreasing the percentage of payroll deductions once or of discontinuing the deduction during the offering period. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") in accounting for its employee stock purchase plan. Under APB 25, the plan is considered non-compensatory.

     The weighted-average fair value of employee stock purchase rights granted under the employee stock purchase plan in 2000 was $4.63 as compared to $7.01 in 1999. The fair value of the employee stock purchase rights was estimated using the Black-Scholes model with the following assumptions for 2000: risk-free interest rate of 6.19 percent, dividend yield of 0 percent, an expected life of 6 months, and the same volatility factors as used for the stock option plans.

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


18.  401(k) Retirement Plan

     The Company established a 401(k) retirement savings plan for employees in January 1996. All employees age 21 and over are eligible to participate. Each participant may elect to have amounts deducted from his or her compensation and contributed to the plan. The Company matches 20 percent of the first 6 percent of the employees' contributions, up to a maximum of $2,000 per employee per year. Total Company contributions for 2000, 1999, and 1998 were approximately $396,000, $237,000, and $157,000, respectively.

19.  Vertical Business Group Operations

     Strategy

     During the year ended December 31, 2000, the Company conducted its vertical business operations through subsidiaries in the communications, energy, financial services, healthcare, insurance, and investment management industries. During the three months ended September 30, 2000, the Company's investment management subsidiary changed its name from TenFold Investment Management, Inc. to Argenesis Corporation ("Argenesis"). During the three months ended December 31, 2000, the Company's financial services subsidiary merged with the Argenesis subsidiary with the combined company being called Argenesis Corporation.

     Subsequent to December 31, 2000, the Company consolidated its vertical business operations into one corporate organization to provide better focus for employees and to solidify the Company's core delivery and operational infrastructure.

     Subsidiary Stock Plans

     During 1999, the Company formed six subsidiaries in each of which the Company holds 20,000,000 issued and outstanding shares of common stock.

     Each of the six subsidiaries formed during 1999, with approval of its respective Board of Directors, adopted its own stock plan during 1999. The terms of the plans are similar to the Company's 1999 Stock Plan. A total of 3,740,000 shares of common stock of each subsidiary has been reserved under the Stock Plans for each of the six subsidiaries. The Company accounts for the sale of common stock in the Company's subsidiaries as an equity transaction.

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

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

     The Company has not issued any options to purchase common stock in its horizontal subsidiary, TenFold Technology, Inc.

     Stock option activity under the subsidiaries' stock plans is as follows:

                                                                              Weighted
                                                                              Average
                          Argenesis Corporation                 Option     Exercise Price
                           Options Outstanding                  Shares       Per Share
                                                             ------------  --------------
               Outstanding at December 31, 1999............             -  $            -
                                                             ------------  --------------

                    Granted ...............................     3,474,000  $         3.27
                    Exercised..............................             -               -
                    Canceled...............................       743,700            3.26
                                                             ------------  --------------
               Outstanding at December 31, 2000............     2,730,300  $         3.27
                                                             ------------  --------------

                                                                              Weighted
                                                                              Average
                       TenFold Communications, Inc.             Option     Exercise Price
                           Options Outstanding                  Shares       Per Share
                                                             ------------  --------------
               Outstanding at December 31, 1999............             -  $            -
                                                             ------------  --------------

                    Granted ...............................     2,247,000  $         1.70
                    Exercised..............................             -               -
                    Canceled...............................        83,000            1.70
                                                             ------------  --------------
               Outstanding at December 31, 2000............     2,164,000  $         1.70
                                                             ------------  --------------

                                                                              Weighted
                                                                              Average
                           TenFold Energy, Inc.                 Option     Exercise Price
                           Options Outstanding                  Shares       Per Share
                                                             ------------  --------------
               Outstanding at December 31, 1998............             -  $            -
                                                             ------------  --------------

                    Granted ...............................     1,000,000  $         1.30
                    Exercised..............................             -               -
                    Canceled...............................             -               -
                                                             ------------  --------------
               Outstanding at December 31, 1999............     1,000,000  $         1.30
                                                             ------------  --------------

                    Granted ...............................     1,638,000  $         2.83
                    Exercised..............................             -               -
                    Canceled...............................       846,000            2.89
                                                             ------------  --------------
               Outstanding at December 31, 2000............     1,792,000  $         1.95
                                                             ------------  --------------

                                                                              Weighted
                                                                              Average
                         TenFold Healthcare, Inc.               Option     Exercise Price
                           Options Outstanding                  Shares       Per Share
                                                             ------------  --------------
               Outstanding at December 31, 1999............             -  $            -
                                                             ------------  --------------

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



                                                                              Weighted
                                                                              Average
                         TenFold Healthcare, Inc.               Option     Exercise Price
                           Options Outstanding                  Shares       Per Share
                                                             ------------  --------------
                    Granted ...............................     2,992,000            1.87
                    Exercised..............................             -               -
                    Canceled...............................       586,800            1.88
                                                             ------------  --------------
               Outstanding at December 31, 2000............     2,405,200  $         1.87
                                                             ------------  --------------

                                                                              Weighted
                                                                              Average
                         TenFold Insurance, Inc.                Option     Exercise Price
                           Options Outstanding                  Shares       Per Share
                                                             ------------  --------------
               Outstanding at December 31, 1998............             -  $            -
                                                             ------------  --------------

                    Granted ...............................     2,250,000  $         4.80
                    Exercised..............................             -               -
                    Canceled...............................             -               -
                                                             ------------  --------------
               Outstanding at December 31, 1999............     2,250,000  $         4.80
                                                             ------------  --------------

                    Granted ...............................       974,250  $         5.52
                    Exercised..............................       200,000            4.80
                    Canceled...............................       608,450            5.09
                                                             ------------  --------------
               Outstanding at December 31, 2000............     2,415,800  $         5.02
                                                             ------------  --------------

     One employee exercised stock options for the purchase of 200,000 shares at a purchase price of $4.80 per share in the Company's insurance subsidiary during the three months ended March 31, 2000. The insurance subsidiary provides large-scale e-business applications for leading customers in the insurance industry. In connection with this option exercise, the Company loaned the employee $960,000, which is included in stockholders' equity in the Consolidated Balance Sheet under the caption Notes Receivable from Stockholders. This loan is full recourse, secured by the related shares, and bears interest at 6.56 percent per annum. Although the Company intends to pursue collection of this note, during the three months ended December 31, 2000, the Company established an allowance against this note. See Note 3 for additional information. As of December 31, 2000, the minority interest has been reduced to zero due to net operating losses incurred subsequent to the exercise of the stock options.

     No compensation expense has been provided for this option exercise as the exercise price was equivalent to the estimated fair market value of the insurance subsidiary stock at the date of grant. Prior to this transaction, the Company owned 100 percent of its insurance subsidiary. Subsequent to this transaction, the Company owns 99 percent of its insurance subsidiary. No other issuances of subsidiary stock occurred during the year ended December 31, 2000.

     TenFold Energy, Inc. Warrants

     During 1999, TenFold Energy, Inc., a wholly owned subsidiary of the Company, sold 1,181,600 warrants to Southern Company Energy Marketing ("SCEM"). Each warrant entitles SCEM to purchase one share of Class A Common Stock at $2.12 per share in one of the Company's subsidiaries, TenFold Energy, Inc. None of these warrants, which expire December 31, 2002, were exercised as of December 31, 2000. The proceeds of $189,000 were credited to stockholders' equity.

     The Company has since received notice that SCEM intends to terminate the Master Software Licenses and Services Agreement ("Agreement") due to an alleged non-performance by the Company. SCEM has since filed a demand for arbitration. The Company has filed a counterclaim and intends to vigorously assert its claims under the Agreement. See Note 12 for additional information.

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


20.  Operating Segments

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

     In the fourth quarter of 1999, the Company implemented a vertical business strategy. This vertical business strategy involved segmenting the Company's business along industry lines, through the creation of separate subsidiaries, and having these subsidiaries evolve into separate operating companies. For the year ending December 31, 2000, the CEO reviewed financial information presented on a consolidated basis accompanied by disaggregated information about revenues by Vertical Business Group for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO for the year ended December 31, 2000 is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company operates in a single operating segment, which is applications products and services.

     Beginning in January 2001, the Company's CEO will review financial information on a consolidated basis. Revenue and expense information for all other business groups will be consolidated for internal and external reporting and for decision-making purposes.

     Revenues from operations outside of North America were approximately 11 percent of total revenues for 2000, 10 percent of total revenues for 1999, and 1 percent of total revenues for 1998. Substantially all of the revenues from operations outside of North America were in the financial services segment which was combined with the Argenesis segment during the three months ended December 31, 2000.

     Revenue information for different products and services is as follows (in thousands):

                                                                   Year ended December 31,
                                                            -------------------------------------
                                                               2000         1999         1998
                                                            ----------   ----------   -----------
Argenesis (includes financial services and
          investment management segments)
  License................................................   $   10,653   $   11,978   $     2,318
  Services...............................................       12,406       10,655         2,902
                                                            ----------   ----------   -----------
                                                            $   23,059   $   22,633   $     5,220
                                                            ==========   ==========   ===========

Communications
  License................................................   $    1,188   $    5,105   $       456
  Services...............................................        9,547          846         2,362
                                                            ----------   ----------   -----------
                                                            $   10,735   $    5,951   $     2,818
                                                            ==========   ==========   ===========

e-Business and Other
  License................................................   $      (87)  $    1,047   $       733
  Services...............................................        1,106        3,905         3,079
                                                            ----------   ----------   -----------
                                                            $    1,019   $    4,952   $     3,812
                                                            ==========   ==========   ===========

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                                   Year ended December 31,
                                                            -------------------------------------
                                                               2000         1999         1998
                                                            ----------   ----------   -----------
Energy
  License................................................   $    1,694   $    7,110             -
  Services...............................................        7,729        3,830         1,264
                                                            ----------   ----------   -----------
                                                            $    9,423   $   10,940   $     1,264
                                                            ==========   ==========   ===========

Healthcare
  License................................................   $      594   $      867   $       351
  Services...............................................        1,320        3,683           751
                                                            ----------   ----------   -----------
                                                            $    1,914   $    4,550   $     1,102
                                                            ==========   ==========   ===========

Insurance
  License................................................   $   (1,626)  $   20,981   $     9,524
  Services...............................................       18,282       22,422        16,427
                                                            ----------   ----------   -----------
                                                            $   16,656   $   43,403   $    25,951
                                                            ==========   ==========   ===========

Total
  License................................................   $   12,416   $   47,088   $    13,382
  Services...............................................       50,390       45,341   $    26,785
                                                            ----------   ----------   -----------
                                                            $   62,806   $   92,429   $    40,167
                                                            ==========   ==========   ===========

21.  Additional Significant Risks and Uncertainties

     The Company's customers are represented by a small number of large companies in the communications, energy, financial services, healthcare, insurance, and investment management industries. As such, a significant portion of the Company's revenue and billed and unbilled accounts receivable may relate to a single customer or a small number of customers. Although the Company plans to expand and diversify its customer base, currently the loss of any of the Company's large customers, without their replacement by new customers, would likely have a material adverse effect on the Company's revenue, cash flow, and allowances for doubtful billed and unbilled accounts receivable. The following table provides customer revenue concentration for the three years ended December 31, 2000, 1999 and 1998. No other customer accounted for more than 10 percent of total revenue for these years.

                                                                                       December 31,
                                                                         --------------------------------------
                                                                            2000          1999          1998
                                                                         ----------    ----------    ----------
Customer A.........................................................         16%            -             -
Customer B.........................................................         15%           18%            -
Customer C.........................................................          -            10%            -
Customer D.........................................................          -             -            20%
Customer E.........................................................          -             -            15%
Customer F.........................................................          -             -            13%
Customer G.........................................................          -             -            10%

22.  Special Charges

     Special charges for the year ended December 31, 2000 include a $2.9 million asset impairment charge, and a $1.9 million restructuring charge.

     Asset Impairment Charge. During the three months ended December 31, 2000, the Company restructured its operations to reduce operating expenses. As part of the restructuring, the Company closed facilities in Chicago, Illinois; Dallas, Texas; Salt Lake City, Utah; and San Francisco, California

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


during November and December of 2000. The Company had $840,000 in leasehold improvements, furniture and fixtures, and other assets in these offices that it determined had no future value to the Company. In addition, the Company determined that $2.1 million of computer equipment was also impaired as a result of the restructuring. Accordingly, the Company recorded a total asset impairment charge of $2.9 million.

     Restructuring Charge. During the three months ended December 31, 2000, the Company incurred a restructuring charge of $1.9 million as part of a plan to improve its operating results by reducing headcount, by closing duplicative Company facilities in Chicago, Illinois; Dallas, Texas; Salt Lake City, Utah; and San Francisco, California, and by implementing other measures. This charge is part of a plan to streamline the Company's efforts to focus on a return to profitability. The restructuring charge was comprised of $1.1 million for headcount reductions, and $861,000 for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments. As of December 31, 2000 $1.5 million had been paid out on the restructuring charge.

     The Company determined its restructuring charge in accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") and Staff Accounting Bulletin No. 100 ("SAB 100"). EITF 94-3 and SAB 100 require that the Company commit to an exit plan before it accrues employee termination costs and exit costs. On November 14, 2000, the Company's senior management prepared a detailed exit plan that included the termination of 159 employees, and closure of certain facilities.

     In connection with the restructuring actions, the Company terminated the employment of 159 employees, consisting primarily of applications development employees, technical and other support employees, and administrative employees in all of its locations. In addition, the Company did not replace approximately 40 employees who resigned voluntarily during October and November 2000. At December 31, 2000, the Company had terminated all employees associated with these restructuring actions. At December 31, 2000 the Company had exited a portion of its facility in Salt Lake City, Utah and closed duplicate offices in Chicago, Illinois; San Francisco, California; and Dallas, Texas. The Company has entered into sublease arrangements for its Dallas, Texas and its Chicago, Illinois office space.

     The Company also reached an agreement to decrease its lease commitment for new office space currently under construction in South Jordan, Utah, and, as of the date of this filing the Company is actively pursuing the sale of two office buildings in San Rafael, California.

     Restructuring reserves are included in accrued liabilities and accounts payable at December 31, 2000. Detail of the restructuring charges as of and for the three months ended December 31, 2000 are summarized below:

        Fourth Quarter 2000 Restructuring         Original                                    Balance at
                    Actions:                       Charge       Reversals     Utilized     December 31, 2000
      -----------------------------------        ----------     ---------     --------     ------------------
      Employee related                           $    1,057     $       -     $    916     $              141
      Facilities related                                861             -          540                    321
                                                 ----------     ---------     --------     ------------------
                                                 $    1,918     $       -     $  1,456     $              462
                                                 ==========     =========     ========     ==================

                                                  Original                                    Balance at
      Balance Sheet Components:                    Charge       Reversals     Utilized     December 31, 2000
      -----------------------------------        ----------     ---------     --------     ------------------
      Accrued liabilities                        $    1,777     $       -     $  1,456     $              321
      Accounts payable                                  141             -            -                    141
                                                 ----------     ---------     --------     ------------------
                                                 $    1,918     $       -     $  1,456     $              462
                                                 ==========     =========     ========     ==================

     In March 2001 the Company announced plans to close additional offices in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina, and to reduce its workforce by 10

                              TENFOLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


percent. The Company expects some of the employees in these offices to consider opportunities to work in its other remaining offices. There was no impact on the financial statements for the year ended December 31, 2000 relating to these actions. The Company expects to recognize a restructuring charge in the first quarter of 2001 relating to the March 2001 restructuring of approximately $3 million.

23.  Subsequent Events

     Subsequent to December 31, 2000, the Company consolidated vertical business operations into one corporate organization to provide better focus for employees and to solidify the Company's core delivery and operational infrastructure.

     On January 16, 2001, the Company announced the resignation of Gary D. Kennedy as President, Chief Executive Officer, and a Director of TenFold. At the same time, the Company announced that it had named Nancy M. Harvey as President, Chief Executive Officer, and a Director of TenFold. As of the date of these financial statements, the Company is in the process of finalizing financial arrangements with Mr. Kennedy related to his resignation.

     On March 15, 2001, the Company announced the sale of The LongView Group, Inc, ("LongView") for $29.0 million in cash proceeds to Linedata Services ("Linedata"), a European applications services provider to the financial services industry. As part of the Company's agreement with Linedata, it used $2.9 million of the proceeds from the sale to fund an escrow account to be used against any indemnification claims made by Linedata against the Company. The terms of the escrow agreement require the funds to remain in escrow for 18 months unless the escrow agent receives release instructions from both the Company and Linedata. Also, in connection with the sale, the Company incurred a state tax liability of approximately $2.7 million. The Company is required to make this tax payment in April 2001. The Company expects to recognize a gain on the sale of LongView in the first quarter of 2001. The Company reported its disposition of LongView in a Form 8-K filed on March 19, 2001, and in an amended Form 8-K filed on March 30, 2001.

                                  Schedule II

                              TENFOLD CORPORATION
                       Valuation and Qualifying Accounts
             For the Years Ended December 31, 2000, 1999, and 1998
                                (in thousands)


                                                       Additions
                                      Balance at       charged to                         Balance at
     Allowances for Doubtful         beginning of      costs and                            end of
  Accounts (Billed and Unbilled)        period          expenses         Deductions         period
                                     -------------   --------------    --------------    ------------
Year ended December 31, 1998         $           -   $          500    $            -    $        500
                                     =============   ==============    ==============    ============

Year ended December 31, 1999         $         500   $          763    $         (538) * $        725
                                     =============   ==============    ==============    ============

Year ended December 31, 2000         $         725   $       12,722    $       (3,160) * $     10,287
                                     =============   ==============    ==============    ============

     * Represents write-offs of accounts receivable

                                                       Additions
    Allowances for Doubtful           Balance at       charged to                         Balance at
  Stockholder Notes Receivable       beginning of      costs and                            end of
    (Principal and Interest)            period          expenses         Deductions         period
                                     -------------   --------------    --------------    ------------
Year ended December 31, 1998                     -                -                 -               -
                                     =============   ==============    ==============    ============

Year ended December 31, 1999                     -                -                 -               -
                                     =============   ==============    ==============    ============

Year ended December 31, 2000                     -   $        2,782                 -    $      2,782
                                     =============   ==============    ==============    ============

                                                       Additions
                                      Balance at       charged to                         Balance at
   Deferred Tax Valuation            beginning of      costs and                            end of
          Accounts                      period          expenses         Deductions         period
                                     -------------   --------------    --------------    ------------
Year ended December 31, 1998         $         973   $           38    $         (510)   $        701
                                     =============   ==============    ==============    ============

Year ended December 31, 1999         $         701   $          659    $         (277)   $      1,083
                                     =============   ==============    ==============    ============

Year ended December 31, 2000         $       1,083   $       41,540    $            -    $     42,623
                                     =============   ==============    ==============    ============

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2001.

Dated: April 11, 2001 By: /s/ Martin F. Petersen
       --------------     ------------------------------------------------------
                          Martin F. Petersen
                          Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 11, 2001     /s/ Nancy M. Harvey
       ---------------    ------------------------------------------------------
                          Nancy M. Harvey, President, Chief Executive Officer
                          and Director (Principal Executive Officer)

Dated: April 11, 2001     /s/ Martin F. Petersen
       ---------------    ------------------------------------------------------
                          Martin F. Petersen
                          Chief Financial Officer (Principal Financial Officer
                          and Interim Principal Accounting Officer)

Dated: April 11, 2001     /s/ Jeffrey L. Walker
       ---------------    ------------------------------------------------------
                          Jeffrey L. Walker, Chairman of the Board of Directors,
                          Executive Vice President, and Chief Technology Officer


Dated: April 11, 2001     /s/ H. Raymond Bingham
       ---------------    ------------------------------------------------------
                          H. Raymond Bingham
                          Director

Dated: April 11, 2001     /s/ Robert W. Felton
       ---------------    ------------------------------------------------------
                          Robert W. Felton
                          Director

Dated: April 11, 2001     /s/ Ralph W. Hardy, Jr.
       ---------------    ------------------------------------------------------
                          Ralph W. Hardy, Jr.
                          Director

Dated: April 11, 2001     /s/ Kay R. Whitmore
       ---------------    ------------------------------------------------------
                          Kay R. Whitmore
                          Director

TENFOLD CORPORATION
EXHIBIT INDEX


 Number
 ------
               Description
  10.9         2000 Employee Stock Option Plan.
  10.10        Restructuring Agreement effective December 8, 2000 between Perot
               Systems Corporation and TenFold.
  10.14        First Amendment to Lease Agreement effective November 30, 2000 between Boyer Jordan Valley 1, L.C. and TenFold.
  11*          Computation of Shares used in Computing Basic and Diluted Net
               Income (Loss) Per Share.
  21           List of subsidiaries.
  23.1         Consent of KPMG LLP.

   * Incorporated by reference to "Notes to Consolidated Financial Statements" herein