Form 10-Q
period 2001-03-31
TENFOLD CORP /UT
filed 2001-05-21
CIK 1051118

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

                                     INDEX
                                     -----

                                                                                            Page
                                                                                            ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Condensed Consolidated Balance Sheets at March 31, 2001 and
              December 31, 2000...........................................................   3

              Condensed Consolidated Statements of Operations for the three months ended
              March 31, 2001 and March 31, 2000...........................................   4

              Condensed Consolidated Statements of Cash Flows for the three months ended
              March 31, 2001 and March 31, 2000...........................................   5

              Notes to Condensed Consolidated Financial Statements........................   6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations...............................................................  23

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................  46

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................................  47

     Item 6.  Exhibits and Reports on Form 8-K............................................  52

SIGNATURES................................................................................  53

PART I.  FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
                              TENFOLD CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                                               March 31,             December 31,
                                                                                            ---------------         ---------------
                                                                                                 2001                     2000
                                                                                            ---------------         ---------------
                                      Assets
Current assets:
 Cash and cash equivalents.........................................................         $        20,794         $        13,854
 Accounts receivable, (net of allowances for doubtful accounts
          of $2,847 and $7,338, respectively)......................................                   4,211                   3,451
 Unbilled accounts receivable, (net of allowance for doubtful accounts
          of $2,949)...............................................................                     293                     282
 Prepaid expenses and other assets.................................................                     929                     652
 Deferred income taxes.............................................................                       -                     612
 Income taxes receivable...........................................................                     644                     644
 Assets held for sale..............................................................                   2,510                   2,944
 Other assets, (net of allowance of $236)..........................................                     112                     256
                                                                                            ---------------         ---------------
     Total current assets..........................................................                  29,493                  22,695

 Restricted cash...................................................................                   8,887                   2,598
 Property and equipment, net.......................................................                  15,124                  20,234
 Due from stockholders, (net of allowance of $860).................................                      40                      40
 Other assets......................................................................                     669                     770
 Goodwill and acquired intangibles, net............................................                       -                  18,938
                                                                                            ---------------         ---------------
     Total assets..................................................................         $        54,213         $        65,275
                                                                                            ===============         ===============

                       Liabilities and Stockholders' Deficit
Current liabilities:
 Accounts payable..................................................................         $         6,541         $         9,769
 Income taxes payable..............................................................                   2,724                     766
 Accrued liabilities...............................................................                  13,795                  12,043
 Deferred revenue..................................................................                  30,079                  35,853
 Current installments of obligations under capital leases..........................                   3,239                   3,381
 Current installments of notes payable.............................................                   7,653                   3,377
 Other current liabilities.........................................................                   1,981                     899
 Deferred income taxes.............................................................                      81                       -
                                                                                            ---------------         ---------------
     Total current liabilities.....................................................                  66,093                  66,088
                                                                                            ---------------         ---------------

Long-term liabilities:
 Deferred income taxes.............................................................                       -                     612
 Obligations under capital leases, excluding current installments..................                   2,761                   3,498
 Notes payable, excluding current installments.....................................                       -                   5,284
 Other long-term liabilities.......................................................                     966                   1,241
                                                                                            ---------------         ---------------
     Total long-term liabilities...................................................                   3,727                  10,635
                                                                                            ---------------         ---------------

Contingencies (Note 9)

Stockholders' deficit:
 Common stock, $0.001 par value:
 Authorized: 120,000,000 shares
     Issued and outstanding shares: 36,003,705 shares at March 31, 2001 and
      35,735,858 shares at December 31, 2000.......................................                      36                      36
 Additional paid-in capital........................................................                  66,322                  66,170
 Notes receivable from stockholders, (net of allowance of $1,686)..................                    (302)                   (429)
 Deferred compensation.............................................................                  (1,564)                 (2,132)
 Accumulated deficit...............................................................                 (79,468)                (74,270)
 Accumulated other comprehensive loss..............................................                    (631)                   (823)
                                                                                            ---------------         ---------------
     Total stockholders' deficit...................................................                 (15,607)                (11,448)
                                                                                            ---------------         ---------------
     Total liabilities and stockholders' deficit...................................         $        54,213         $        65,275
                                                                                            ===============         ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              TENFOLD CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                   ----------------------------------------
                                                                                         2001                     2000
                                                                                   ----------------       -----------------
Revenues:
 License.....................................................................              $  2,981               $   4,681
 Services....................................................................                 8,286                  26,994
                                                                                   ----------------       -----------------
     Total revenues..........................................................                11,267                  31,675
                                                                                   ----------------       -----------------

Operating expenses:
 Cost of revenues (exclusive of non-cash compensation of $64
    and $132, respectively)..................................................                 9,222                  11,718
 Sales and marketing (exclusive of non-cash compensation of
    $44 and $83, respectively)...............................................                 2,846                   6,844
 Research and development (exclusive of non-cash compensation
    of $55 and $103, respectively)...........................................                 4,451                   6,424
 General and administrative (exclusive of non-cash compensation
    of $12 and $33, respectively)............................................                 4,253                   1,864
 Amortization of goodwill and acquired intangibles...........................                   962                   1,151
 Amortization of deferred compensation.......................................                   175                     351
 Special charges.............................................................                 5,729                       -
                                                                                   ----------------       -----------------
     Total operating expenses................................................                27,638                  28,352
                                                                                   ----------------       -----------------
Income (loss) from operations................................................               (16,371)                  3,323
                                                                                   ----------------       -----------------

Other income (expense):
 Interest and other income...................................................                   433                     787
 Interest expense............................................................                  (251)                   (279)
 Gain on sale of The LongView Group, Inc.....................................                13,771                       -
                                                                                   ----------------       -----------------
     Total other income, net.................................................                13,953                     508
                                                                                   ----------------       -----------------
Income (loss) before income taxes and minority interest......................                (2,418)                  3,831

Provision for income taxes...................................................                 2,780                   1,686
                                                                                   ----------------       -----------------
Net income (loss) before minority interest...................................                (5,198)                  2,145
Minority interest............................................................                     -                       8
                                                                                   ----------------       -----------------
Net income (loss)............................................................              $ (5,198)              $   2,137
                                                                                   ================       =================

Basic earnings (loss) per common share.......................................              $  (0.15)              $    0.06
                                                                                   ================       =================
Diluted earnings (loss) per common share.....................................              $  (0.15)              $    0.05
                                                                                   ================       =================
Weighted average common and common equivalent shares used to calculate earnings (loss) per share:
 Basic.......................................................................                35,404                  34,038
                                                                                   ================       =================
 Diluted.....................................................................                35,404                  38,864
                                                                                   ================       =================

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              TENFOLD CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                         ------------------------------------
                                                                                               2001                 2000
                                                                                         --------------       ---------------
Cash flows from operating activities:
   Net income (loss)................................................................           $ (5,198)             $  2,137
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Tax benefit from exercise of stock options....................................                  -                 6,820
      Deferred income tax provision (benefit).......................................                488                (5,139)
      Amortization of goodwill and acquired intangibles.............................                962                 1,151
      Depreciation and amortization.................................................              1,833                 1,011
      Impaired assets charge........................................................              3,038                     -
      Provision for bad debts.......................................................                240                  (262)
      Amortization of deferred compensation.........................................                175                   351
      Compensation expense related to stock options.................................                 43                     -
      Gain on sale of The LongView Group, Inc.......................................            (13,771)                    -
      Minority interest.............................................................                  -                     8

    Changes in operating assets and liabilities:
       Accounts receivable..........................................................             (2,227)               (3,786)
       Unbilled accounts receivable.................................................               (151)               (5,746)
       Prepaid expenses and other assets............................................               (143)                  520
       Accounts payable.............................................................             (2,883)                 (690)
       Income taxes payable.........................................................              1,974                  (224)
       Accrued liabilities..........................................................              2,106                (6,762)
       Deferred revenues............................................................               (401)               (2,054)
       Other liabilities............................................................                809                     -
                                                                                         --------------       ---------------
              Net cash used in operating activities.................................            (13,106)              (12,665)
                                                                                         --------------       ---------------

Cash flows from investing activities:
      Additions to property and equipment...........................................               (215)                 (804)
      Additions to restricted cash..................................................             (6,400)                    -
      Net proceeds from sale of The LongView Group, Inc.............................             28,115                     -
      Net increase in other assets..................................................                  -                  (733)
                                                                                         --------------       ---------------
              Net cash provided by (used in) investing activities...................             21,500                (1,537)
                                                                                         --------------       ---------------
Cash flows from financing activities:
      Proceeds from employee stock purchase plan stock issuance.....................                458                 2,520
      Exercise of common stock options..............................................                 43                   821
      Proceeds from issuance of notes payable.......................................                  -                   576
      Principal payments on notes payable...........................................             (1,008)                 (412)
      Payments of notes receivable from stockholders................................                127                     -
      Principal payments on obligations under capital leases........................               (855)                 (222)
                                                                                         --------------       ---------------
            Net cash (used in) provided by financing activities.....................             (1,235)                3,283
                                                                                         --------------       ---------------

Effect of exchange rate changes.....................................................               (219)                 (100)
                                                                                         --------------       ---------------

Net (decrease) increase in cash and cash equivalents................................              6,940               (11,019)
Cash and cash equivalents at beginning of period....................................             13,854                58,247
                                                                                         --------------       ---------------
Cash and cash equivalents at end of period..........................................           $ 20,794              $ 47,228
                                                                                         ==============       ===============

Supplemental disclosure of cash flow information:
      Cash paid for income taxes                                                               $      1              $    308
      Cash paid for interest                                                                   $    259              $    287

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              TENFOLD CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements included herein have been prepared by TenFold Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the prior years' financial statements to conform to the current period's presentation. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for any future period or for the year ended December 31, 2001.

     This report should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 2000 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including for example, estimated project costs and profitability and accounts receivable allowances, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     The Company's financial statements have been prepared under the assumption that the Company will continue as a going concern. During the year ended December 31, 2000, the Company experienced several difficult quarters as a result of rapid internal growth, delivery challenges and a difficult sales environment. The delivery challenges prevented the Company from collecting final payments on certain projects and led to several customer disputes. As the Company disclosed the customer disputes in its quarterly filings, the sales environment became increasingly difficult. The substantial operating losses incurred in the year ended December 31, 2000 further deteriorated its ability to sell its products and services. In order to better align its expenses with its revenues, the Company took aggressive steps to restructure its operations through consolidating its management structure, reducing its workforce and closing offices. Additionally, the Company raised cash through the sale of LongView for $29.0 million. The Company believes that the strength of its core technologies, product assets, customer base, and the corrective actions that the Company is taking, provide a solid foundation for its continued operation in 2001. Additionally, the Company will continue to seek additional capital to finance its operations through the remainder of 2001. However, there can be no assurance that the measures taken to date or additional measures, if necessary, will prove successful.

2.   Revenue Recognition

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

     The Company recognizes license revenues from vertical application product sales and

Universal Application development licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: the Company has signed a noncancellable license agreement with nonrefundable fees; the Company has shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the vertical application license or the Universal Application development licenses are sold separately or when a Universal Application development license is sold with an application development project. License fees recognized upon achieving these criteria, for the three months ended March 31, 2001 were $0 as compared to $512,000 for the three months ended March 31, 2000. Services relating to the Universal Application development licenses only include post contract customer support services. Services for vertical application product licenses do not add significant functionality, features, or significantly alter the software. In addition, similar services are available from other vendors; there are no milestones or customer specific acceptance criteria which affect the realizability of the software license fee; and the software license fee is non-cancelable and non-refundable.

     For software arrangements that include a service element that is considered essential to the functionality of the software, the Company recognizes license fees related to the application, and the application development service fees, over time as the Company performs the services, using the percentage-of-completion method of accounting and following the guidance in Statement of Position ("SOP") 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company makes adjustments, if necessary, to the estimates used in the percentage-of-completion method of accounting as work progresses under the contract and as the Company gains experience.
For presentation purposes within the Condensed Consolidated Statements of Operation Fixed-price project revenues are split between license and service based upon the relative fair value of the components.

     For certain projects, the Company limits revenue recognition in the period to the amount of direct and indirect project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. At March 31, 2001, the Company is applying this "zero profit" methodology to all fixed-price projects except those relating to its Revenue Manager application. The total project values for ongoing projects at March 31, 2001 accounted for using the "zero profit" methodology is approximately $57.6 million. Revenue recognized from these projects during the three months ended March 31, 2001 was $4.2 million as compared to $6.1 million during the three months ended March 31, 2000.

     For time and material contracts, the Company generally estimates a profit range and recognizes the related revenue using the lowest level of profit in the estimated range. Billings in excess of revenue recognized under time and material contracts are deferred and recognized upon completion of the time and material contract or when the results can be estimated more precisely.

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

     The Company records billings and cash received in excess of revenue earned as deferred revenue. The Company's deferred revenue balance at March 31, 2001 was $30.1 million. The Company's deferred revenue balance generally results from contractual commitments made by customers to pay amounts to the Company in advance of revenues earned, and from application of the "zero profit" margin methodology described above. The Company's unbilled accounts receivable represents revenue that the Company has earned but which the Company has not yet billed. The Company bills customers as payments become due under the terms of the customer's contract. The Company considers current information and events regarding its customers and their contracts and establishes allowances for doubtful accounts when it is probable that the Company will be unable to collect amounts due under the terms of existing contracts.


3.  Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                              -----------------------------------
     Numerator:                                                                   2001                   2000
                                                                              ------------           ------------
         Numerator for basic earnings (loss) per share - net income
          (loss) available to common stockholders..........................   $     (5,198)          $      2,137
                                                                              ============           ============
         Assumed dilution related to subsidiaries' earnings (loss)
          applicable to minority stockholders..............................              -                    (43)
                                                                              ------------           ------------

         Numerator for diluted earnings (loss) per share...................        $(5,198)          $      2,094
                                                                              ============           ============

     Denominator:
         Denominator for basic earnings (loss) per share - weighted
          average shares...................................................         35,404                 34,038
                                                                              ============           ============
         Employee stock options............................................              -                  4,826
                                                                              ------------           ------------
         Denominator for diluted earnings (loss) per share.................         35,404                 38,864
                                                                              ============           ============

     Earnings (loss) per common share:
         Basic earnings (loss) per common share............................   $      (0.15)          $       0.06
                                                                              ============           ============
         Diluted earnings (loss) per common share..........................   $      (0.15)          $       0.05
                                                                              ============           ============

     Employee stock options of 16,252,776 and 182,700 outstanding during the three months ended March 31, 2001 and 2000, respectively, that have a weighted average exercise price of $10.45 and $58.51 per share, respectively, and that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

     Warrants to purchase 1,181,600 shares of common stock in a wholly-owned subsidiary outstanding during the three months ended March 31, 2001 and 2000 that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

5.   Restricted Cash

     Restricted cash relates to $3.5 million to collateralize letters of credit that secure the Company's office facilities in Chicago and San Francisco; $2.9 million held in an escrow account as part of the Company's agreement with Linedata Services related to the sale of The LongView Group, Inc.; $2.1 million held in an escrow account to secure a lease on office space in South Jordan, Utah; and $340,000 held in the Company's cash accounts to secure letters of credit used to secure leases on office space in Atlanta, Georgia and Dallas, Texas.

6.   Comprehensive Income (Loss)

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) for the three months ended March 31, 2001 and 2000, ignoring the insignificant impact of taxes on foreign currency translation, were as follows (in thousands):

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                        -------------------------------------
                                                                            2001                     2000
                                                                        ------------             ------------
     Net income (loss).............................................     $     (5,198)            $      2,137

     Foreign currency translation..................................              192                     (100)
                                                                        ------------             ------------
     Comprehensive income (loss)...................................     $     (5,006)            $      2,037
                                                                        ============             ============

7.   Income Taxes

     The provision for income taxes for the three months ended March 31, 2001 relates primarily to income taxes on the gain from the sale of The LongView Group, Inc., foreign taxes, and an adjustment to record a valuation allowance against remaining net deferred tax assets. No tax benefit was recorded during the quarter for the Company's net operating losses.

     The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the Company's net deferred tax assets will not be realized.

8.   Commitments

     The Company has commitments under long-term operating leases, principally for office space and computer equipment. Future minimum lease payments under non-cancelable operating lease obligations, in excess of one year, at March 31, 2001 are as follows (in thousands):

          Year                                           Amount
          ----                                        ------------
          Q2-Q4, 2001                                   $    6,755
          2002                                              10,382
          2003                                               8,861
          2004                                               8,497
          2005                                               8,035
          Thereafter                                        26,578
                                                      ------------
          Total minimum lease commitments               $   69,108
                                                      ============

     During the three months ended March 31, 2001, the Company subleased a portion of its office space in San Francisco for sublease amounts in excess of the Company's contractual lease commitment. During the three months ended March 31, 2001, the Company received sublease payments of $1.1 million of which $603,000 was recorded as an offset to operating expenses, and

$413,000 was recorded as a prepayment for future periods. The remaining $84,000 was recorded as other income in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2001. The table of future minimum lease payments above has not been reduced by future minimum rentals due under subleases of $1.4 million for the remainder of 2001 and $493,000 in 2002.

     During the year ended December 31, 2000 and the three months ended March 31, 2001, the Company received prepayments on certain sublease agreements, which the Company recorded as other current liabilities and other long-term liabilities. During the three months ended March 31, 2001, the Company recognized $62,000 of these sublease prepayments as an offset to operating lease expenses, and $48,000 as other income. At March 31, 2001, the balance of these prepayments was $1.7 million in current liabilities and $770,000 in long-term liabilities.

     In May of 2000, the Company signed a 10-year lease for approximately 170,000 square feet of office space in South Jordan, Utah. This lease is part of a development project. The lease, without any modification to the development project, commences upon completion of construction and the Company's subsequent occupancy of the office space, which is estimated to occur in late 2001 or early 2002. It is expected that this lease will be an operating lease. In December of 2000, the Company negotiated with the developer of the project to reduce its commitments under this lease obligation by 65,431 square feet. During the three months ended March 31,2001, the Company began pursuing options to reduce this commitment further, including the possible sublease of a significant portion of this space. As of the date of these financial statements, the Company continues to negotiate a reduction to this commitment. The future minimum lease payments under the modified lease are included in the table above.

     The Company currently leases approximately 22,000 square feet in Chicago, Illinois. As part of this lease agreement, the Company is obligated to expand its leased space in this facility by approximately 44,000 square feet beginning October 1, 2001. The minimum lease payments associated with this obligation are included in the table above. As of the date of these financial statements, the Company is in the process of renegotiating the requirement.

     In March 2001, the Company announced plans to close its offices in Atlanta, Georgia; Irving, Texas; Foster City, California; and Raleigh, North Carolina. See Note 10 for additional information. The table of future minimum lease payments above includes payments of approximately $7.1 million for facilities closed as part of the Company's restructuring activities in the fourth quarter of 2000, and the first quarter of 2001.

     The Company did not incur any additional capital lease obligations during the three months ended March 31, 2001.

9.   Legal Proceedings and Contingencies

Recently Resolved Customer Disputes

     On September 17, 1999, Ohio Farmers Insurance Company doing business as Westfield Companies ("Westfield"), filed a complaint in the United States District Court for the District of Ohio seeking $5.8 million from the Company. The complaint alleges that the Company failed to deliver on contractual commitments under a license agreement with Westfield and includes specific claims of anticipatory breach of contract, breach of express warranty, and negligent misrepresentation. The $5.8 million being sought from the Company by Westfield was paid to the Company by Westfield in the first half of 1999 and was recognized as revenue by the Company during that period. On November 4, 1999, the Company filed an Answer and Counterclaim denying these allegations and seeking recovery of $3.9 million that Westfield owes the Company under the license agreement together with claims for additional damages. On November 3, 2000, the Company filed a motion for partial summary judgement seeking dismissal of Westfield's breach of contract claim. In addition, the Company filed a motion to amend its Counterclaim to add an additional claim for breach of contract based upon Westfield's suspected retention and use of the Company's proprietary information. Westfield did not oppose that motion. In February of 2001, the parties agreed to engage in non-binding mediation. Accordingly, the court issued a stay of all proceedings pending the outcome of the mediation. Effective April 26, 2001, the parties entered into a Settlement Agreement and Mutual Release in which the parties agreed to settle and resolve all claims between the two companies in consideration for each dismissing all claims against the other and in further consideration of a compromised and confidential payment from the Company's errors and omissions carrier to Westfield in excess of the Company's self-insured retention of $25,000 already paid by the Company to cover legal defense costs.

     On August 18, 2000, Trumbull Services, L.L.C. ("Trumbull"), filed a demand for arbitration with the American Arbitration Association seeking a refund of at least $2.8 million paid by Trumbull to the Company. The demand alleges that the Company failed to deliver on contractual commitments under the Master Software License and Service Agreement, (the "Trumbull Agreement"), as amended. Trumbull claimed it was entitled to a refund of fees paid to the Company from the second quarter of 1999 through the second quarter of 2000. On September 13, 2000, the Company filed an Answer and Counterclaim denying Trumbull's allegations and seeking recovery of approximately $2.0 million in fees that Trumbull owes the Company under the Trumbull Agreement. On May 10, 2001, the Company and Trumbull entered into a Settlement Agreement and Mutual Release in which the parties agreed to settle and resolve all claims between the two companies in consideration for each dismissing all claims against the other and in further consideration of a compromised and confidential payment from the Company's errors and omissions carrier to Trumbull in excess of the Company's self-insured retention of $100,000. The arbitration proceeding has been cancelled and all claims have been released.

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

     On April 4, 2001, the Company received a letter from another customer alleging that the Company has materially breached the Company's contract with that customer. On May 2, 2001, the Company entered a Termination and Settlement Agreement with this customer under which the customer agreed to pay the Company a compromised and confidential settlement amount for services the Company has provided to this customer. For the three months ended March 31, 2001, the Company recognized $721,000 in revenues from this customer and recognized no revenue from this customer for the same period in 2000. As a result of the Termination and Settlement Agreement, the Company will recognize $2.2 million in revenues during the three months ending June 30, 2001, which represents the deferred profits on the contract.

Customer Disputes

     On June 14, 2000, Nielsen Media Research, Inc. ("Nielsen"), filed a complaint in the Circuit Court of Cook County, Illinois seeking $4.5 million, plus out of pocket expenses paid by Nielsen to the Company. The complaint alleges that the Company failed to deliver on contractual commitments under a license and services agreement with Nielsen and includes specific claims of breach of contract and violation of the Illinois Consumer Fraud and Deceptive Practices Act. The amount being sought from the Company by Nielsen is for fees paid to the Company by Nielsen from the fourth quarter of 1997 through the first quarter of 2000 and recognized as revenue by the Company during this period. On August 30, 2000, the Company filed an Answer and Counterclaim denying Nielsen's claims and seeking recovery of at least $1.7 million that Nielsen owes the Company under the license agreement, plus the Company's attorney fees and costs. For the three months ended March 31, 2001, the Company recognized no revenue from the Nielsen contract and recognized $441,000 in revenues from Nielsen during the same period in 2000.

     The case is in its preliminary stages and based on the information currently available, the Company believes it has valid defenses against Nielsen's claims and intends to vigorously defend against Nielsen's claims and enforce the Company's rights under the agreement. On August 3, 2000, the Company filed a motion to dismiss Nielsen's claim under the Illinois Consumer Fraud and Deceptive Practices Act on the grounds that Nielsen had failed to state a claim under the Act. On October 19, 2000, the court granted the Company's motion to dismiss; however, the court gave Nielsen leave to attempt to replead a claim under such Act. Nielsen has not done so. The case is now in active discovery. The Company's legal counsel has commenced investigation of the facts pertinent to the claims. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     On November 9, 2000, Utica Mutual Insurance Company ("Utica"), notified the Company of its intent to terminate the Software License and Services Agreement ("Utica Agreement") dated November 2, 1998. On December 15, 2000, Utica sent a letter to the Company proposing that the parties rescind the contract, that the Company refund all payments made by Utica, and that the Company compensate Utica for the expenses Utica allegedly incurred in fulfilling its contractual duties. On December 20, 2000, Utica provided the Company with statutorily required notice of alleged violations of Utah's Truth in Advertising statute. On January 3, 2001, Utica filed a complaint against the Company in the Federal District Court of Utah. In its complaint, Utica asserts claims for breach of contract, breach of warranties and guarantees, false advertising under a Utah statute, negligent misrepresentation, and fraud. Utica seeks monetary damages of approximately $15.5 million in fees and expenses under the contract, plus any additional amount recoverable under the contractual guarantee, as well as punitive damages, prejudgment interest, attorneys' fees, and costs. Utica also seeks an injunction against alleged false advertising by the Company under a Utah truth-in-advertising statute. On January 23, 2001, the Company filed an Answer denying Utica's claims. On February 27, 2001, Utica filed a motion for partial summary judgment on its breach of contract claim seeking an order of rescission. On March 29, 2001, the Company filed its opposition to Utica's motion for partial summary judgement. On May 1, 2001, the court heard argument and denied Utica's motion for partial summary judgment, finding no basis for rescission of the contract. However, the court also issued a finding that the Company had failed to deliver the software application within the time allowed under the contract. Discovery is ongoing and the Company's outside legal counsel continues to gather relevant documents and interview potential witnesses. As of March 31, 2001, of the fees paid by Utica, $1.7 million has not been recognized as revenue and is included in accrued liabilities together with an accrued loss amount of $582,000 which the Company established during the quarters ended June 30, 2000 and September 30, 2000 in the normal course of performing its percentage-of-completion calculations.

     The total revenues recognized by the Company from the Utica Agreement from November 2, 1998 through March 31, 2001, were $7.6 million. Of this amount, $3.9 million is not subject to the terms of the limited guarantee. The Company recognized no revenue from the Utica Agreement for the three months ended March 31, 2001, and recognized $1.2 million during the same period of 2000.

     Although this matter is still in the early stages of litigation, it is probable, based on the court's factual finding of breach, that the Company may suffer a loss on Utica's claims that the Company failed to deliver the software application within the time allowed under the contract. The Company believes that its errors and omissions insurance covers damages that may arise out of Utica's claims that the Company failed to deliver the software application within the time allowed under the contract, as well as covering the costs of legal defense, subject to the policies' total limit, and the insurance carrier's standard reservation of rights. However, the Company will vigorously assert its rights under the Utica Agreement and defend against Utica's claims. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     On November 2, 2000, the Company received notice of intent to terminate the Master Software Licenses and Service Agreement (the "SCEM Agreement") between the Company and Southern Company Energy Marketing L.P. ("SCEM") due to an alleged material nonperformance by the Company. SCEM filed a demand for arbitration with the American Arbitration Association on November 22, 2000 seeking "an award of $20 million in damages, plus interest"-- an amount allegedly consisting of all amounts previously paid to the Company in software development plus license fees of approximately $10.2 million. The Company responded in a timely manner to the demand denying that it breached the contract and filed detailed Counterclaims including a breach of contract claim against SCEM for improper and ineffective termination of the contract and nonpayment. The Company is seeking to recover damages exceeding $1 million in unpaid fees. The Company has filed a motion for summary judgment seeking immediate dismissal of SCEM's breach of contract claim and an award of damages in the Company's favor on its claims against SCEM. The arbitrator selected by the parties will consider the Company's motion for summary judgment in early June, 2001. If the Company's motion for summary judgment is not granted, the arbitration hearing is expected to take place in Dallas, Texas commencing on June 18, 2001. Total revenue recognized by the Company during the second quarter of 1999 through the first quarter of 2001 was $11.5 million. For the three months ended March 31, 2001, the Company recognized no revenue from SCEM and recognized $2.9 million from SCEM during the same period in 2000.

     The matter is in the active discovery stage, and based on the information currently available, the Company will continue to vigorously assert its rights under the SCEM Agreement and defend against SCEM's claims, including recovery of the amounts SCEM owes the Company and the remaining amounts due under the SCEM Agreement. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     On December 14, 2000, Crawford & Company ("Crawford") sent a letter to the Company purporting to give notice of breach under the terms of the Master Software License and Services Agreement between the Company and Crawford (the "Crawford Agreement"). Crawford's letter also purports to give notice of Crawford's election to terminate the Crawford Agreement. Crawford's letter asserts that the Company failed to deliver the NIMBUS software application within the agreed schedule for doing so. Although Crawford has not filed a formal complaint or made a formal demand for arbitration, Crawford is demanding refund of all fees paid by Crawford under the Crawford Agreement, plus a performance penalty of $2.0 million. The Crawford Agreement provides that, in the event of a dispute, the parties must follow a dispute resolution procedure consisting initially of a three-tiered negotiation process by which settlement negotiations are elevated to increasingly higher levels of management for 90 days before either party makes a demand for arbitration. The parties met on January 25, 2001 in the second tier of settlement negotiations. The parties were unable to reach agreement and exchanged correspondence confirming the topics discussed at the meeting. The Company is waiting for Crawford to initiate the third tier of negotiations. The Crawford Agreement further provides that if resolution is not achieved within the 90-day period, the dispute shall be determined by binding arbitration upon the initiation of either party. For the three months ended March 31, 2001, the Company recognized no revenue from Crawford and recognized negative $993,000 million in revenues from Crawford during the same period in 2000 as a result of adjustments made to its estimated costs to complete the project.

     The Company does not believe that it materially breached the Crawford Agreement. Should Crawford persist in its attempt to terminate the Crawford Agreement, the Company will vigorously assert its rights under the Crawford Agreement and defend against Crawford's claims, including recovery of the amounts that Crawford owes the Company and the remaining amounts due under the Crawford Agreement totaling at least $1.8 million. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     In March 2001, SkyTel Communications, Inc. ("SkyTel") orally informed the Company of its intent to terminate the Master Software License and Services Agreement between SkyTel and the Company (the "SkyTel Agreement"). The Company disclosed the initial contact in its Form 10-K for the year ended December 31, 2000. On May 15, 2001, SkyTel sent the Company a letter purporting to terminate the SkyTel Agreement based on the Company's alleged material breach of the SkyTel Agreement. SkyTel's letter also demands a refund of approximately $11 million paid by SkyTel under the SkyTel Agreement. The matter is in its preliminary stages, and based on the information currently available, the Company will vigorously assert its rights under the agreement and defend against the customer's claims, including payment of the amounts that the customer owes the Company and the remaining amounts due under the agreement totaling at least $ 6.2 million. While the Company believes that this potential dispute will be covered by one of its prior errors and omissions and umbrella liability policies, if the alleged error or omission did occur, the Company would need to show that it occurred during the coverage period of the prior policy. The total contract value of this potentially material customer dispute is approximately $17.6 million, of which $11.4 million has been received by the Company to date. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     As a result of the legal proceedings and contingencies noted above, the Company has provided an allowance for doubtful accounts of $2.8 million related to billed accounts receivable and $2.9 million related to unbilled accounts receivable at March 31, 2001.

     The Company maintained errors and omissions and umbrella liability insurance coverage to protect itself in the event of claims for damages related to the performance of or failure to perform computer-related services that occurred after March 1, 1998 but prior to March 1, 2001. The Company believes that this insurance covers the types of alleged damages (but not unpaid or unbilled accounts receivable) that may be claimed in the legal cases and customer disputes noted above (with the possible exception of the additional potential customer dispute), as well as covering the costs of legal defense, subject to the policies' total limit, and the insurance carrier's standard reservation of rights under which the carrier defers its final determination of the amount of claims that it will cover until final disposition of a case. Although the total maximum potential liability for these disputes exceeds the policies' total limit, management believes that it is unlikely that the Company's losses from existing claims will exceed the policies' limits. The Company has reserved against certain of the billed and unbilled accounts receivable related to these disputed amounts for which a loss is considered probable. An unfavorable outcome or claim not covered by an insurance policy on one or more of these matters may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     On November 18, 2000, the Company's excess errors and omissions policy expired. On March 1, 2001, the Company's primary errors and omissions policy expired. On March 1, 2001, the Company secured a new, industry standard, errors and omissions policy that covers claims made after March 1, 2001. The Company's new policy excludes contractual related disputes such as cost and time guarantees, and only covers software errors or omissions that occur after the delivery of software. The Company believes this policy provides adequate coverage for potential damages related to errors and omissions in its delivered software.

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

Stockholder Matters

     On or after August 12, 2000, six complaints were filed in the United States District Court of Utah alleging that the Company and certain of its officers violated certain federal securities laws. All six complaints were virtually identical and allege that 1) the Company improperly recognized revenues on some of its projects; 2) the Company failed to maintain sufficient accounting reserves to cover the risk of contract disputes or cancellations; 3) the Company issued falsely optimistic statements that did not disclose these accounting issues; and 4) Company insiders sold stock in early calendar year 2000 while knowing about these issues.

     On October 30, 2000, the Company's motion to consolidate the six complaints into one class action complaint was granted. On March 7, 2001, the court appointed lead plaintiffs and lead class counsel. On May 1, 2001, the plaintiffs filed an amended consolidated complaint that repeats their earlier allegations while adding additional details regarding the projects on which revenue was allegedly improperly recognized. The Company is reviewing this complaint and intends to file a motion to dismiss on or before June 19, 2001.

     Management and outside legal counsel believe that the defendants have meritorious defenses to the allegations made in these lawsuits. Because the matter is in its preliminary stages, the Company's outside legal counsel is not able to provide an opinion on the probable outcome of the claim and therefore, no provision for loss has been recorded in the Company's Condensed Consolidated Financial Statements. Although the Company carries directors and officers liability insurance that it believes is sufficient for such class action claims, the Company intends to vigorously defend itself and denies any wrongdoing. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

SEC Inquiry

     On May 26, 2000, the United States Securities and Exchange Commission ("SEC") issued a Formal Order Directing Private Investigation. The Order contains no specific factual allegations. The Company understands, however, that the SEC is conducting a non-public fact-finding inquiry into the Company's revenue recognition decisions on approximately 15 contracts. The Company has received several document subpoenas from the SEC and the Company has complied or is in the process of complying with them. The Company has learned that the SEC has issued subpoenas to its independent auditors and to several of its current and former customers. In February 2001, the SEC took testimony from the Company's former Chief Financial Officer. In March 2001, the SEC took testimony from the Company's Senior Vice President of Applications Products and the Company's former Senior Vice President, Sales and Marketing who was also the President of TenFold Insurance, Inc.

The inquiry is in its preliminary stages and the Company has retained outside legal counsel to represent it concerning the investigation. The SEC has a number of statutory remedies that it may use in both fraud and non-fraud (books and records) enforcement proceedings. These remedies include various forms of injunctive relief, monetary penalties, and orders barring individuals from future employment in public companies. It is too early in the inquiry to say which of these remedies, if any, the SEC might seek against the Company and its officers. Management and outside legal counsel believe that the Company has meritorious defenses to any allegations the SEC may make and intends to continue to cooperate fully with the SEC. However, because the inquiry is in its preliminary stages, the Company's outside legal counsel is not able to provide an opinion on the probable outcome of the inquiry. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

10.  Special Charges

     Special charges for the three months ended March 31, 2001 include a $3.0 million asset impairment charge, and a $2.7 million restructuring charge.

     Asset Impairment Charge. During the three months ended March 31, 2001, the Company restructured operations to reduce operating expenses. As part of the restructuring, the Company closed facilities in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina. The Company had $1.8 million of leasehold improvements, furniture and fixtures, and other assets in these offices that it determined had no future value to the Company and are no longer in active use. In addition the Company determined that $766,000 of computer equipment was also similarly impaired as a result of these restructuring activities. The Company also determined that it would not be able to sell its Marin County land and building for the amount it had previously expected, and as a result the Company recorded a further asset impairment charge of $481,000 on this asset. Accordingly, the Company recorded a total asset impairment charge of $3.0 million during the three months ended March 31, 2001.

     First Quarter 2001 Restructuring Charge. During the three months ended March 31, 2001, the Company incurred a restructuring charge of $2.7 million as part of its continuing efforts to reduce operating expenses. As part of this restructuring, the Company closed offices in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina, and reduced its workforce by 38 individuals. The restructuring charge was comprised of $226,000 for headcount reductions, and $2.5 million for facilities related costs. As of March 31, 2001 $256,000 had been paid out on this restructuring accrual.

     The Company determined its restructuring charge in accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") and Staff Accounting Bulletin No. 100 ("SAB 100"). EITF 94-3 and SAB 100 require that the Company commit to an exit plan before it accrues employee termination costs and exit costs. On March 15, 2001, the Company's senior management prepared a detailed exit plan that included the termination of 38 employees and closure of certain facilities.

     In connection with the restructuring actions, the Company terminated the employment of 38 employees, consisting primarily of applications development employees, technical and other support employees, and administrative employees in all of its locations. All employees associated with these restructuring actions were notified as of March 31, 2001. At March 31, 2001 the Company had exited facilities in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina. The Company is pursuing sublease arrangements for these facilities.

     The Company expects to generate annualized savings of approximately $9 million ($0.26 per share) in the following areas: $5 million in reduced cost of revenues, $200,000 in reduced sales and marketing expenses, $3 million in reduced research and development expenses, and $500,000 in reduced general and administrative expenses.

     The first quarter restructuring reserves are included in accrued liabilities and accounts payable at March 31, 2001. Detail of the restructuring charges as of and for the three months ended March 31, 2001 are summarized below:

  First Quarter 2001       Original                             Balance at
Restructuring Actions:      Charge     Reversals    Utilized  March 31, 2001
---------------------      --------    ---------    --------  --------------
Employee related           $    226    $       -    $    165  $           61
Facilities related            2,465            -          91           2,374
                           --------    ---------    --------  --------------
                           $  2,691    $       -    $    256  $        2,435
                           ========    =========    ========  ==============

                           Original                             Balance at
Balance Sheet Components:   Charge     Reversals    Utilized  March 31, 2000
-------------------------  --------    ---------    --------  --------------
Accrued liabilities        $  2,675    $       -    $    240  $        2,435
Accounts payable                 16            -          16               -
                           --------    ---------    --------  --------------
                           $  2,691    $       -    $    256  $        2,435
                           ========    =========    ========  ==============

     Fourth Quarter 2000 Restructuring Charge. During the three months ended December 31, 2000, the Company incurred a restructuring charge of $1.9 million as part of a plan to improve operating results by reducing headcount, by closing duplicative Company facilities in Chicago, Illinois; Dallas, Texas; Salt Lake City, Utah; and San Francisco, California, and by implementing other measures. This charge is part of a plan to streamline the Company's efforts to focus on a return to profitability. The restructuring charge was comprised of $1.1 million for headcount reductions, and $861,000 for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments. As of March 31, 2001 approximately $1.7 million had been paid out on the restructuring charge.

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

     In connection with the restructuring actions, the Company terminated the employment of 159 employees, consisting primarily of applications development employees, technical and other support employees, and administrative employees in all of its locations. In addition, the Company did not replace approximately 40 employees who resigned voluntarily during October and November 2000. At December 31, 2000, the Company had terminated all employees associated with these restructuring actions. As of March 31, 2001, the Company has exited a portion of its facility in Salt Lake City, Utah and closed duplicative offices in Chicago, Illinois; San Francisco, California; and Dallas, Texas. The Company has entered into sublease arrangements for its Dallas, Texas and Chicago, Illinois office space.

     The Company expects to generate annualized savings of approximately $40 million ($1.11 per share) from this restructuring, in the following areas: $30 million in reduced cost of revenues, $3 million in reduced sales and marketing expenses, $4 million in reduced research and development expenses, and $3 million in reduced general and administrative expenses.

     The Company also reached an agreement to decrease its lease commitment for new office space currently under construction in South Jordan, Utah, and is actively pursuing the sale of two office buildings in San Rafael, California.

     Restructuring reserves are included in accrued liabilities and accounts payable at March 31, 2001.

 Fourth Quarter 2000         Balance at                           Balance at
Restructuring Actions:   December 31, 2000  Reversals  Utilized  March 31, 2001
---------------------    -----------------  ---------  --------  --------------
Employee related         $             141  $       -  $    141  $            -
Facilities related                     321          -       155             166
                         -----------------  ---------  --------  --------------
                         $             462  $       -  $    296  $          166
                         =================  =========  ========  ==============


Balance Sheet                Balance at                           Balance at
 Components:             December 31, 2000  Reversals  Utilized  March 31, 2001
 -----------             -----------------  ---------  --------  --------------
Accrued liabilities      $             321  $       -  $    155  $          166
Accounts payable                       141          -       141               -
                         -----------------  ---------  --------  --------------
                         $             462  $       -  $    296  $          166
                         =================  =========  ========  ==============

11.  Operating Segments

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

     In the fourth quarter of 1999, the Company implemented a vertical business strategy. This vertical business strategy involved segmenting the Company's business along industry lines, through the creation of separate subsidiaries, and having these subsidiaries evolve into separate operating companies. During the year ended December 31, 2000, the CEO reviewed financial information presented on a consolidated basis accompanied by disaggregated information about revenues by Vertical Business Group for purposes of making operating decisions and assessing financial performance. Beginning in 2001, the Company's CEO reviews the Company's financial information on a consolidated basis only. The consolidated financial information reviewed by the CEO for the three months ended March 31, 2001 is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company operates in a single operating segment, which is applications products and services.

     Revenues from operations outside of North America were approximately 23 percent of total revenues for the three months ended March 31, 2001 as compared to 10 percent of total revenues for the same period in the prior year. The Company's long-lived assets continue to be deployed predominantly in the United States.

     Three customers accounted for 12 percent, 11 percent, and 10 percent of the Company's total revenues for the three months ended March 31, 2001, compared to one customer accounting for 24 percent of the Company's total revenues for the same period in 2000. No other single customer accounted for more than 10 percent of the Company's total revenues for the three months ended March 31, 2001 or the same period in 2000.

12.  Acquisition and Disposition

     On September 30, 1999, the Company entered into a Stock Purchase Agreement ("Agreement") with Barclays California Corporation ("BarCal") whereby the Company purchased the entire equity interest of BarCal in its wholly owned subsidiary, The LongView Group, Inc. ("LongView"). On October 7, 1999, the acquisition was closed. On March 15, 2001, the Company sold LongView for $29.0 million to Linedata Services. Accordingly, the operations of LongView have been included in the accompanying consolidated statements of operations for the Company since the acquisition through March 15, 2001. The Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 includes revenues of approximately $3.4 million and net income of approximately $370,000 related to the operations of Longview. The acquisition was accounted for using the purchase method of accounting.

     On March 15, 2001, Argenesis Corporation ("Argenesis"), a wholly owned subsidiary of the Company entered into a LongView Purchase Agreement ("Agreement") with Linedata Services ("Linedata") whereby Argenesis sold its entire equity interest in its wholly-owned subsidiary, The LongView Group, Inc. ("LongView"). The transaction closed on March 15, 2001. Beginning March 15, 2001, the financial results of the Company exclude the operating results of LongView.

     Pursuant to the Agreement, Argenesis sold to Linedata all of the issued and outstanding capital stock (and any other equity interests) of LongView for $29.0 million in cash proceeds and recognized a gain of approximately $13.8 million. In connection with this Agreement, the Company deposited $2.9 million in an interest bearing escrow account to be used for settlement of indemnified claims that may arise over the next eighteen months, and which is included in restricted cash on the Condensed Consolidated Balance Sheet at March 31, 2001. The Company also incurred a state income tax liability of approximately $1.9 million on the sale.

     The gain recognized on the sale of LongView is summarized as follows (in thousands):

                                                                 Amount
                                                                --------
          Total purchase price....................              $ 29,000
            Less costs associated with sale.......                  (885)
          Net proceeds from sale..................                28,115
          Net book value of subsidiary............
            Current assets........................   $ (1,455)
            Long-term assets......................    (21,441)
            Current Liabilities...................      5,745
            Long-term liabilities.................      2,807
                                                                 (14,344)
                                                                --------
          Gain on sale............................              $ 13,771
                                                                ========
13.  Subsidiary Stock Plans

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

     One employee exercised stock options for the purchase of 200,000 shares at a purchase price of $4.80 per share in the Company's insurance subsidiary during the three months ended March 31, 2000. No compensation expense has been provided for this option exercise as the exercise price was equivalent to the estimated fair market value of the insurance subsidiary stock at the date of grant. The insurance subsidiary provides large-scale e-business applications for leading customers in the insurance industry. In connection with this option exercise, the Company loaned the employee $960,000, which is included in stockholders' equity in the Condensed Consolidated Balance Sheet under the caption Notes Receivable from Stockholders. This loan is full recourse, secured by the related shares, and bears interest at 6.56 percent per annum. During the three months ended December 31, 2000, the Company established an allowance against this note. As of March 31, 2001, the related minority interest has been reduced to zero due to net operating losses incurred subsequent to the exercise of the stock options. Subsequent to March 31, 2001, the employee resigned from the subsidiary and agreed to transfer the shares back to the Company; and the Company agreed to cancel the outstanding loan. As a result of this event, the Company will again own 100 percent of its insurance subsidiary.

     In March 2001, under the terms of its existing option plan, and in connection with its sale of The LongView Group, Inc. the Company's Argenesis subsidiary accelerated vesting of its outstanding stock options. Under the terms of the existing option plan, optionees had a specified time to exercise their options, or they would terminate. No optionee chose to exercise their options. As a result, the options terminated, no Argenesis options remain outstanding and the Company owns 100 percent of this subsidiary.

  No grants of subsidiary stock options and no issuances of subsidiary stock occurred during the three months ended March 31, 2001.

14.  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's business, results of operations, financial position, or liquidity. The Company has no derivatives as of March 31, 2001.

  In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125. This standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 is not expected to have a material effect on the Company's business, results of operations, financial position, or liquidity.

15.  Subsequent Events

  On April 4, 2001, the Company received a letter from a customer alleging that the Company had materially breached its contract with that customer. On May 2, 2001, the Company entered a Termination and Settlement Agreement with this customer under which the customer agreed to pay the Company a compromised and confidential settlement amount for services the Company has provided to this customer. For the three months ended March 31, 2001, the Company recognized $721,000 in revenues from this customer and recognized no revenue from this customer for the same period in 2000. As a result of the Termination and Settlement Agreement, the Company will recognize $2.2 million in revenues during the three months ending June 30, 2001, which represents the deferred profits on the contract.

  Effective April 26, 2001, the Company and Ohio Farmers Insurance Companies ("Westfield") entered into a Settlement Agreement and Mutual Release in which the parties agreed to settle and resolve all claims between the two companies in consideration for each dismissing all claims against the other and in further consideration of a compromised and confidential payment from the Company's errors and omissions carrier to Westfield in excess of the Company's self-insured retention of $25,000 already paid by the Company to cover legal defense costs.

  On May 10, 2001, the Company and Trumbull Services LLC ("Trumbull") entered into a Settlement Agreement and Mutual Release in which the parties agreed to settle and resolve all claims between the two companies in consideration for each dismissing all claims against the other and in further consideration of a compromised and confidential payment from the Company's errors and omissions carrier to Trumbull in excess of the Company's self-insured retention of $100,000. The arbitration proceeding has been cancelled and all claims have been released.

  In March 2001, SkyTel Communications, Inc. ("SkyTel") orally informed the Company of its intent to terminate the Master Software License and Services Agreement between SkyTel and the Company (the "SkyTel Agreement"). On May 15, 2001, SkyTel sent the Company a letter purporting to terminate the SkyTel Agreement based on the Company's alleged material breach of the SkyTel Agreement. SkyTel's letter also demands a refund of certain fees paid by SkyTel under the SkyTel Agreement. See Note 9 for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as "expects," "intends," "anticipates," "should," "believes," "will," "plans," "estimates," "may," variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include: ability to generate sufficient cash flow; collectibility of final project payments; future customer revenue; increased employee and consultant costs due to project delays; limited operating history; ability to achieve cost reductions; customer complaints concerning our products and services, and the possibility of future additional complaints; shareholder complaints concerning alleged violation of securities laws, and the possibility of future additional complaints; possible de-listing; reduced comprehensive errors and omissions insurance coverage; attraction, training and retention of employees; variability of quarterly operating results; dependence on a small number of customers; customer's fulfillment of various responsibilities; completion of fixed-time, fixed-price contracts; risks associated with the functionality and timing of new product releases; longer than expected sales cycles; ability to accurately estimate resources required for new and existing projects; changes in industry accounting guidance; competitive factors; uncertainty and volatility associated with Internet and e-business-related activities; the mix of revenues derived from license sales as compared to services; protection of intellectual property; retention of key project and management personnel; maintaining and ending strategic partnerships; and risks associated with the separation of The LongView Group, Inc. from TenFold's operations. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by TenFold Corporation with the Securities and Exchange Commission, including but not limited to, the most recent reports on Forms 10-Q and 10-K. Some of these factors are described under the section entitled "Factors That May Affect Future Results and Market Price of Stock."

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

  During the year ended December 31, 2000, we experienced several difficult quarters. Our guaranteed fixed-price business model and difficulties in delivering some projects by the guaranteed date led to several customer disputes and prevented us from collecting final payments on several projects. We currently have unresolved disputes with five customers.

  As we disclosed these and other previous customer disputes in our quarterly filings, the sales environment became increasingly difficult for us. The substantial operating losses we incurred for the year ended December 31, 2000 further deteriorated our ability to sell our products and services. These sales challenges occurred at a time when industry-wide technology spending appeared to be slowing, making it even more difficult for us to attract new customers.

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

  We have initiated actions in the fourth quarter of 2000 and in 2001, that we believe are necessary to correct our financial and operating difficulties, including centralizing management of our delivery organization, changing our business model from fixed-price to time-and-materials contracts, focusing near-term sales efforts on existing, successful customer relationships and applications products sales opportunities, consolidating our multiple vertical subsidiaries, restructuring our business to significantly reduce operating costs, and raising additional capital. Some details of these actions include:

  Strengthened Delivery Capabilities

     During the first quarter of 2001, we centralized management of our delivery organization. We believe we are now better able to leverage our experienced personnel for each of our customer projects, have improved project management controls, and provide centralized oversight of all on-going projects.

     During the fourth quarter of 2000, we implemented a securities lending application at two international locations of a large global institutional investment manager.

     During the first quarter of 2001 we completed some significant product delivery milestones including implementing TenFold Wealth Manager in production at a major mortgage lender, passing a major scalability performance benchmark for a large customer relationship management outsourcing company that included demonstrating 2,400 concurrent end-user performance against a 3 terabyte database. In the second quarter of 2001, we have achieved significant project delivery milestones for a large property and casualty insurance company and a major energy and transmission provider.

  Changed Business Model

     Beginning in the fourth quarter of 2000, we no longer offer the TenFold Guarantee, and we provide applications development and implementation services on a time-and-materials basis, rather than on a fixed-price, fixed-time basis.

     During the first quarter of 2001 we began more actively promoting the Universal Application to customers wishing to use it to build their own Universal Application-based applications. In 2001, one of our customers, a major insurance company, implemented in three states, an insurance application that they developed using the Universal Application.

  Focused Near-term Sales Efforts

     We anticipate that sales to new customers will continue to be difficult with our current financial position and delivery record. While we endeavor to correct our financial position and delivery record, we are focusing our efforts on increasing sales to customers for whom we have successfully delivered applications. We are also focusing our sales efforts on reselling completed applications and time-and-materials service contracts, rather than on build-for-hire opportunities. During the year ended December 31, 2000 we completed or substantially completed a number of very important software applications. Although we experienced difficulties in the development process, we now have a portfolio of products available for resale.

     A substantial portion of our projected 2001 revenue and cash flow is from existing customers. We have contracts with 17 customers, five of which have future payments contingent on final project delivery. Payments contingent on final delivery total $8.1 million and, assuming project deliveries are successful, we expect to receive these payments principally in the second and third quarters of 2001. We also expect to recognize as revenue in 2001, a significant portion of our March 31, 2001 deferred revenue balance of $30.1 million, as we complete these and other projects. We recognize the importance of successfully delivering applications to these five customers and have assigned our most experienced technology and delivery staff to these projects.

  Consolidated Operations

     In January 2001, we consolidated our vertical business operations into one corporate organization to reduce costs and provide better focus for employees and to solidify our core delivery and operational infrastructure.

  Restructured Business

     We commenced a restructuring of our business in November 2000 through a reduction in force of 159 employees and the closure of redundant offices in San Francisco, California; Chicago, Illinois; and Dallas, Texas. A second restructuring in March 2001 further reduced the workforce by 58 employees, including 20 employees who resigned voluntarily, and closed offices in Atlanta, Georgia; Irving, Texas; Foster City, California; and Raleigh, North Carolina. From November 2000 to April 1, 2001, we have reduced our headcount from approximately 744 to 398, and reduced the number of operating offices from 13 to 4, excluding two small office shares totaling less than 2,000 square feet.

     As a consequence of our November 2000 restructuring we reduced annualized operating costs by approximately $40 million or 26%. We expect the March 2001 restructuring to generate additional annualized savings of approximately $9 million.

     In addition to headcount reductions and office closures, we have taken other aggressive steps to lower operating costs. In March 2001, we issued a revised travel policy to significantly reduce travel expenses, which for the year ended December 31, 2000 were approximately 13% of operating costs. We performed a comprehensive review of our network costs and expect significant reductions by canceling services in closed offices and other actions. We are reviewing expenses for company events, telecommunications, contractors, and all other expenses with the objective of minimizing operating expenses in 2001. By June 2001, we expect to be managing and operating the business out of four primary offices: Chicago, Illinois; San Francisco, California; Salt Lake City, Utah; and Richmond, UK.

  Additional Capital

     On March 15, 2001 we announced the sale of The LongView Group, Inc. to Linedata

  Services for $29.0 million. As part of our agreement with Linedata, we placed $2.9 million of the proceeds into an escrow account. We will continue to seek additional capital to finance our operations through the remainder of 2001.

  In 2001 we have also favorably resolved four customer disputes. On March 8, 2001, we entered a Confidential Settlement Agreement and Release with Unitrin Services Company, Inc. ("Unitrin") dismissing all of Unitrin's claims. Our errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sum above the $100,000 of self-insurance retention we already paid to cover legal defense costs. On May 10, 2001, we entered into a Settlement Agreement and Mutual Release with Trumbull Services LLC ("Trumbull") dismissing all claims each party had against the other. Our errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sum above the $100,000 of self-insurance retention we already paid to cover legal defense costs. Effective April 26, 2001, we entered into a Settlement and Mutual Release with Ohio Farmers Insurance Companies ("Westfield") dismissing all of claims each party had against the other party. Our errors and omissions insurance carrier paid a confidential settlement sum above the $25,000 of self-insurance retention already paid by us to cover legal defense costs. As we have previously disclosed, on April 4, 2001, we received a letter from a customer alleging that we had materially breached our contract with that customer. On May 2, 2001, we entered a Termination and Settlement Agreement with this customer under which the customer agreed to pay TenFold a compromised and confidential settlement amount for services the Company has provided to this customer. In none of these settlement agreements did any party admit liability. See Legal Proceedings for additional information.

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

  We recognize license revenues from vertical application product sales and Universal Application development licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: we have signed a noncancellable license agreement with nonrefundable fees; we have shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the vertical application license or the Universal Application development licenses are sold separately or when a Universal Application development license is sold with an application development project. License fees recognized upon achieving these criteria for the three months ended March 31, 2001 were $0 as compared to $512,000 for the three months ended March 31, 2000. Services relating to the Universal Application development licenses only include post contract customer support services. Services for vertical application product licenses do not add significant functionality, features, or significantly alter the software. In addition, similar services are available from other vendors; there are no milestones or customer specific acceptance criteria which affect the realizability of the software license fee; and the software license fee is non-cancelable and non-refundable.

  The following table sets forth, for the periods indicated, the revenue recognized by type (in thousands):

                                                                Three Months ended March 31,
                                                              -------------------------------
                                                                         2001            2000
                                                              -------------------------------
Products:
Universal Application development license revenue                     $     -         $     -
Vertical application product license revenue                                -             512
Solutions:
Percentage-of-completion license revenue                                2,981           4,169
                                                              -------------------------------
                  Total license revenues                              $ 2,981         $ 4,681

Percentage-of-completion service revenue                                4,903          25,540
Time-and-materials service revenue                                      2,286               -
Maintenance revenue                                                       849             684
Training revenue                                                          248             770
                                                              -------------------------------
                                                                      $ 8,286         $26,994
                                                              -------------------------------
                  Total services revenues                             $11,267         $31,675
                           Total revenues                     ===============================

  For software arrangements that include a service element that is considered essential to the functionality of the software, we recognize license fees related to the application, and the application development service fees, over time as we perform the services, using the percentage-of-completion method of accounting and following the guidance in Statement of Position ("SOP") 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We determined our proposed fixed price for a project using a formal estimation process that takes into account the project's timetable, complexity, technical environment, risks, and other available alternatives. Members of our senior management team approved each proposal. We make adjustments, if necessary, to the estimates used in the percentage-of-completion method of accounting as work progresses under the contract and as we gain experience. For presentation purposes within the Condensed Consolidated Statements of Operations, fixed-price project revenues are split between license and service based upon the relative fair value of the components. In 2001 we intend to provide new application development and implementation services on a time-and-materials basis, rather than on a fixed-price basis. In addition, we have converted certain of, and expect to convert more of, our existing fixed-time, fixed-price application development and implementation contracts to a time-and-materials basis.

  For certain projects, we limit revenue recognition in the period to the amount of direct and indirect project costs incurred in the same period, and postpone recognition of profits until results can be estimated more precisely. Beginning with the three months ended June 30, 2000 we applied this "zero profit" methodology to two existing projects. We added two additional existing projects and one new project to the "zero profit" methodology during the three months ended September 30, 2000. At December 31, 2000, we applied this "zero profit" methodology to all fixed-price projects except those relating to our Revenue Manager and LongView applications. The total project values for ongoing projects at March 31, 2001 that we accounted for using the "zero profit" methodology is approximately $57.6 million. Revenue recognized from these projects during the three months ended March 31, 2001 was $4.2 million as compared to $6.1 million during the three months ended March 31, 2000.

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

     We are currently in a loss position on one of our on-going fixed-price contracts. At March 31, 2001, we have accrued $259,000 for estimated losses we expect to incur while completing the project. Subsequent to March 31, 2001, we completed and delivered, four days late, a project milestone for this customer. Under the terms of this legacy fixed-price guarantee contract, the customer could potentially allege breach and demand repayment of funds previously paid under the guarantee. We continue toward completion of the project while the customer continues testing the application. We have five remaining interim milestones due throughout the next three months. Some of these interim milestones will be delayed and the customer could potentially allege breach and demand repayment of funds previously paid under the guarantee. The final delivery is scheduled for completion and delivery in accordance with the existing contract schedule. While the outcome is unknown, and the late delivery event occurred after Q1, we have chosen to recognize no revenue on this contract (and similarly defer related project costs), for the three months ended March 31, 2001, pending resolution of this situation. We have received approximately $2.8 million in payments from the customer that could potentially be covered by the guarantees.

     Our current estimates for one of our fixed-price projects suggests that we will miss the guaranteed deliver date by approximately six weeks. We believe that steps such as adding staff to the project team and reducing project delivery risk issues will result in our substantially delivering the project within the guarantee date. If we are unsuccessful at delivering the application covered by the guarantee date, the customer may cancel the contract and demand a refund of cash paid under the contract, or make other demands but continue to work with us until complete. We have included in our total estimated costs of the project at March 31, 2001, our best estimate of additional costs that we may incur if our delivery extends beyond the guarantee date. During the three month period ended March 31, 2001 we recognized revenue of $177,000 as compared to none in 2000 on this contract. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     We have three other customers with guarantees in their fixed-price contracts. We believe that the application and required deliveries under the contracts will comply with the contractual terms of our customer agreements; however these guarantees represent a risk to us. Missing any of the deliveries for the three customers may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     For time and material contracts, we generally estimate a profit range and recognize the related revenue using the lowest probable level of profit estimated in the range. Billings in excess of revenue recognized under time and material contracts are deferred and recognized upon completion of the time and material contract or when the results can be estimated more precisely.

     We recognize support revenue from contracts for ongoing technical support and product updates ratably over the support period. We recognize training revenue as we perform the services.

Other Matters

     The timing and amount of cash received from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue and unbilled accounts receivable in any given period. We record billings and cash received in excess of revenue earned as deferred revenue. Our deferred revenue balance at March 31, 2001 was $30.1 million. We expect to recognize most of this amount as revenue within the next twelve months. Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned, and from application of the "zero profit" margin methodology described above. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed. We bill customers as payments become due under the terms of the customer's contract. We consider current information and events regarding our customers and their contracts and establish allowances for doubtful accounts when it is probable that we will be unable to collect amounts due under the terms of existing contracts.

     During the year ended December 31, 2000, we conducted our vertical business operations through subsidiaries in the communications, energy, financial services, healthcare, insurance, and investment management industries. During the three months ended September 30, 2000, our investment management subsidiary changed its name from TenFold Investment Management, Inc. to Argenesis Corporation ("Argenesis"). During the three months ended December 31, 2000, our financial services subsidiary merged with the Argenesis subsidiary with the combined company being called Argenesis Corporation. During the first quarter of 2001, we consolidated vertical business operations into one corporate organization to provide better focus for employees and to solidify our core delivery and operational infrastructure.

     On September 30, 1999, we entered into a definitive agreement to acquire The LongView Group, Inc ("LongView"). The closing of the transaction occurred on October 7, 1999. TenFold's acquisition of LongView was reported in a Form 8-K filed on October 14, 1999, as amended. On March 15, 2001 TenFold announced the sale of LongView to Linedata Services for $29.0 million in cash. See Note 12 of "Notes to Condensed Consolidated Financial Statements" for additional information.

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

     During the three months ended March 31, 2001 we incurred a charge of approximately $5.7 million related to our plans to improve our operating results by reducing headcount, by closing duplicative facilities, and by implementing other measures. See "Results of Operations - Special Charges" for additional information.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold's statements of operations to total revenues.

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                      -----------------------------
                                                                                         2001              2000
                                                                                      -----------      ------------
Revenues:
            License....................................................                        26%               15%
            Services...................................................                        74%               85%
                                                                                      -----------      ------------
               Total revenues..........................................                       100%              100%


Operating expenses:
            Cost of revenues...........................................                        82%               37%
            Sales and marketing........................................                        25%               22%
            Research and development...................................                        40%               20%
            General and administrative.................................                        38%                6%
            Amortization of goodwill and acquired
            intangibles................................................                         9%                4%
            Amortization of deferred compensation......................                         2%                1%
            Special charges............................................                        51%                -
                                                                                      -----------      ------------
               Total operating expenses................................                       245%               90%
                                                                                      -----------      ------------

Income (loss) from operations..........................................                      (145%)              10%
Total other income, net................................................                       124%                2%
                                                                                      -----------      ------------
Income (loss) before income taxes......................................                       (21%)              12%
Provision for income taxes.............................................                        25%                5%
                                                                                      -----------      ------------
               Net income (loss).......................................                       (46%)               7%
                                                                                      ===========      ============

  Revenues

     Total revenues decreased $(20.4) million, or (64) percent, to $11.3 million for the three months ended March 31, 2001, as compared to $31.7 million for the three months ended March 31, 2000. The decrease in revenues is primarily due to lower sales, and limiting revenue recognition on certain fixed-price projects to costs incurred.

     We believe prospective customers are delaying and canceling purchase decisions as a result of the litigation and customer disputes against us, the decline in our stock price, and our operating losses for the last several quarters.

     License revenues decreased $(1.7) million, or (36) percent, to $3.0 million for the three months ended March 31, 2001 as compared to $4.7 million for the same period in 2000. License revenues represented 26 percent of total revenues during the three months ended March 31, 2001 as compared to 15 percent for the same period in 2000. We recognize license revenues from vertical application product sales and some Universal Application development license sales when we have a signed noncancellable license agreement with fixed and determinable nonrefundable fees, we have shipped the product, and there are no uncertainties surrounding acceptance of the product or collection of the stated fees. Due primarily to the reasons for lower overall revenues described above, license sales for these products were lower for the three months ended March 31, 2001 than for the same period in 2000.

     Service revenues decreased $(18.7) million, or (69) percent, to $8.3 million for the three months ended March 31, 2001 as compared to $27.0 million for the same period in 2000. Service revenues decreased for the three months ended March 31, 2001 compared to the same period in 2000 due to lower sales, and limiting revenue recognition on certain fixed-price projects to costs incurred.

     Revenues from international customers were approximately 23 percent of total revenues for the three months ended March 31, 2001 as compared to 10 percent for the same period in 2000. Revenue from international customers for the three months ended March 31, 2001 was attributable to three customers as compared to two customers for the same period in 2000.

     Three customers accounted for 12 percent, 11 percent, and 10 percent of our total revenues for the three months ended March 31, 2001, compared to one customer accounting for 24 percent of our total revenues for the same period in 2000. No other single customer accounted for more than 10 percent of our total revenues for the three months ended March 31, 2001 or the same period in 2000.

     We believe that period to period comparisons between license and services revenues are not necessarily indicative of future performance given the nature of our product and services offerings and the relative emphasis we apply to these offerings in any given period.

     Operating Expenses

     Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide application development and implementation, support, and training services. Cost of revenues decreased $(2.5) million, or (21) percent, to $9.2 million for the three months ended March 31, 2001 compared to $11.7 million for the same period in 2000. Cost of revenues as a percentage of total revenues was 82 percent for the three months ended March 31, 2001 as compared to 37 percent for the same period in 2000. The decrease in absolute dollars between periods was due to having fewer employees working on customer projects, support and training due to the reduction in our workforce associated with our restructuring actions and employee attrition. In addition, cost of revenues decreased for the quarter ended March 31, 2001 as a result of our deferring project costs incurred during the quarter on one project on which we chose to also recognize no revenue for the quarter as a result of being late on certain project deliverables, as described above under Revenue Recognition. Cost of revenues as a percentage of total revenues increased due to lower revenues from limiting revenue recognition on certain fixed-price projects to costs incurred during the three months ended March 31, 2001.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses decreased $(4.0) million, or (58) percent, to $2.8 million for the three months ended March 31, 2001 as compared to $6.8 million during the same period in 2000. Sales and marketing expenses as a percentage of total revenues were 25 percent for the three months ended March 31, 2001 as compared to 22 percent for the same period in 2000. The decrease in sales and marketing expenses in absolute dollars was due to having fewer sales and marketing employees and the Company's allocation of its resources towards completion of its application development projects rather than to marketing activities. The increase in expenses as a percentage of total revenues for the three months ended March 31, 2001 was due to lower revenues during the period.

     Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $(2.0) million, or (31) percent, to $4.4 million for the three months ended March 31, 2001, as compared to $6.4 million during the same period in 2000. Research and development expenses as a percentage of total revenues were 40 percent for the three months ended March 31, 2001 as compared to 20 percent for the same period in 2000. Research and development expenses decreased in absolute dollars due primarily to having fewer research and development employees during the three months ended March 31, 2001. Research and development expenses increased as a percentage of total revenues for the three months ended March 31, 2001 due to lower revenues in the period.

     General and Administrative. General and administrative expenses consist primarily of allowances for doubtful accounts, the costs of executive management, finance and administrative staff, recruiting, business insurance, and professional fees. General and administrative expenses increased $2.4 million, or 128 percent, to $4.3 million for the three months ended March 31, 2001 as compared to $1.9 million for the same period in 2000. General and administrative expenses as a percentage of total revenues were 38 percent for the three months ended March 31, 2001 as compared to 6 percent for the same period in 2000. The increase in absolute dollars and percentage of total revenues during the three months ended March 31, 2000 was primarily due to additional legal and accounting fees associated with the increase in customer disputes and legal proceedings described in Note 9 of "Notes to Condensed Consolidated Financial Statements."

     Amortization of Goodwill and Acquired Intangibles. Amortization of goodwill and acquired intangibles resulted from the acquisition of The LongView Group, Inc. ("LongView"). The remaining intangible assets, after the write-off of in process research and development, totaled $24.6 million and are being amortized over the expected lives of the goodwill and intangibles (see Note 12 of "Notes to Condensed Consolidated Financial Statements"). These lives range from five to seven years. We recorded amortization expense of goodwill and acquired intangibles of $962,000 for the three months ended March 31, 2001, as compared to $1.2 million for the same period in 2000.

     On March 15, 2001 we announced the sale of The LongView Group, Inc. to Linedata Services for $29.0 million in cash. See Note 12 of "Notes to Condensed Consolidated Financial Statements" for additional information. As a result, we do not expect to incur any further charges for amortization of goodwill and acquired intangibles related to LongView.

     Amortization of Deferred Compensation. Deferred compensation, along with the associated amortization, results from the granting of stock options when there is a difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of such grants. Certain grants during 1997, 1998, and 1999 were issued at a price that was less than the deemed fair value at the grant date. We are amortizing these amounts over the vesting periods of the applicable options, resulting in amortization expense of $175,000 for the three months ended March 31, 2001 as compared to $351,000 for the same period in 2000. When employees who were granted these options leave the Company, we reduce the associated deferred compensation. The decrease in amortization expense is due to employees leaving the Company.

     Special Charges. Special charges for the three months ended March 31, 2001 include a $3.0 million asset impairment charge, and a $2.7 million restructuring charge.

     Asset Impairment Charge. During the three months ended March 31, 2001, we restructured our operations to reduce operating expenses. As part of the restructuring, we closed facilities in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina. We had $1.8 million of leasehold improvements, furniture and fixtures, and other assets in these offices that we determined had no future value to us and are no longer in active use. In addition we determined that $766,000 of computer equipment was also similarly impaired as a result of these restructuring activities. We also determined that we would not be able to sell our Marin County land and building for the amount we had previously expected, and as a result we recorded a further asset impairment charge of $481,000 on this asset. Accordingly, we recorded a total asset impairment charge of $3.0 million during the three months ended March 31, 2001.

     First Quarter 2001 Restructuring Charge. During the three months ended March 31, 2001, we incurred a restructuring charge of $2.7 million as part of our continuing efforts to reduce operating expenses. As part of this restructuring, we closed offices in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina, and reduced our workforce by 38 individuals. The restructuring charge was comprised of $226,000 for headcount reductions, and $2.5 million for facilities related costs. As of March 31, 2001 $256,000 had been paid out on this restructuring accrual.

     We determined our restructuring charge in accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") and Staff Accounting Bulletin No. 100 ("SAB 100"). EITF 94-3 and SAB 100 require that we commit to an exit plan before we accrue employee termination costs and exit costs. On March 15, 2001, our senior management prepared a detailed exit plan that included the termination of 38 employees and closure of certain facilities.

     In connection with the restructuring actions, we terminated the employment of 38 employees, consisting primarily of applications development employees, technical and other support employees, and administrative employees in all of our locations. All employees associated with these restructuring actions were notified as of March 31, 2001. At March 31, 2001 we had exited facilities in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina. We are pursuing sublease arrangements for these facilities.

     We expect to generate annualized savings of approximately $9 million in the following areas: $5 million in reduced cost of revenues, $200,000 in reduced sales and marketing expenses, $3 million in reduced research and development expenses, and $500,000 in reduced general and administrative expenses.

     The first quarter restructuring reserves are included in accrued liabilities and accounts payable at March 31, 2001. Detail of the restructuring charges as of and for the three months ended March 31, 2001 are summarized below:

First Quarter 2001 Restructuring                  Original                                                       Balance at
           Actions:                                Charge             Reversals            Utilized             March 31, 2001
---------------------------------             ---------------     ----------------     ---------------     -----------------------
Employee related                                       $  226                  $ -                $165                      $   61
Facilities related                                      2,465                    -                  91                       2,374
                                              ---------------     ----------------     ---------------     -----------------------
                                                       $2,691                  $ -                $256                      $2,435
                                              ===============     ================     ===============     =======================

     Balance Sheet                                Original                                                        Balance at
      Components:                                  Charge             Reversals            Utilized              March 31, 2000
-------------------------                     ---------------     ----------------     ---------------     -----------------------
Accrued liabilities                                    $2,675                  $ -                $240                      $2,435
Accounts payable                                           16                    -                  16                           -
                                              ---------------     ----------------     ---------------     -----------------------
                                                       $2,691                  $ -                $256                      $2,435
                                              ===============     ================     ===============     =======================

     Fourth Quarter 2000 Restructuring Charge. During the three months ended December 31, 2000, we incurred a restructuring charge of $1.9 million as part of a plan to improve our operating results by reducing headcount, by closing duplicative Company facilities in Chicago, Illinois; Dallas, Texas; Salt Lake City, Utah; and San Francisco, California, and by implementing other measures. This charge is part of a plan to streamline our efforts to focus on a return to profitability. The restructuring charge was comprised of $1.1 million for headcount reductions, and $861,000 for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments. As of March 31, 2001 approximately $1.7 million had been paid out on the restructuring charge.

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

     In connection with the restructuring actions, we terminated the employment of 159 employees, consisting primarily of applications development employees, technical and other support employees, and administrative employees in all of our locations. In addition, we did not replace approximately 40 employees who resigned voluntarily during October and November 2000. At December 31, 2000, we had terminated all employees associated with these restructuring actions. As of March 31, 2001, we have exited a portion of our facility in Salt Lake City, Utah and closed duplicative offices in Chicago, Illinois; San Francisco, California; and Dallas, Texas. We have entered into sublease arrangements for our Dallas, Texas and our Chicago, Illinois office space.

     We expect to generate annualized savings of approximately $40 million from this restructuring, in the following areas: $30 million in reduced cost of revenues, $3 million in reduced sales and marketing expenses, $4 million in reduced research and development expenses, and $3 million in reduced general and administrative expenses.

     We also reached an agreement to decrease our lease commitment for new office space currently under construction in South Jordan, Utah, and we are actively pursuing the sale of two office buildings in San Rafael, California.

     Restructuring reserves are included in accrued liabilities and accounts payable at March 31, 2001.

Fourth Quarter 2000                         Balance at                Reversals            Utilized                  Balance at
 Restructuring Actions:                 December 31, 2000                                                          March 31, 2001
-------------------------          --------------------------     ----------------     ---------------     -------------------------
Employee related                                         $141                 $  -                $141                          $  -
Facilities related                                        321                    -                 155                           166
                                   --------------------------     ----------------     ---------------     -------------------------
                                                         $462                 $  -                $296                          $166
                                   ==========================     ================     ===============     =========================

      Balance Sheet                        Balance at                                                             Balance at
      Components:                       December 31, 2000             Reversals            Utilized              March 31, 2001
--------------------------         --------------------------      ---------------      ---------------     ------------------------
Accrued liabilities                                      $321                  $ -                $155                          $166
Accounts payable                                          141                    -                 141                             -
                                   --------------------------     ----------------     ---------------     -------------------------
                                                         $462                  $ -                $296                          $166
                                   ==========================     ================     ===============     =========================

  Total Other Income, net

Net total other income increased $13.4 million, or 2,647 percent, to $14.0 million for the three months ended March 31, 2001 compared to $508,000 for the same period in 2000. The increase was due to a gain of approximately $13.8 million on the sale of The LongView Group, Inc. to Linedata Services on March 15, 2001. See Note 12 of "Notes to Condensed Consolidated Financial Statements" for additional information . We also recognized $173,000 of other income from the sublease of portions of our San Francisco and San Rafael, California offices. Interest income decreased for the three months ended March 31, 2001 compared to the same period in 2000 due to lower cash and cash equivalent balances.

     Provision for Income Taxes

     The provision for income taxes was $2.8 million for the three months ended March 31, 2001 as compared to a provision of $1.7 million for the same period in 2000. The provision for the three months ended March 31, 2001 is primarily for income taxes on the gain from our sale of The LongView Group, Inc., foreign taxes, and an adjustment to record a valuation allowance against the remaining net tax assets.

     At March 31, 2001, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

Liquidity and Capital Resources

     We have funded our operations to date primarily through cash flows from operations, through cash generated from our initial public offering in May 1999, the private sale of securities, and through the use of lines of credit and equipment leases. During the three months ended March 31, 2001 we also used some of the proceeds from our sale of The LongView Group, Inc. to help fund operations.

  Net cash used in operating activities was $(13.1) million for the three months ended March 31, 2001 as compared to $(12.7) million net cash used in operating activities during the three months ended March 31, 2000. The increase in cash flows used in operating activities was due primarily to lower cash inflows from lower revenues.

  Net cash provided by investing activities was $21.5 million for the three months ended March 31, 2001 as compared to net cash used of $(1.5) million during the three months ended March 31, 2000. During the three months ended March 31, 2001, we sold The LongView Group, Inc. to Linedata Services for $29.0 million. The additions to restricted cash for the three months ended March 31, 2001, are for deposits to secure letters of credit in the amount of $3.5 million and $2.9 million held in escrow as required by our agreement with Linedata Services.

  Net cash used in financing activities was $(1.2) million for the three months ended March 31, 2001 as compared to $3.3 million net cash provided by financing activities during the three months ended March 31, 2000. Net cash used by financing activities for the three months ended March 31, 2001 resulted from principal payments on notes and capital leases of $1.9 million which was partially offset by $43,000 of proceeds from exercise of stock options, and proceeds of $458,000 from the issuance of shares under the employee stock purchase plan.

  On January 18, 1999, we entered into a Revolving Line of Credit (the "Credit Facility") providing for borrowings of up to $5.0 million. The Credit Facility included covenants relating to the maintenance of certain financial ratios and cash balances and limiting the payment of dividends. Through a series of modifications, we increased the availability under the Credit Facility to $15.0 million and established the ability to issue letters of credit against this availability. We agreed to secure outstanding letters of credit with compensating cash balances upon default or expiration of the Credit Facility. During 2000, we obtained letters of credit of approximately $3.5 million related to office leases and $2.0 million to secure a performance bond. On November 15, 2000 our ability to borrow under the Credit Facility expired. We had no borrowings under the Credit Facility. On December 1, 2000, we received notice of a right to cure, referencing failure to provide the lender with cash collateral to secure the outstanding letters of credit and our failure to meet and maintain certain financial covenants described in the Credit Facility. Upon receiving this notice, we commenced negotiations with the lender to satisfy the right to cure. On January 19, 2001 we allowed the lender to secure a perfected lien under its security agreement. On February 23, 2001, we further modified the Credit Facility with a Modification and Forbearance Agreement. This agreement provides us with a limited waiver of defaults and forbearance of remedies. The limited waiver and forbearance of remedies applies to the cash collateral and financial covenant requirements. The waiver had an expiration date of the earlier of May 31, 2001 or on the occurrence of an event of default on any of our obligations to the lender, including a $2.4 million property loan and $6.3 million in notes payable outstanding at December 31, 2000. The Agreement also allows for cross default on all of our obligations with the bank. The cash collateral agreement requires us to bring the balance of a restricted cash collateral account to $3.5 million prior to June 30, 2001. On March 16, 2001, we complied with the requirements of the cash collateral agreement and, using $3.5 million of the cash proceeds received from the sale of LongView, increased the balance in the restricted cash collateral account to $3.5 million. On April 2, 2001 we extended the waiver expiration date in the Modification and Forbearance Agreement from May 31, 2001 to January 1, 2002. As the waiver expiration date is within 12 months of the date of these financial statements, we have classified the amounts outstanding to the lender as current liabilities in the Condensed Consolidated Balance Sheet at March 31, 2001. We expect to enter into further discussions with the lender regarding these requirements and other matters prior to the waiver expiration date. Additional cash collateral amounts may be required upon expiration of the waiver to secure a performance bond. However, we expect to complete the project relating to the performance bond prior to the January 1, 2002 waiver expiration date.

Recent Accounting Pronouncements

  In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125. This standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We do not expect the adoption of SFAS No. 140 to have a material effect on our business, results of operations, financial position, or liquidity.

Factors that May Affect Future Results and Market Price of Stock

  We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

  If we are unable to generate sufficient cash flow from operations, or from other sources, we may be unable to continue operations as a going concern.

  While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent auditors' report on our December 31, 2000 financial statements, prepared by KPMG LLP, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern, based upon our historical operating performance, our financial position at December 31, 2000 and our involvement in significant legal proceedings. We believe that the strength of our core technologies, product assets, customer base, and the corrective actions that we have taken and are taking, provide a solid foundation for our continued operation in 2001. Additionally, we will continue to seek additional capital to finance our operations through the remainder of 2001. However, there can be no assurance that the measures taken to date or additional measures, if necessary, will prove successful.

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

  We believe that some prospective customers may be delaying and canceling purchase decisions as a result of the litigation and customer disputes against the Company, the decline in our stock price, and our financial results for the last several quarters. There is no assurance that we will be able to convince prospective customers to purchase products or services from us or that any customer revenue that is achieved can be sustained. If we are unable to obtain future customer revenue, our operations, financial condition, liquidity, and prospects could be materially and adversely affected, and we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, and re-evaluate the TenFold business model as an applications development and delivery company. There can be no assurance that additional financing sources will be available to us when needed or that we will be able to execute the other potential remedies sufficiently to continue operations.

  We may not be able to secure additional sources of financing when needed.

  Our business model relies upon generating new sales and receiving payments from existing customers. If we do not generate sufficient new sales and receive payments from existing customers, we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, and re-evaluate the TenFold business model as an applications development and delivery company. There can be no assurance that additional financing sources will be available to us when needed or that we will be able to execute the potential remedies sufficiently to continue operations.

  Our failure to achieve cost reductions would negatively impact quarterly operating results.

  On November 14, 2000, we announced headcount reductions, consolidation of facilities, and implementation of other measures in order to streamline our efforts to focus on a return to profitability. On March 15, 2001 we announced plans to close additional offices in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina, and to further reduce our workforce. We expect that the reduction of headcount, the consolidation of facilities, and the other measures will reduce total operating expenses during calendar 2001 and in future periods. Our success in realizing the benefits intended by such actions is impacted by the timing of our execution of these measures. There can be no assurance that we will be successful in our efforts to reduce operating expenses in future periods.

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

  Our existing errors and omissions coverage may not cover all existing claims.

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

  We are involved in litigation and disputes and may in the future be involved in further litigation or disputes which may be costly and time-consuming, and if we suffer adverse judgements our operating results could suffer.

  We are currently involved in significant litigation and customer disputes. Additionally, one consolidated complaint has been filed alleging that the Company and certain officers have violated federal securities laws. See Note 9 of "Notes to Condensed Consolidated Financial Statements" for more information concerning these matters. We may in the future face other litigation or disputes with customers, employees, partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity.

  Our agreements with Perot Systems may restrict our sources of additional financing.

  Under agreements we reached with Perot Systems on December 8, 2000, we are required to make six monthly payments of $441,000 each to Perot Systems beginning on January 15, 2001. However, because of recent TenFold management changes and TenFold's continuing restructuring, we continue to be in active discussions with Perot Systems to consider the scope of our future relationship. Therefore, we have not yet made these payments. Our failure to make these payments in a timely manner to Perot Systems will make effective a stipulation in the original strategic alliance agreement which prohibits us from licensing our technology or selling an equity interest in TenFold or any of our affiliates to certain Perot Systems competitors. Our inability to license our technology or sell an equity interest in TenFold or any of our affiliates to certain potential customers or investors may inhibit our ability to raise capital, if necessary, to continue operations.

  Our future prospects are difficult to evaluate.

  In light of our operating results for recent periods, it is difficult to evaluate our future prospects. We have only a limited number of applications completed and currently in use and there can be no assurance that we will be able to successfully complete any current or new projects. We have received customer complaints concerning some of our projects. We cannot be certain that we will not receive more customer complaints in the future. Additionally, our failure to successfully complete any current or new projects may have a material adverse impact on our financial position and results of operations. We cannot be certain that our business strategy will succeed.

  Our stock may be subject to de-listing.

  Our Common Stock is currently traded on the Nasdaq National Market under the symbol "TENF." Due to the recent decline in the share price of our common stock and our operating losses, we have failed to meet some of the Nasdaq National Market's minimum listing requirements and as a result, our common stock could be de-listed. Nasdaq National Market listing requirements include a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, and maintaining a minimum bid price for the Company's share price of $1.00. We have received from the Nasdaq National Market, a request for information, and notifications that we have failed to meet the net tangible assets, minimum bid price and public float requirements and that if we do not achieve compliance with or present a satisfactory plan for achieving compliance with these requirements within certain time periods, our common stock could be de-listed. We have provided the Nasdaq National Market with additional information and expect that we will enter into discussions with Nasdaq to determine whether our stock will be de-listed. Depending upon the outcome of these discussions, our stock could remain listed on the Nasdaq National Market, it could be listed on the Nasdaq SmallCap Market, or it could be de-listed. If our stock were de-listed from Nasdaq there would likely be a substantial reduction in the liquidity of any investment in our common stock. De-listing could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity also makes it more difficult for us to raise capital in the future. There can be no assurance that an active trading market will be sustained in the future.

  There are many factors that may cause fluctuations in our quarterly financial results, and if results are below the expectations of securities market analysts, our stock price will likely decline.

  Recently and in the past, the software industry has experienced significant downturns. This occurs particularly when general economic conditions decline and spending on management information systems decreases. Our business, financial condition, and operating results may continue to fluctuate substantially from quarter-to-quarter as a consequence of general economic conditions in the software industry. In addition, our revenues and operating results may continue to vary significantly from quarter-to-quarter due to a number of factors that affect our business and the software industry, including:

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

  Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan would likely cause us to have lower margins or to suffer a loss on the project, which would negatively impact our operating results. Our revenue recognition policy requires us to make periodic adjustments to our project estimates used in the percentage-of-completion method of accounting as work progresses under the contract and as we gain experience. For example, in early July 2000, as a result of receiving customer correspondence that raised concerns about the status of a project, we initiated a supplemental review of our significant projects in process to reassess the status of each project and to verify the related completion percentage. Upon completion of this review, we reduced revenues on certain projects in process and increased the allowance for doubtful accounts related to unbilled accounts receivable. We updated this review as part of our normal, financial reporting process for the three months ended September 30, 2000 and December 31, 2000, and made adjustments, which resulted in further reductions to revenue and further increases to the allowance for doubtful accounts related to unbilled accounts receivable. Although we believe that we made all appropriate adjustments to properly reflect the completion percentage and status of contracts in process, we cannot be certain that similar future adjustments will not be required. See Note 9 of "Notes to Condensed Consolidated Financial Statements" for information about litigation and disputes related to some of our projects.

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

  We developed software applications for companies in a small number of vertical industries. Our reliance on customers from particular industries subjects our business to the economic conditions impacting those industries, including those industries' demand for information technology resources. If we continue to rely on a small number of vertical industries as a major source of revenues, and those industries suffer adverse economic conditions, there will likely be a significant reduction in the demand for our products, causing revenues to suffer. Although we intend to seek to diversify our customer base, there can be no assurance that we will be able to do so in the near term or at all.

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

  If we are unable to successfully market our services on a time-and-materials basis, our future operating results could suffer.

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

  If our software contains defects or other limitations, we could face product liability exposure.

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

  Our industry is competitive and we are substantially dependent upon the continued service of our existing executive personnel, especially Nancy M. Harvey, President and Chief Executive Officer. Furthermore, our products and technologies are complex and we are substantially dependent upon the continued service of our senior technical staff, including Jeffrey L. Walker, Chairman of the Board of Directors, Executive Vice President, and Chief Technology Officer; Sameer E. Shalaby, Senior Vice President of Development; and Adam Slovik, Senior Vice President of Applications Products. If a key employee resigns to join a competitor or to form a competing company, the loss of the employee and any resulting loss of existing or potential customers to the competing company would harm our business. We do not carry key man life insurance on any of our key employees. We recently entered into an employment agreement with our President and Chief Executive Officer, Nancy M. Harvey. We are currently in the process of negotiating employment agreements with other key executive officers. However, such agreements do not ensure their continued service to TenFold In the event of the loss of key personnel, there can be no assurance that we would be able to prevent their unauthorized disclosure or use of our technical knowledge, practices, or procedures.

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

  The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 60 percent of our outstanding common stock. Jeffrey L. Walker, Chairman, Executive Vice President and Chief Technology Officer, and the Walker Children's Trust, in the aggregate, currently beneficially own approximately 49 percent of our outstanding common stock. Mr. Walker, acting with others, would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Interest Rate Risk. As of March 31, 2001, we had cash and cash equivalents of $20.8 million. All of the cash equivalents consist of highly-liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the March 31, 2001 rates would cause the fair value of these investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and institutions, and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instruments. TenFold does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

     Currency Risk. A portion of our operations consists of applications development and sales activities in the United Kingdom. These transactions are primarily denominated in British pounds. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of revenues in the United Kingdom decreases. When the U.S. dollar weakens against the British pound, the value of revenues in the United Kingdom increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by foreign currency fluctuations are cash, accounts receivable, accounts payable, deferred revenue, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the March 31, 2001 rate would cause the fair value of such monetary assets and liabilities in the United Kingdom to change by approximately $646,000. We are not currently engaged in any foreign currency hedging activities.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Recently Resolved Customer Disputes

  On September 17, 1999, Ohio Farmers Insurance Company doing business as Westfield Companies ("Westfield"), filed a complaint in the United States District Court for the District of Ohio seeking $5.8 million from us. The complaint alleges that we failed to deliver on contractual commitments under a license agreement with Westfield and includes specific claims of anticipatory breach of contract, breach of express warranty, and negligent misrepresentation. The $5.8 million being sought from us by Westfield was paid to us by Westfield in the first half of 1999 and was recognized as revenue by us during that period. On November 4, 1999, we filed an Answer and Counterclaim denying these allegations and seeking recovery of $3.9 million that Westfield owes us under the license agreement together with claims for additional damages. On November 3, 2000, we filed a motion for partial summary judgement seeking dismissal of Westfield's breach of contract claim. In addition, we filed a motion to amend our Counterclaim to add an additional claim for breach of contract based upon Westfield's suspected retention and use of our proprietary information. Westfield did not oppose that motion. In February of 2001, the parties agreed to engage in non-binding mediation. Accordingly, the court issued a stay of all proceedings pending the outcome of the mediation. Effective April 26, 2001, the parties entered into a Settlement Agreement and Mutual Release in which the parties agreed to settle and resolve all claims between the two companies in consideration for each dismissing all claims against the other and in further consideration of a compromised and confidential payment from our errors and omissions carrier to Westfield in excess of the Company's self-insured retention of $25,000 already paid by the Company to cover legal defense costs.

  On August 18, 2000, Trumbull Services, L.L.C. ("Trumbull"), filed a demand for arbitration with the American Arbitration Association seeking a refund of at least $2.8 million paid by Trumbull to us. The demand alleges that we failed to deliver on contractual commitments under the Master Software License and Service Agreement, (the "Trumbull Agreement"), as amended. Trumbull claimed it was entitled to a refund of fees paid to us from the second quarter of 1999 through the second quarter of 2000. On September 13, 2000, we filed an Answer and Counterclaim denying Trumbull's allegations and seeking recovery of approximately $2.0 million in fees that Trumbull owes us under the Trumbull Agreement. On May 10, 2001, TenFold and Trumbull entered into a Settlement Agreement and Mutual Release in which the parties agreed to settle and resolve all claims between the two companies in consideration for each dismissing all claims against the other and in further consideration of a compromised and confidential payment from our errors and omissions carrier to Trumbull in excess of our self-insured retention of $100,000. The arbitration proceeding has been cancelled and all claims have been released.

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

  On April 4, 2001, we received a letter from another customer alleging that we have materially breached our contract with that customer. On May 2, 2001, we entered a Termination and Settlement Agreement with this customer under which the customer agreed to pay TenFold a compromised and confidential settlement amount for services the Company has provided to this customer. For the three months ended March 31, 2001, we recognized $721,000 in revenues from this customer and recognized no revenue from this customer for the same period in 2000. As a result of the Termination and Settlement Agreement, we will recognize $2.2 million in revenues during the three months ending June 30, 2001, which represents the deferred profits on the contract.

Customer Disputes

  On June 14, 2000, Nielsen Media Research, Inc. ("Nielsen"), filed a complaint in the Circuit Court of Cook County, Illinois seeking $4.5 million, plus out of pocket expenses paid by Nielsen to us. The complaint alleges that we failed to deliver on contractual commitments under a license and services agreement with Nielsen and includes specific claims of breach of contract and violation of the Illinois Consumer Fraud and Deceptive Practices Act. The amount being sought from us by Nielsen is for fees paid to us by Nielsen from the fourth quarter of 1997 through the first quarter of 2000 and recognized as revenue by us during this period. On August 30, 2000, we filed an Answer and Counterclaim denying Nielsen's claims and seeking recovery of at least $1.7 million that Nielsen owes us under the license agreement, plus our attorney fees and costs. For the three months ended March 31, 2001, we recognized no revenue from the Nielsen contract and recognized $441,000 in revenues from Nielsen during the same period in 2000.

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

  On November 9, 2000, Utica Mutual Insurance Company ("Utica"), notified us of its intent to terminate the Software License and Services Agreement ("Utica Agreement") dated November 2, 1998. On December 15, 2000, Utica sent a letter to us proposing that the parties rescind the contract, that we refund all payments made by Utica, and that we compensate Utica for the expenses Utica allegedly incurred in fulfilling its contractual duties. On December 20, 2000, Utica provided us with statutorily required notice of alleged violations of Utah's Truth in Advertising statute. On January 3, 2001, Utica filed a complaint against us in the Federal District Court of Utah. In its complaint, Utica asserts claims for breach of contract, breach of warranties and guarantees, false advertising under a Utah statute, negligent misrepresentation, and fraud. Utica seeks monetary damages of approximately $15.5 million in fees and expenses under the contract, plus any additional amount recoverable under the contractual guarantee, as well as punitive damages, prejudgment interest, attorneys' fees, and costs. Utica also seeks an injunction against alleged false advertising by TenFold under a Utah truth-in-advertising statute. On January 23, 2001, we filed an Answer denying Utica's claims. On February 27, 2001, Utica filed a motion for partial summary judgment on its breach of contract claim seeking an order of rescission. On March 29, 2001, we filed our opposition to Utica's motion for partial summary judgement. On May 1, 2001, the court heard argument and denied Utica's motion for partial summary judgment, finding no basis for rescission of the contract. However, the court also issued a finding that TenFold had failed to deliver the software application within the time allowed under the contract. Discovery is ongoing and our outside legal counsel continues to gather relevant documents and interview potential witnesses. As of March 31, 2001, of the fees paid by Utica, $1.7 million has not been recognized as revenue and is included in accrued liabilities together with an accrued loss amount of $582,000 which we established during the quarters ended June 30, 2000 and September 30, 2000 in the normal course of performing our percentage-of-completion calculations.

  The total revenues recognized by us from the Utica Agreement from November 2, 1998 through March 31, 2001, were $7.6 million. Of this amount, $3.9 million is not subject to the terms of the limited guarantee. We recognized no revenue from the Utica Agreement for the three months ended March 31, 2001, and recognized $1.2 million during the same period of 2000.

  Although this matter is still in the early stages of litigation, it is probable, based on the court's factual finding of breach, that TenFold may suffer a loss on Utica's claims that we failed to deliver the software application within the time allowed under the contract. We believe that our errors and omissions insurance covers damages that may arise out of Utica's claims that we failed to deliver the software application within the time allowed under the contract, as well as covering the costs of legal defense, subject to the policies' total limit, and the insurance carrier's standard reservation of rights. However, we will vigorously assert our rights under the Utica Agreement and defend against Utica's claims. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

  On November 2, 2000, we received notice of intent to terminate the Master Software Licenses and Service Agreement (the "SCEM Agreement") between us and Southern Company Energy Marketing L.P. ("SCEM") due to an alleged material nonperformance by us. SCEM filed a demand for arbitration with the American Arbitration Association on November 22, 2000 seeking "an award of $20 million in damages, plus interest"-- an amount allegedly consisting of all amounts previously paid to us in software development plus license fees of approximately $10.2 million. We responded in a timely manner to the demand denying that we breached the contract and filed detailed Counterclaims including a breach of contract claim against SCEM for improper and ineffective termination of the contract and nonpayment. We are seeking to recover damages exceeding $1 million in unpaid fees. TenFold has filed a motion for summary judgment seeking immediate dismissal of SCEM's breach of contract claim and an award of damages in TenFold's favor on its claims against SCEM. The arbitrator selected by the parties will consider TenFold's motion for summary judgment in early June, 2001. If TenFold's motion for summary judgment is not granted, the arbitration hearing is expected to take place in Dallas, Texas commencing on June 18, 2001. Total revenue recognized by us during the second quarter of 1999 through the first quarter of 2001 was $11.5 million. For the three months ended March 31, 2001, we recognized no revenue from SCEM and recognized $2.9 million from SCEM during the same period in 2000.

  The matter is in the active discovery stage, and based on the information currently available, we will continue to vigorously assert our rights under the SCEM Agreement and defend against SCEM's claims, including recovery of the amounts SCEM owes us and the remaining amounts due under the SCEM Agreement. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

  On December 14, 2000, Crawford & Company ("Crawford") sent a letter to us purporting to give notice of breach under the terms of the Master Software License and Services Agreement between us and Crawford (the "Crawford Agreement"). Crawford's letter also purports to give notice of Crawford's election to terminate the Crawford Agreement. Crawford's letter asserts that we failed to deliver the NIMBUS software application within the agreed schedule for doing so. Although Crawford has not filed a formal complaint or made a formal demand for arbitration, Crawford is demanding refund of all fees paid by Crawford under the Crawford Agreement, plus a performance penalty of $2.0 million. The Crawford Agreement provides that, in the event of a dispute, the parties must follow a dispute resolution procedure consisting initially of a three-tiered negotiation process by which settlement negotiations are elevated to increasingly higher levels of management for 90 days before either party makes a demand for arbitration. The parties met on January 25, 2001 in the second tier of settlement negotiations. The parties were unable to reach agreement and exchanged correspondence confirming the topics discussed at the meeting. We are waiting for Crawford to initiate the third tier of negotiations. The Crawford Agreement further provides that if resolution is not achieved within the 90-day period, the dispute shall be determined by binding arbitration upon the initiation of either party. For the three months ended March 31, 2001, we recognized no revenue from Crawford and recognized negative $993,000 million in revenues from Crawford during the same period in 2000 as a result of adjustments made to our estimated costs to complete the project.

  We do not believe that we materially breached the Crawford Agreement. Should Crawford persist in its attempt to terminate the Crawford Agreement, we will vigorously assert our rights under the Crawford Agreement and defend against Crawford's claims, including recovery of the amounts that Crawford owes us and the remaining amounts due under the Crawford Agreement totaling at least $1.8 million. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

  In March 2001, SkyTel Communications, Inc. ("SkyTel") orally informed us of its intent to terminate the Master Software License and Services Agreement between SkyTel and us (the "SkyTel Agreement"). We disclosed the initial contact in our Form 10-K for the year ended December 31, 2000. On May 15, 2001, SkyTel sent us a letter purporting to terminate the SkyTel Agreement based on our alleged material breach of the SkyTel Agreement. SkyTel's letter also demands a refund of approximately $11 million paid by SkyTel under the SkyTel Agreement. The matter is in its preliminary stages, and based on the information currently available, we will vigorously assert our rights under the agreement and defend against the customer's claims, including payment of the amounts that the customer owes us and the remaining amounts due under the agreement totaling at least $ 6.2 million. While we believe that this potential dispute will be covered by one of our prior errors and omissions and umbrella liability policies, if the alleged error or omission did occur, we would need to show that it occurred during the coverage period of the prior policy. The total contract value of this potentially material customer dispute is approximately $17.6 million, of which $11.4 million has been received by us to date. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

  As a result of the legal proceedings and contingencies noted above, we have provided an allowance for doubtful accounts of $2.8 million related to billed accounts receivable and $2.9 million related to unbilled accounts receivable at March 31, 2001.

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

  On November 18, 2000, our excess errors and omissions policy expired. On March 1, 2001, our primary errors and omissions policy expired. On March 1, 2001, we secured a new, industry standard, errors and omissions policy that covers claims made after March 1, 2001. Our new policy excludes contractual related disputes such as cost and time guarantees, and only covers software errors or omissions that occur after the delivery of software. We believe this policy provides adequate coverage for potential damages related to errors and omissions in our delivered software.

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

Stockholder Matters

  On or after August 12, 2000, six complaints were filed in the United States District Court of Utah alleging that we and certain of our officers violated certain federal securities laws. All six complaints were virtually identical and allege that 1) we improperly recognized revenues on some of our projects; 2) we failed to maintain sufficient accounting reserves to cover the risk of contract disputes or cancellations; 3) we issued falsely optimistic statements that did not disclose these accounting issues; and 4) Company insiders sold stock in early calendar year 2000 while knowing about these issues.

  On October 30, 2000, our motion to consolidate the six complaints into one class action complaint was granted. On March 7, 2001, the court appointed lead plaintiffs and lead class counsel. On May 1, 2001, the plaintiffs filed an amended consolidated complaint that repeats their earlier allegations while adding additional details regarding the projects on which revenue was allegedly improperly recognized. TenFold is reviewing this complaint and intends to file a motion to dismiss on or before June 19, 2001.

  Management and outside legal counsel believe that the defendants have meritorious defenses to the allegations made in these lawsuits. Because the matter is in its preliminary stages, our outside legal counsel is not able to provide an opinion on the probable outcome of the claim and therefore, no provision for loss has been recorded in our Condensed Consolidated Financial Statements. Although we carry directors and officers liability insurance that we believe is sufficient for such class action claims, we intend to vigorously defend ourselves and we deny any wrongdoing. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

SEC Inquiry

  On May 26, 2000, the United States Securities and Exchange Commission ("SEC") issued a Formal Order Directing Private Investigation. The Order contains no specific factual allegations. We understand, however, that the SEC is conducting a non-public fact-finding inquiry into our revenue recognition decisions on approximately 15 contracts. We have received several document subpoenas from the SEC and we have complied or are in the process of complying with them. We have learned that the SEC has issued subpoenas to our independent auditors and to several of our current and former customers. In February 2001, the SEC took testimony from our former Chief Financial Officer. In March 2001, the SEC took testimony from our Senior Vice President of Applications Products and our former Senior Vice President, Sales and Marketing who was also the President of TenFold Insurance, Inc.

The inquiry is in its preliminary stages and we have retained outside legal counsel to represent us concerning the investigation. The SEC has a number of statutory remedies that it may use in both fraud and non-fraud (books and records) enforcement proceedings. These remedies include various forms of injunctive relief, monetary penalties, and orders barring individuals from future employment in public companies. It is too early in the inquiry to say which of these remedies, if any, the SEC might seek against us and our officers. Management and outside legal counsel believe that we have meritorious defenses to any allegations the SEC may make and intend to continue to cooperate fully with the SEC. However, because the inquiry is in its preliminary stages, our outside legal counsel is not able to provide an opinion on the probable outcome of the inquiry. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Number                                     Description
  ------                                     -----------

  10.1**        LongView Purchase Agreement (1)
  10.2**        Exhibit D to LongView Purchase Agreement - Deposit Account,
                Escrow and Control Agreement (1)
  10.3**        Exhibit E to LongView Purchase Agreement - Pledge and Assignment
                Agreement (1)
   10.4#        Employment Agreement Between TenFold Corporation and Nancy M.
                Harvey
     11*        Computation of Shares used in Computing Basic and Diluted Net
                Income Per Share

  * Incorporated by reference to "Notes to Condensed Consolidated Financial Statements" herein
  ** Previously filed
  #  Indicates management contract or compensatory plan or arrangement

(1) Filed on March 30, 2001 as an exhibit to the Company's Current Report on Form 8-K and incorporated by reference.


(b)  Reports on Form 8-K

     On January 16, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the resignation of Gary D. Kennedy as president, chief executive officer and a director; and the appointment of Nancy M. Harvey as the Company's new president, chief executive officer and a director.

     On March 19, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the sale of The LongView Group, Inc.

     On March 30, 2001 the Company filed an amendment to the Current Report on Form 8-K, related to the sale of The LongView Group, Inc. The Company at that time filed an Unaudited Pro Forma Condensed Consolidated Balance Sheet and a Statement of Operations for the nine months ended September 30, 2000 and an Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1999, reflecting the disposition of The Longview Group, Inc. and including the notes to the unaudited pro forma financial information.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TenFold Corporation


                                   By:      /s/ Donald R. Jefferis
                                       ------------------------------------
                                                Donald R. Jefferis
                                                Chief Financial Officer

     Date: May 18, 2001