Form 10-Q
period 2001-06-30
TENFOLD CORP /UT
filed 2001-07-27
CIK 1051118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                       Commission file number 000-25661

================================================================================

                              TenFold Corporation
            (Exact name of registrant as specified in its charter)

                       Delaware                                     83-0302610
   (State or other jurisdiction of incorporation or    (I.R.S. Employer Identification No.)
                    organization)

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

                                Yes [X] No [_]

     As of June 30, 2001, there were 36,848,605 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----

                                                                                                          Page
                                                                                                          ----
PART I.           FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at June 30, 2001 and
                  December 31, 2000......................................................................    3

                  Condensed Consolidated Statements of Operations for the three and six months
                  ended June 30, 2001 and June 30, 2000..................................................    4

                  Condensed Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2001 and June 30, 2000........................................................    5

                  Notes to Condensed Consolidated Financial Statements...................................    6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..........................................................................   23

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................   50

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings......................................................................   51

         Item 6.  Exhibits and Reports on Form 8-K.......................................................   57

SIGNATURES   ............................................................................................   58

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements
                     TENFOLD CORPORATION
          CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)
                           (unaudited)

                                                                                                    June 30,        December 31,
                                                                                                 ---------------   --------------
                                                                                                      2001              2000
                                                                                                 ---------------   --------------
                                           Assets

Current assets:
  Cash and cash equivalents .................................................................    $         9,594   $       13,854
  Accounts receivable, (net of allowances for doubtful accounts
      of $2,945 and $7,338, respectively) ...................................................              3,481            3,451
  Unbilled accounts receivable, (net of allowances for doubtful accounts
      of $1,769 and $2,949, respectively) ...................................................                621              282
  Prepaid expenses and other assets .........................................................              1,363              652
  Deferred income taxes .....................................................................                 --              612
  Income taxes receivable ...................................................................                644              644
  Assets held for sale ......................................................................              2,510            2,944
  Other assets, (net of allowances of $182, and $236 respectively) ..........................                133              256
                                                                                                 ---------------   --------------
      Total current assets ..................................................................             18,346           22,695

  Restricted cash ...........................................................................              8,911            2,598
  Property and equipment, net ...............................................................             12,906           20,234
  Due from stockholders, (net of allowance of $860) .........................................                 40               40
  Other assets ..............................................................................                590              770
  Goodwill and acquired intangibles, net ....................................................                 --           18,938
                                                                                                 ---------------   --------------
      Total assets ..........................................................................    $        40,793   $       65,275
                                                                                                 ===============   ==============

                            Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable ..........................................................................    $         2,698   $        9,769
  Income taxes payable ......................................................................              3,007              766
  Accrued liabilities .......................................................................             16,306           12,043
  Deferred revenue ..........................................................................             17,923           35,853
  Current installments of obligations under capital leases ..................................              3,065            3,381
  Current installments of notes payable .....................................................              6,835            3,377
  Other current liabilities .................................................................              2,143              899
                                                                                                 ---------------   --------------
      Total current liabilities .............................................................             51,977           66,088
                                                                                                 ---------------   --------------

Long-term liabilities:
  Deferred income taxes .....................................................................                 --              612
  Obligations under capital leases, excluding current installments ..........................              2,098            3,498
  Notes payable, excluding current installments .............................................                 --            5,284
  Other long-term liabilities ...............................................................                466            1,241
                                                                                                 ---------------   --------------
      Total long-term liabilities ...........................................................              2,564           10,635
                                                                                                 ---------------   --------------

Contingencies (Note 9)

Stockholders' deficit:
  Common stock, $0.001 par value:
  Authorized: 120,000,000 shares
   Issued and outstanding shares: 36,848,605 shares at June 30, 2001
   and 35,735,858 shares at December 31, 2000 ...............................................                 37               36
  Additional paid-in capital ................................................................             66,153           66,170
  Notes receivable from stockholders, (net of allowances of $726, and
   $1,686 respectively) .....................................................................               (442)            (429)
  Deferred compensation .....................................................................             (1,051)          (2,132)
  Accumulated deficit .......................................................................            (77,811)         (74,270)
  Accumulated other comprehensive loss ......................................................               (634)            (823)
                                                                                                 ---------------   --------------
      Total stockholders' deficit ...........................................................            (13,748)         (11,448)
                                                                                                 ---------------   --------------
      Total liabilities and stockholders' deficit ...........................................    $        40,793   $       65,275
                                                                                                 ===============   ==============

        The accompanying notes are an integral part of these condensed consolidated financial statements

                               TENFOLD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                            Three Months Ended             Six Months Ended
                                                                                   June 30,                    June 30,
                                                                        ---------------------------   ---------------------------
                                                                            2001          2000            2001           2000
                                                                        ------------- -------------   -------------  ------------
Revenues:
   License .........................................................     $  4,115        $  7,586        $  7,096        $ 12,268
   Services ........................................................       17,335          18,779          25,621          45,772
                                                                         --------        --------        --------        --------
         Total revenues ............................................       21,450          26,365          32,717          58,040
                                                                         --------        --------        --------        --------

Operating expenses:
   Cost of revenues (exclusive of non-cash compensation
      of $97, $114, $160, and $248, respectively) ..................        9,384          16,302          18,606          28,020
   Sales and marketing (exclusive of non-cash compensation
      of $13, $54, $58, and $115, respectively) ....................        1,385           6,453           4,231          13,297
   Research and development (exclusive of non-cash
      compensation of $73, $92, $129, and $190, respectively) ......        3,464           6,333           7,914          12,757
   General and administrative (exclusive of non-cash
      compensation of $154, $56, $166, and $114, respectively) .....        3,018           6,136           7,271           8,000
   Amortization of goodwill and acquired intangibles ...............           --           1,151             962           2,302
   Amortization of deferred compensation ...........................          337             316             513             667
   Special charges .................................................        1,832              --           7,561              --
                                                                         --------        --------        --------        --------
         Total operating expenses ..................................       19,420          36,691          47,058          65,043
                                                                         --------        --------        --------        --------
Income (loss) from operations ......................................        2,030         (10,326)        (14,341)         (7,003)
                                                                         --------        --------        --------        --------

Other income (expense):
   Interest and other income .......................................          400           1,054             833           1,841
   Interest expense ................................................         (394)           (349)           (645)           (628)
   Gain on sale of The LongView Group, Inc. ........................           --              --          13,771              --
                                                                         --------        --------        --------        --------
         Total other income, net ...................................            6             705          13,959           1,213
                                                                         --------        --------        --------        --------
Income (loss) before income taxes and minority interest ............        2,036          (9,621)           (382)         (5,790)

Provision (benefit) for income taxes ...............................          379          (3,134)          3,159          (1,448)
                                                                         --------        --------        --------        --------

Net income (loss) before minority interest .........................        1,657          (6,487)         (3,541)         (4,342)

Minority interest ..................................................           --              (8)             --              --
                                                                         --------        --------        --------        --------

Net income (loss) ..................................................     $  1,657        $ (6,479)       $ (3,541)       $ (4,342)
                                                                         ========        ========        ========        ========


Basic earnings (loss) per common share .............................     $   0.05        $  (0.19)       $  (0.10)       $  (0.13)
                                                                         ========        ========        ========        ========
Diluted earnings (loss) per common share ...........................     $   0.04        $  (0.19)       $  (0.10)       $  (0.13)
                                                                         ========        ========        ========        ========
Weighted average common and common equivalent shares used
   to calculate earnings (loss) per share:

   Basic ...........................................................       35,511          34,392          35,459          34,215
                                                                         ========        ========        ========        ========
   Diluted .........................................................       37,108          34,392          35,459          34,215
                                                                         ========        ========        ========        ========


 The accompanying notes are an integral part of these condensed consolidated financial statements

                              TENFOLD CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                                           Six Months Ended
                                                                                                               June 30,
                                                                                                     -----------------------------
                                                                                                          2001           2000
                                                                                                     -------------- --------------
Cash flows from operating activities:
   Net loss........................................................................................        $ (3,541)      $ (4,342)
   Adjustments to reconcile net loss to net cash used in operating activities:.....................

     Tax benefit from exercise of stock options....................................................              --          6,820
     Deferred income tax provision (benefit).......................................................             407         (8,398)
     Amortization of goodwill and acquired intangibles.............................................             962          2,302
     Depreciation and amortization.................................................................           3,258          2,168
     Impaired assets charge........................................................................           3,625             --
     Provision for bad debts.......................................................................              89          4,129
     Amortization of deferred compensation.........................................................             513            667
     Compensation expense related to stock options.................................................              43             --
     Gain on sale of The LongView Group, Inc.......................................................         (13,771)            --

   Changes in operating assets and liabilities:
     Accounts receivable...........................................................................          (1,346)        (2,170)
     Unbilled accounts receivable..................................................................            (479)        (8,508)
     Prepaid expenses and other assets.............................................................            (519)            26
     Accounts payable..............................................................................          (6,726)         2,186
     Income taxes payable..........................................................................           2,257            (98)
     Accrued liabilities...........................................................................           4,616         (5,544)
     Deferred revenues.............................................................................         (12,551)         1,406
     Other liabilities.............................................................................             471             --
                                                                                                           --------       --------
        Net cash used in operating activities......................................................         (22,692)        (9,356)
                                                                                                           --------       --------
Cash flows from investing activities:
     Additions to property and equipment...........................................................              (9)        (8,129)
     Additions to restricted cash..................................................................          (6,424)        (2,840)
     Net proceeds from sale of The LongView Group, Inc.............................................          28,115             --
                                                                                                           --------       --------
        Net cash provided by (used in) investing activities........................................          21,682        (10,969)
                                                                                                           --------       --------
Cash flows from financing activities:
     Proceeds from employee stock purchase plan stock issuance.....................................             458          2,520
     Exercise of common stock options..............................................................              51          1,399
     Proceeds from issuance of notes payable.......................................................              --          5,195
     Principal payments on notes payable...........................................................          (1,826)        (3,910)
     Notes receivable from stockholders............................................................            (140)            --
     Payments of notes receivable from stockholders................................................             127             --
     Principal payments on obligations under capital leases........................................          (1,692)          (480)
                                                                                                           --------       --------
        Net cash provided by (used in) financing activities........................................          (3,022)         4,724
                                                                                                           --------       --------

Effect of exchange rate changes....................................................................            (228)          (276)
                                                                                                           --------       --------

Net decrease in cash and cash equivalents..........................................................          (4,260)       (15,877)
Cash and cash equivalents at beginning of period...................................................          13,854         58,247
                                                                                                           --------       --------
Cash and cash equivalents at end of period.........................................................        $  9,594       $ 42,370
                                                                                                           ========       ========
Supplemental disclosure of cash flow information:
     Cash paid for income taxes....................................................................        $    389       $    212

     Cash paid for interest........................................................................        $    458       $    747

 The accompanying notes are an integral part of these condensed consolidated financial statements

                              TENFOLD CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements included herein have been prepared by TenFold Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the prior years' financial statements to conform to the current period's presentation. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2001.

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

     The Company's financial statements have been prepared under the assumption that the Company will continue as a going concern. During the year ended December 31, 2000, the Company experienced several difficult quarters as a result of rapid internal growth, delivery challenges and a difficult sales environment. The delivery challenges prevented the Company from collecting final payments on certain projects and led to several customer disputes. As the Company disclosed the customer disputes in its quarterly filings, the sales environment became increasingly difficult. The substantial operating losses incurred in the year ended December 31, 2000 further deteriorated its ability to sell its products and services. In order to better align its expenses with its revenues, the Company took aggressive steps to restructure its operations through consolidating its management structure, reducing its workforce and closing offices. Additionally, the Company raised cash through the sale of LongView for $29.0 million in March 2001. The Company believes that the strength of its core technologies, product assets, customer base, and the corrective actions that the Company is taking, provide a solid foundation for its continued operation in 2001. Additionally, the Company will continue to seek additional capital to finance its operations through the sale of non-strategic assets and other means. However, there can be no assurance that the measures taken to date or additional measures, if necessary, will prove successful.

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

     The Company recognizes license revenues from vertical application product sales and Universal Application development licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: the Company has signed a noncancellable license agreement with nonrefundable fees; the Company has shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the vertical application license or the Universal Application development licenses are sold separately or when a Universal Application development license is sold with an application development project. License fees recognized upon achieving these criteria, for the three months ended June 30, 2001 were $1.2 million as compared to $4.3 million for the three months ended June 30, 2000. License fees recognized upon achieving these criteria, for the six months ended June 30, 2001 were $1.2 million as compared to $4.8 million for the six months ended June 30, 2000. Services relating to the Universal Application development licenses only include post contract customer support services. Services for vertical application product licenses do not add significant functionality, features, or significantly alter the software. In addition, similar services are available from other vendors; there are no milestones or customer specific acceptance criteria which affect the realizability of the software license fee; and the software license fee is non-cancelable and non-refundable.

     For software arrangements that include a service element that is considered essential to the functionality of the software, the Company recognizes license fees related to the application, and the application development service fees, over time as the Company performs the services, using the percentage-of-completion method of accounting and following the guidance in Statement of Position ("SOP") 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company makes adjustments, if necessary, to the estimates used in the percentage-of-completion method of accounting as work progresses under the contract and as the Company gains experience. For presentation purposes within the Condensed Consolidated Statement of Operations, fixed-price project revenues are split between license and service based upon the relative fair value of the components.

     For certain projects, the Company limits revenue recognition in the period to the amount of direct and indirect project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. At June 30, 2001, the Company is applying this "zero profit" methodology to all fixed-price projects. The total project values for ongoing projects at June 30, 2001 accounted for using the "zero profit" methodology is approximately $31.4 million. Revenue recognized from projects on this "zero profit" methodology during the three months ended June 30, 2001 was $16.5 million as compared to $(2.5) million during the three months ended June 30, 2000, while revenue recognized from these projects during the six months ended June 30, 2001 was $20.9 million as compared to $631,000 during the six months ended June 30, 2000. Revenue recognized during the three months ended June 30, 2001 on the "zero profit" methodology for ongoing projects was $2.6 million with equal amounts of cost; while revenue recognized on completed projects during the same period was $13.9 million including profits recognized upon completion of the related project or termination of remaining project obligations, with $702,000 of corresponding costs.

     For time-and-material contracts, the Company generally estimates a profit range and recognizes the related revenue using the lowest level of profit in the estimated range. Billings in excess of revenue recognized under time-and-material contracts are deferred and recognized upon completion of the time-and-material contract or when the results can be estimated more precisely.

     The Company recognizes support revenue from contracts for ongoing technical support and product updates ratably over the support period. The Company recognizes training revenue as it performs the services.

     The Company records billings and cash received in excess of revenue earned as deferred revenue. The Company's deferred revenue balance at June 30, 2001 was $17.9 million. The Company's deferred revenue balance generally results from contractual commitments made by customers to pay amounts to the Company in advance of revenues earned, and from application of the "zero profit" margin methodology described above. The Company's unbilled accounts receivable represents revenue that the Company has earned but which the Company has not yet billed. The Company bills customers as payments become due under the terms of the customer's contract. The Company considers current information and events regarding its customers and their contracts and establishes allowances for doubtful accounts when it is probable that the Company will be unable to collect amounts due under the terms of existing contracts.


3.   Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          ---------------------------  ---------------------------
                                                               2001         2000             2001         2000
                                                          ------------- -------------  --------------  -----------
Numerator:
   Numerator for basic earnings (loss) per share - net
    income (loss) available to common stockholders......  $       1,657   $   (6,479)   $      (3,541)  $   (4,342)
                                                          =============   ==========    =============   ==========
   Assumed dilution related to subsidiaries'
    earnings applicable to minority stockholders........             --          (23)              --          (66)
                                                          -------------   ----------    -------------   ----------

 Numerator for diluted earnings (loss) per share........  $       1,657   $   (6,502)   $      (3,541)  $   (4,408)
                                                          =============   ==========    =============   ==========

Denominator:
    Denominator for basic earnings (loss) per share -
     weighted average shares............................         35,511       34,392           35,459       34,215
                                                          =============   ==========    =============   ==========

    Employee stock options..............................          1,597           --               --           --
                                                          -------------   ----------    -------------   ----------
    Denominator for diluted earnings (loss) per share...         37,108       34,392           35,459       34,215
                                                          =============   ==========    =============   ==========

Earnings (loss) per common share:
    Basic earnings (loss) per common share..............  $        0.05   $    (0.19)   $       (0.10)  $    (0.13)
                                                          =============   ==========    =============   ==========
    Diluted earnings (loss) per common share............  $        0.04   $    (0.19)   $       (0.10)  $    (0.13)
                                                          =============   ==========    =============   ==========

     Employee stock options of 12,379,512 and 13,899,862 outstanding during the three and six months ended June 30, 2001, respectively, that have a weighted average exercise price of $11.89 and $10.63 per share, respectively, and that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods. Employee stock options of 7,808,000 and 7,286,000 outstanding during the three and six months ended June 30, 2000, respectively and that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods.

     Warrants to purchase 1,181,600 shares of common stock in a wholly-owned subsidiary outstanding during the three and six months ended June 30, 2001 and 2000 that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

5.   Restricted Cash

     Restricted cash relates to $3.5 million to collateralize letters of credit that secure the Company's office facilities in Chicago and San Francisco; $2.9 million held in an escrow account as part of the Company's agreement with Linedata Services related to the sale of The LongView Group, Inc.; $2.1 million held in an escrow account to secure a lease on office space in South Jordan, Utah; and $380,000 held in the Company's cash accounts to secure letters of credit used to secure leases on office space in Atlanta, Georgia and Dallas, Texas.

6.   Comprehensive Income (Loss)

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000, ignoring the insignificant impact of taxes on foreign currency translation, were as follows (in thousands):

                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                          ---------------------------   -------------------------
                                                               2001          2000           2001         2000
                                                          -------------  ------------   ------------   ----------
Net income (loss) ..................................       $     1,657   $    (6,479)   $   (3,541)    $ (4,342)

Foreign currency translation .......................                (3)         (176)          189         (276)
                                                           -----------   -----------    ----------     --------

Comprehensive income (loss) ........................       $     1,654   $    (6,655)   $   (3,352)    $ (4,618)
                                                           ===========   ===========    ==========     ========

7.   Income Taxes

     The provision for income taxes for the three months ended June 30, 2001 relates primarily to foreign taxes. The provision for income taxes for the six months ended June 30, 2001 includes income taxes on the gain from the sale of The LongView Group, Inc., foreign taxes, and an adjustment to record a valuation allowance against all net deferred tax assets. No deferred tax benefit was recorded during the three or six months ended June 30, 2001 for the Company's net operating loss carryovers.

     The valuation allowance recorded during the six months ended June 30, 2001 was recorded in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the Company's net deferred tax assets will not be realized.

8.   Commitments

     The Company has commitments under long-term operating leases, principally for office space and computer equipment. Future minimum lease payments under non-cancelable operating lease obligations, in excess of one year, at June 30, 2001 are as follows (in thousands):

           Year                                                    Amount
           ----                                                 ---------
           Q3-Q4, 2001                                          $    3,627
           2002                                                      9,187
           2003                                                      7,861
           2004                                                      7,608
           2005                                                      7,894
           Thereafter                                               26,960
                                                                ----------
           Total minimum lease commitments                      $   63,137
                                                                =========

     During the three and six months ended June 30, 2001, the Company subleased a portion of its office space in San Francisco for sublease amounts in excess of the Company's contractual lease commitment. During the three months ended June 30, 2001, the Company received sublease payments of $582,000 of which $512,000 was recorded as an offset to operating expenses, and $70,000 was recorded as other income in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2001. During the six months ended June 30, 2001, the Company received sublease payments of $1.7 million of which $1.1 million was recorded as an offset to operating expenses, and $413,000 was recorded as a prepayment for future periods. The remaining $154,000 was recorded as other income in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2001.

     During the year ended December 31, 2000 and the six months ended June 30, 2001, the Company received prepayments on certain sublease agreements, which the Company recorded as other current liabilities and other long-term liabilities. At June 30, 2001, the balance of these prepayments was $2.1 million in current liabilities and $466,000 in long-term liabilities.

     The table of future minimum lease payments above has not been reduced by future minimum rentals due under subleases of $604,000 for the remainder of 2001 and $493,000 for 2002.

     In May of 2000, the Company signed a 10-year lease for approximately 170,000 square feet of office space in South Jordan, Utah. This lease is part of a development project. The lease, without any modification to the development project, commences upon completion of construction and the Company's subsequent occupancy of the office space, which is estimated to occur in late 2001 or early 2002. It is expected that this lease will be an operating lease. In December of 2000, the Company negotiated an agreement with the developer of the project to reduce its commitments under this lease obligation by 65,431 square feet. During the six months ended June 30, 2001, the Company began pursuing options to reduce this commitment further, including the possible sublease of a significant portion of this space. As of the date of these financial statements, the Company continues to negotiate a reduction to this commitment. The future minimum lease payments under the modified lease are included in the table above.

     The Company currently leases approximately 22,000 square feet in Chicago, Illinois. As part of this lease agreement, the Company is obligated to expand its leased space in this facility by approximately 44,000 square feet beginning October 1, 2001. The minimum lease payments associated with this obligation are included in the table above. As of the date of these financial statements, the Company is in the process of renegotiating this requirement.

     In March 2001, the Company announced plans to close its offices in Atlanta, Georgia; Irving, Texas; Foster City, California; and Raleigh, North Carolina. See Note 10 for additional information. The table of future minimum lease payments above includes payments of approximately $8.6 million for facilities closed as part of the Company's restructuring activities in the fourth quarter of 2000, and the first and second quarters of 2001.

     The Company did not incur any additional capital lease obligations during the six months ended June 30, 2001.

9.   Legal Proceedings and Contingencies

Recently Resolved Customer Disputes

     During the six months ended June 30, 2001, the Company has settled five of its customer disputes.

     Westfield

     On September 17, 1999, Ohio Farmers Insurance Company doing business as Westfield Companies ("Westfield"), filed a complaint in the United States District Court for the District of Ohio seeking $5.8 million from the Company. The complaint alleged that the Company failed to deliver on contractual commitments under a license agreement with Westfield and included specific claims of anticipatory breach of contract, breach of express warranty, and negligent misrepresentation. The $5.8 million sought from the Company by Westfield was paid to the Company by Westfield in the first half of 1999 and was recognized as revenue by the Company during that period. On November 4, 1999, the Company filed an Answer and Counterclaim denying these allegations and seeking recovery of $3.9 million that Westfield owed the Company under the license agreement together with claims for additional damages. Effective April 26, 2001, the parties entered into a Settlement Agreement and Mutual Release in which the parties agreed to settle and resolve all claims between the two companies in consideration for each dismissing all claims against the other and in further consideration of a compromised and confidential payment from the Company's errors and omissions carrier to Westfield in excess of the self-insured retention of $25,000 already paid by the Company to cover legal defense costs. The complaint and counterclaim have been dismissed and all claims have been released.

     Nielsen

     On June 14, 2000, Nielsen Media Research, Inc. ("Nielsen"), filed a complaint in the Circuit Court of Cook County, Illinois seeking $4.5 million, plus out of pocket expenses paid by Nielsen to the Company. The complaint alleged that the Company failed to deliver on contractual commitments under a license and services agreement with Nielsen and included specific claims of breach of contract and violation of the Illinois Consumer Fraud and Deceptive Practices Act. On August 30, 2000, the Company filed an Answer and Counterclaim denying Nielsen's claims and seeking recovery of at least $1.7 million that Nielsen owed the Company under the license agreement, plus the Company's attorney fees and costs. Effective May 30, 2001, the parties entered into a Settlement Agreement and Mutual Release in which the parties agreed to settle and resolve all claims between the two companies in consideration for each dismissing all claims against the other and in further consideration of a compromised and confidential payment from the Company's errors and omissions carrier to Nielsen in excess of the Company's self-insured retention of $100,000 already paid by the Company to cover legal defense costs. The complaint and counterclaim have been dismissed and all claims have been released.

     Trumbull

     On August 18, 2000, Trumbull Services, L.L.C. ("Trumbull"), filed a demand for arbitration with the American Arbitration Association seeking a refund of at least $2.8 million paid by Trumbull to the Company. The demand alleged that the Company failed to deliver on contractual commitments under the Master Software License and Service Agreement, (the "Trumbull Agreement"), as amended. Trumbull claimed it was entitled to a refund of fees paid to the Company from the second quarter of 1999 through the second quarter of 2000. On September 13, 2000, the Company filed an Answer and Counterclaim denying Trumbull's allegations and seeking recovery of approximately $2.0 million in fees that Trumbull owed the Company under the Trumbull Agreement. On May 10, 2001, TenFold and Trumbull entered into a Settlement Agreement and Mutual Release in which the parties agreed to settle and resolve all claims between the two companies in consideration for each dismissing all claims against the other and in further consideration of a compromised and confidential payment from the Company's errors and omissions carrier to Trumbull in excess of the self-insured retention of $100,000. The arbitration proceeding has been cancelled and all claims have been released.

     Unitrin

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

     Other

     On April 4, 2001, the Company received a letter from another customer alleging that the Company had materially breached its contract with that customer. On May 2, 2001, the Company entered a Termination and Settlement Agreement with this customer under which the customer agreed to pay the Company a compromised and confidential settlement amount for services the Company has provided to this customer. As a result of the Termination and Settlement Agreement, the Company recognized $2.2 million in revenues from this customer during the three months ended June 30, 2001 and recognized no revenue from this customer for the same period in 2000. The Company recognized $2.9 million in revenues from this customer during the six months ended June 30, 2001 and recognized no revenue from this customer for the same period in 2000. The $2.2 million revenue recognized during the three months ended June 30, 2001, represented existing deferred profits on the contract.

Unresolved Customer Disputes

     Although the Company has settled five of its customer disputes, the Company has four unresolved customer disputes.

     Utica

     On November 9, 2000, Utica Mutual Insurance Company ("Utica"), notified the Company of its intent to terminate the Software License and Services Agreement ("Utica Agreement") dated November 2, 1998. On December 15, 2000, Utica sent a letter to the Company proposing that the parties rescind the contract, that the Company refund all payments made by Utica, and that the Company compensate Utica for the expenses Utica allegedly incurred in fulfilling its contractual duties. On December 20, 2000, Utica provided the Company with statutorily required notice of alleged violations of Utah's Truth in Advertising statute. On January 3, 2001, Utica filed a complaint against the Company in the Federal District Court of Utah. In its complaint, Utica asserts claims for breach of contract, breach of warranties and guarantees, false advertising under a Utah statute, negligent misrepresentation, and fraud. Utica seeks monetary damages of approximately $15.5 million in fees and expenses under the contract, plus any additional amount recoverable under the contractual guarantee, as well as punitive damages, prejudgment interest, attorneys' fees, and costs. Utica also seeks an injunction against alleged false advertising by TenFold under a Utah truth-in-advertising statute. On January 23, 2001, the Company filed an Answer denying Utica's claims. On February 27, 2001, Utica filed a motion for partial summary judgment on its breach of contract claim seeking an order of rescission. On March 29, 2001, the Company filed its opposition to Utica's motion for partial summary judgement. On May 1, 2001, the court heard argument and denied Utica's motion for partial summary judgment, finding no basis for rescission of the contract. However, the court also made a finding that the Company had failed to deliver the software application within the time allowed under the amended contract. A hearing was held on June 15, 2001 to discuss the form of the Order to be used by the court to reflect the denial of Utica's motion, while preserving the finding of breach for non-delivery. The court has the matter under advisement.

     Discovery is ongoing and the Company's outside legal counsel continues to investigate the relevant legal and factual issues. As of June 30, 2001, of the fees paid by Utica, $1.7 million has not been recognized as revenue and is included in accrued liabilities together with an accrued loss amount of $582,000 which the Company established during the quarters ended June 30, 2000 and September 30, 2000 in the normal course of performing its percentage-of-completion calculations.

     The total revenues recognized by the Company from the Utica Agreement from November 2, 1998 through June 30, 2001, were $7.6 million. Of this amount, $3.9 million is not subject to the terms of the limited guarantee. The Company recognized no revenue from the Utica Agreement for the three months ended June 30, 2001, and recognized negative $2.7 million during the same period of 2000. The Company recognized no revenue from the Utica Agreement for the six months ended June 30, 2001, and recognized negative $1.6 million during the same period of 2000.

     Although this matter is still in the early stages of litigation, it is probable, based on the court's factual finding of breach, that the Company will suffer a loss on Utica's claims that the Company failed to deliver the software application within the time allowed under the contract. The Company believes that the Company's errors and omissions insurance covers damages that may arise out of Utica's claims that the Company failed to deliver the software application within the time allowed under the contract, as well as covering the costs of legal defense, subject to the policies' total limit, and the insurance carrier's standard reservation of rights. The Company's insurance carrier has authorized a settlement offer that has been communicated to Utica. If necessary, the Company will vigorously assert its rights under the Utica Agreement and defend against Utica's claims. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     SCEM

     On November 2, 2000, the Company received notice of intent to terminate the Master Software Licenses and Service Agreement (the "SCEM Agreement") between the Company and Southern Company Energy Marketing L.P. ("SCEM") due to an alleged material nonperformance by the Company. SCEM filed a demand for arbitration with the American Arbitration Association on November 22, 2000 seeking damages for delays in delivering a suite of software applications. The Company responded in a timely manner to the demand denying that the Company breached the contract and filed detailed Counterclaims including a breach of contract claim against SCEM for improper and ineffective termination of the contract and nonpayment. An arbitration hearing was conducted in Dallas, Texas during the week of June 18, 2001. SCEM sought damages from the Company of approximately $10.5 million, while the Company sought recovery of approximately $6.8 million from SCEM. The arbitrator has until August 23, 2001 to rule on the parties' claims. Total revenue recognized by the Company during the second quarter of 1999 through the first quarter of 2001 was $11.5 million. For the three months ended June 30, 2001, the Company recognized no revenue from SCEM and recognized $1.6 million from SCEM during the same period in 2000. The Company recognized no revenue from the SCEM Agreement for the six months ended June 30, 2001, and recognized $4.5 million during the same period of 2000.

     It is not possible to predict the outcome of the arbitration proceeding at this juncture. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     Crawford

     On December 14, 2000, Crawford & Company ("Crawford") sent a letter to the Company purporting to give notice of breach under the terms of the Master Software License and Services Agreement between the Company and Crawford (the "Crawford Agreement"). Crawford's letter also purports to give notice of Crawford's election to terminate the Crawford Agreement. Crawford's letter asserts that the Company failed to deliver the NIMBUS software application within the agreed schedule for doing so. Although Crawford has not filed a formal complaint or made a formal demand for arbitration, Crawford is demanding refund of all fees paid by Crawford under the Crawford Agreement, plus a performance penalty of $2.0 million. The Crawford Agreement provides that, in the event of a dispute, the parties must follow a dispute resolution procedure consisting initially of a three-tiered negotiation process by which settlement negotiations are elevated to increasingly higher levels of management for 90 days before either party makes a demand for arbitration. The parties met on January 25, 2001 in the second tier of settlement negotiations. The parties were unable to reach agreement and exchanged correspondence confirming the topics discussed at the meeting. The Company is waiting for Crawford to initiate the third tier of negotiations. The Crawford Agreement further provides that if resolution is not achieved within the 90-day period, the dispute shall be determined by binding arbitration upon the initiation of either party. Neither party has demanded arbitration. For the three months ended June 30, 2001, the Company recognized no revenue from Crawford and recognized $1.1 million in revenues from Crawford during the same period in 2000. The Company recognized no revenue from the Crawford Agreement for the six months ended June 30, 2001, and recognized $2.1 million during the same period of 2000.

     The Company does not believe that the Company materially breached the Crawford Agreement. Should Crawford persist in its attempt to terminate the Crawford Agreement, the Company will vigorously assert its rights under the Crawford Agreement and defend against Crawford's claims, including recovery of the amounts that Crawford owes the Company and the remaining amounts due under the Crawford Agreement totaling at least $1.8 million. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     SkyTel

     In March 2001, SkyTel Communications, Inc. ("SkyTel") orally informed the Company of its intent to terminate the Master Software License and Services Agreement between SkyTel and the Company (the "SkyTel Agreement"). On May 15, 2001, SkyTel sent the Company a letter purporting to terminate the SkyTel Agreement based on the Company's alleged material breach of the SkyTel Agreement. SkyTel's letter also demands a refund of approximately $11 million paid by SkyTel under the SkyTel Agreement. The matter is in its preliminary stages, and based on the information currently available, the Company will vigorously assert its rights under the agreement and defend against the customer's claims, including payment of the amounts that the customer owes the Company and the remaining amounts due under the agreement totaling at least $
6.2 million. While the Company believe that this potential dispute will be covered by one of the Company's prior errors and omissions and umbrella liability policies, if the alleged error or omission did occur, the Company would need to show that it occurred during the coverage period of the prior policy. The total contract value of this potentially material customer dispute is approximately $17.6 million, of which $11.4 million has been received by the Company to date. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     As a result of the legal proceedings and contingencies noted above, the Company have provided an allowance for doubtful accounts of $1.7 million related to billed accounts receivable and $1.8 million related to unbilled accounts receivable at June 30, 2001.

     The Company maintained errors and omissions and umbrella liability insurance coverage to protect itself in the event of claims for damages related to the performance of or failure to perform computer-related services that occurred after March 1, 1998 but prior to March 1, 2001. The Company believes that this insurance covers the types of alleged damages (but not unpaid or unbilled accounts receivable) that may be claimed in the legal cases and customer disputes noted above, as well as covering the costs of legal defense, subject to the policies' total limit, and the insurance carrier's stated reservation of rights regarding conditions or findings that might exclude coverage for a particular matter. The Company has reserved against certain of the billed and unbilled accounts receivable related to these disputed amounts for which a loss is considered probable. An unfavorable outcome or claim not covered by an insurance policy on one or more of these matters may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

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

     On October 30, 2000, the Company's motion to consolidate the six complaints into one class action complaint was granted. On March 7, 2001, the court appointed lead plaintiffs and lead class counsel. On May 1, 2001, the plaintiffs filed an amended consolidated complaint that repeats their earlier allegations while adding additional details regarding the projects on which revenue was allegedly improperly recognized. The Company filed a motion to dismiss the amended complaint on June 19, 2001.

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

SEC Inquiry

     On May 26, 2000, the United States Securities and Exchange Commission ("SEC") issued a Formal Order Directing Private Investigation. The Order contains no specific factual allegations. The Company understands, however, that the SEC is conducting a non-public fact-finding inquiry into the Company's revenue recognition decisions on approximately 15 contracts. The Company has received several document subpoenas from the SEC and the Company has complied or is in the process of complying with them. The Company has learned that the SEC has issued subpoenas to the Company's independent auditors and to several of the Company's current and former customers. In February 2001, the SEC took testimony from the Company's former Chief Financial Officer. In March 2001, the SEC took testimony from the Company's Senior Vice President of Applications Products and the Company's former Senior Vice President, Sales and Marketing who was also the President of TenFold Insurance, Inc.

     The inquiry is in its preliminary stages and the Company has retained outside legal counsel to represent the Company concerning the investigation. The SEC has a number of statutory remedies that it may use in both fraud and non-fraud (books and records) enforcement proceedings. These remedies include various forms of injunctive relief, monetary penalties, and orders barring individuals from future employment in public companies. It is too early in the inquiry to say which of these remedies, if any, the SEC might seek against the Company and the its officers. Management and outside legal counsel believe that the Company has meritorious defenses to any allegations the SEC may make and intend to continue to cooperate fully with the SEC. However, because the inquiry is in its preliminary stages, the Company's outside legal counsel is not able to provide an opinion on the probable outcome of the inquiry. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

10.  Special Charges

     Special charges for the six months ended June 30, 2001 include $3.7 million in asset impairment charges, and $3.9 million in restructuring charges.

     Asset Impairment Charge. During the six months ended June 30, 2001, the Company restructured operations to reduce operating expenses. As part of the restructuring, the Company closed facilities in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina, Park Ridge, New Jersey; and Salt Lake City, Utah. The Company had $1.9 million of leasehold improvements, furniture and fixtures, and other assets in these offices that it determined had no future value to the Company and are no longer in active use. In addition the Company determined that $1.3 million of computer equipment was also similarly impaired as a result of these restructuring activities. The Company also determined that it would not be able to sell its Marin County land and building for the amount it had previously expected, and as a result the Company recorded a further asset impairment charge of $481,000 on this asset. Accordingly, the Company recorded asset impairment charges of $588,000 and $3.7 million for the three and six months ended June 30, 2001, respectively.

     Second Quarter 2001 Restructuring Charge. During the three months ended June 30, 2001, the Company incurred a restructuring charge of $1.2 million as part of its continuing efforts to reduce operating expenses. As part of this restructuring, the Company decided to vacate a portion of its Salt Lake City, Utah facilities, terminate its office lease expansion requirement in Chicago, Illinois, vacate its office in Park Ridge, New Jersey, and reduce its workforce by 70 individuals. The restructuring charge was comprised of $300,000 for headcount reductions, and $900,000 for facilities related costs. As of June 30, 2001 $233,000 had been paid out on this restructuring accrual.

     The Company determined its restructuring charge in accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") and Staff Accounting Bulletin No. 100 ("SAB 100"). EITF 94-3 and SAB 100 require that the Company commit to an exit plan before it accrues employee termination costs and exit costs. Before June 30, 2001, the Company's senior management prepared a detailed exit plan that included the termination of 70 employees and the termination of certain facilities leases. The Company is pursuing sublease or termination settlement arrangements for these facilities.

     In connection with the restructuring actions, the Company terminated the employment of 70 employees, consisting primarily of administrative employees and applications development employees in various locations. All employees associated with these restructuring actions were notified as of June 14, 2001.

     The Company expects to generate annualized savings of approximately $7.9 million ($0.22 per share) as a result of this restructuring in the following areas: $4.0 million in reduced cost of revenues, $900,000 in reduced sales and marketing expenses, $1.2 million in reduced research and development expenses, and $1.8 in reduced general and administrative expenses.

     The second quarter restructuring reserves are included in accrued liabilities at June 30, 2001. Detail of the restructuring charges as of and for the three months ended June 30, 2001 are summarized below:

  Second Quarter 2001 Restructuring                          Original                                         Balance at
               Actions:                                       Charge        Reversals        Utilized        June 30, 2001
---------------------------------------                    -----------     -------------    -----------    -----------------
Employee related                                           $       340       $        --    $       208       $          132
Facilities related                                                 905                --             25                  880
                                                           -----------     -------------    -----------     ----------------
                                                           $     1,245       $        --    $       233       $        1,012
                                                           ===========     =============    ===========     ================

                                                             Original                                         Balance at
Balance Sheet Components:                                     Charge        Reversals        Utilized        June 30, 2001
---------------------------------------                    ------------    -------------    -----------    -----------------
Accrued liabilities                                        $     1,245       $        --    $       233       $        1,012
                                                           ------------    -------------    -----------    -----------------
                                                           $     1,245       $        --    $       233       $        1,012
                                                           ============    =============    ===========    =================



     First Quarter 2001 Restructuring Charge. During the three months ended March 31, 2001, the Company incurred a restructuring charge of $2.7 million as part of its continuing efforts to reduce operating expenses. As part of this restructuring, the Company closed offices in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina, and reduced its workforce by 38 individuals. The restructuring charge was comprised of $226,000 for headcount reductions, and $2.5 million for facilities related costs. As of June 30, 2001 $978,000 had been paid out on this restructuring accrual.

     The Company determined its restructuring charge in accordance with EITF 94-3 and SAB 100. EITF 94-3 and SAB 100 require that the Company commit to an exit plan before it accrues employee termination costs and exit costs. On March 15, 2001, the Company's senior management prepared a detailed exit plan that included the termination of 38 employees and closure of certain facilities.

     In connection with the restructuring actions, the Company terminated the employment of 38 employees, consisting primarily of applications development employees, technical and other support employees, and administrative employees in all of its locations. All employees associated with these restructuring actions were notified as of March 31, 2001. At March 31, 2001 the

Company had exited facilities in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina. As of the date of these financial statements, the Company has terminated the Atlanta, Georgia lease, and is pursuing sublease arrangements for the other facilities.

     The Company expects to generate annualized savings of approximately $9 million ($0.26 per share) as a result of this restructuring in the following areas: $5 million in reduced cost of revenues, $200,000 in reduced sales and marketing expenses, $3 million in reduced research and development expenses, and $500,000 in reduced general and administrative expenses.

     The first quarter restructuring reserves are included in accrued liabilities at June 30, 2001. Detail of the restructuring charges as of and for the six months ended June 30, 2001 are summarized below:

   First Quarter 2001 Restructuring                        Original                                          Balance at
               Actions:                                     Charge         Reversals       Utilized         June 30, 2001
---------------------------------------                   -----------    -------------    -----------    -------------------
Employee related                                          $       226    $          --    $       223    $                 3
Facilities related                                              2,465               --            755                  1,710
                                                          -----------    -------------    -----------    -------------------
                                                          $     2,691    $          --    $       978    $             1,713
                                                          ===========    =============    ===========    ===================

                                                            Original                                         Balance at
Balance Sheet Components:                                    Charge         Reversals      Utilized         June 30, 2001
---------------------------------------                   -----------    -------------    -----------    -------------------
Accrued liabilities                                       $     2,675    $          --    $       962    $             1,713
Accounts payable                                                   16               --             16                     --
                                                          -----------    -------------    -----------    -------------------
                                                          $     2,691    $          --    $       978    $             1,713
                                                          ===========    =============    ===========    ===================

     Fourth Quarter 2000 Restructuring Charge. During the three months ended December 31, 2000, the Company incurred a restructuring charge of $1.9 million as part of a plan to improve operating results by reducing headcount, by closing duplicative Company facilities in Chicago, Illinois; Dallas, Texas; Salt Lake City, Utah; and San Francisco, California, and by implementing other measures. This charge is part of a plan to streamline the Company's efforts to focus on a return to profitability. The restructuring charge was comprised of $1.1 million for headcount reductions, and $861,000 for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments. As of June 30, 2001 approximately $1.8 million had been paid out on the restructuring charge.

     The Company determined its restructuring charge in accordance with EITF 94-3 SAB 100. EITF 94-3 and SAB 100 require that the Company commit to an exit plan before it accrues employee termination costs and exit costs. On November 14, 2000, the Company's senior management prepared a detailed exit plan that included the termination of 159 employees and closure of certain facilities.

     In connection with the restructuring actions, the Company terminated the employment of 159 employees, consisting primarily of applications development employees, technical and other support employees, and administrative employees in all of its locations. In addition, the Company did not replace approximately 40 employees who resigned voluntarily during October and November 2000. At December 31, 2000, the Company had terminated all employees associated with these restructuring actions. As of June 30, 2001, the Company exited a portion of its facility in Salt Lake City, Utah; exited duplicative offices in Chicago, Illinois and Dallas, Texas; and terminated a duplicative office lease in San Francisco, California. The Company has entered into sublease arrangements for its Dallas, Texas and Chicago, Illinois office space.

     The Company expects to generate annualized savings of approximately $40 million ($1.11 per share) from this restructuring, in the following areas: $30 million in reduced cost of revenues, $3 million in reduced sales and marketing expenses, $4 million in reduced research and development expenses, and $3 million in reduced general and administrative expenses.

     Restructuring reserves are included in accrued liabilities at June 30, 2001.

    Fourth Quarter 2000                                      Balance at                                              Balance at
   Restructuring Actions:                                December 31, 2000        Reversals        Utilized         June 30, 2001
-----------------------------                           ---------------------    -------------    -----------    -------------------
Employee related                                        $                 141    $          --    $       141    $                --
Facilities related                                                        321               --            170                    151
                                                        ---------------------    -------------    -----------    -------------------
                                                        $                 462    $          --    $       311    $               151
                                                        =====================    =============    ===========    ===================
Balance Sheet                                                Balance at                                              Balance at
Components:                                              December 31, 2000        Reversals        Utilized         June 30, 2001
-----------------------------                           ---------------------    -------------    -----------    -------------------
Accrued liabilities                                     $                 321    $          --    $       170    $               151
Accounts payable                                                          141               --            141                     --
                                                        ---------------------    -------------    -----------    -------------------
                                                        $                 462    $          --    $       311    $               151
                                                        =====================    =============    ===========    ===================

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

     In the fourth quarter of 1999, the Company implemented a vertical business strategy. This vertical business strategy involved segmenting the Company's business along industry lines, through the creation of separate subsidiaries, and having these subsidiaries evolve into separate operating companies. During the year ended December 31, 2000, the CEO reviewed financial information presented on a consolidated basis accompanied by disaggregated information about revenues by Vertical Business Group for purposes of making operating decisions and assessing financial performance. Beginning in 2001, the Company's CEO reviews the Company's financial information on a consolidated basis only. The consolidated financial information reviewed by the CEO for the three and six months ended June 30, 2001 are identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company operates in a single operating segment, which is applications products and services.

     Revenues from operations outside of North America were approximately 32 percent of total revenues for the three months ended June 30, 2001 as compared to 12 percent of total revenues for the same period in 2000 while revenues from operations outside of North America were approximately 29 percent of total revenues for the six months ended June 30, 2001 as compared to 11 percent during the same period in 2000. The Company's long-lived assets continue to be deployed predominantly in the United States.

     Three customers accounted for 41 percent, 21 percent, and 10 percent of the Company's total revenues for the three months ended June 30, 2001, as compared to three customers accounting for 15 percent, 12 percent, and 12 percent of the Company's total revenues for the same period in 2000. No other single customer accounted for more than 10 percent of the Company's total revenues for the three months ended June 30, 2001 or the same period in 2000. Three customers accounted for 30 percent, 18 percent, and 10 percent of the Company's total revenue during the six months ended June 30, 2001 as compared to three customers accounting for 19 percent, 11 percent, and 10 percent of the Company's revenues for the same period in 2000. No other single customer accounted for more than 10 percent of the Company's total revenues for the six months ended June 30, 2001 or the same period in 2000.

12. Acquisition and Disposition

    On September 30, 1999, the Company entered into a Stock Purchase Agreement ("Agreement") with Barclays California Corporation ("BarCal") whereby the Company purchased the entire equity interest of BarCal in its wholly owned subsidiary, The LongView Group, Inc. ("LongView"). On October 7, 1999, the acquisition was closed. On March 15, 2001, the Company sold LongView for $29.0 million to Linedata Services. Accordingly, the operations of LongView have been included in the accompanying consolidated statements of operations for the Company since the acquisition through March 15, 2001. The Condensed Consolidated Statement of Operations for the six months ended June 30, 2001 includes revenues of approximately $3.4 million and net income of approximately $370,000 related to the operations of LongView. The acquisition was accounted for using the purchase method of accounting.

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

    Pursuant to the Agreement, Argenesis sold to Linedata all of the issued and outstanding capital stock (and any other equity interests) of LongView for $29.0 million in cash proceeds and recognized a gain of approximately $13.8 million. In connection with this Agreement, the Company deposited $2.9 million in an interest bearing escrow account to be used for settlement of indemnified claims that may arise over the eighteen months following sale, and which is included in restricted cash on the Condensed Consolidated Balance Sheet at June 30, 2001. The Company also incurred a state income tax liability of approximately $1.5 million on the sale.

    The gain recognized on the sale of LongView is summarized as follows (in thousands):


                                                                  Amount
                                                              --------------
       Total purchase price.....................                     $29,000
            Less costs associated with sale.....                        (885)
                                                              --------------
       Net proceeds from sale...................                      28,115
       Net book value of subsidiary.............
            Current assets......................  $ (1,455)
            Long-term assets....................   (21,441)
            Current liabilities.................     5,745
            Long-term liabilities...............     2,807
                                                  --------------------------
                                                                     (14,344)
                                                              --------------
       Gain on sale.............................                     $13,771
                                                              ==============


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

    One employee, who is no longer with the Company, exercised stock options for the purchase of 200,000 shares at a purchase price of $4.80 per share in the Company's insurance subsidiary during the three months ended March 31, 2000. No compensation expense has been provided for this option exercise as the exercise price was equivalent to the estimated fair market value of the insurance subsidiary stock at the date of grant. The insurance subsidiary provides large-scale e-business applications for leading customers in the insurance industry. In connection with this option exercise, the Company loaned the employee $960,000. During the three months ended December 31, 2000, the Company established an allowance against this note. As of June 30, 2001, the related minority interest has been reduced to zero due to net operating losses incurred subsequent to the exercise of the stock options. During the three months ended June 30, 2001, the employee resigned from the subsidiary and agreed to transfer the shares back to the Company; and the Company agreed to cancel the outstanding loan. As a result of this event, the Company again owns 100 percent of its insurance subsidiary.

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

    No grants of subsidiary stock options and no issuances of subsidiary stock occurred during the three and six months ended June 30, 2001.

14. Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's business, results of operations, financial position, or liquidity. The Company has no derivatives as of June 30, 2001.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125. This standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on the Company's business, results of operations, financial position, or liquidity.

     In July 2001, the FASB issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 on January 1, 2002. The Company does not expect the adoption of SFAS Nos. 141 and 142 will have a material effect on the Company's business, results of operations, financial position, or liquidity.

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

Business Overview

     TenFold is the provider of the Universal Application(TM) ("UA") technology platform, a software environment which simplifies the development, deployment into production and maintenance of mission-critical, enterprise applications. The UA enables teams of predominantly business users to design, build, test, deploy, and maintain complex, transaction-intensive, internet-ready applications faster and at significantly lower cost than other applications development technologies.

     The UA is a tightly integrated development and maintenance environment and a powerful, efficient, scalable run-time environment. This integrated development and maintenance environment includes: business rules definitions; automatic Structured Query Language (SQL) generation; automated user interface generation; Windows and Web-enablement; integrated product testing, report generation, and data analysis; portability across relational databases, operating systems and networks; and, code-less means for integrating UA applications with legacy and 3rd party applications.

     The UA platform has been in development over 8 years, exceeds 2.5 million lines of C and C++ code, and is protected by two issued patents and a third patent pending. With the UA, applications developers with little or no traditional programming skills can build and maintain an application by describing the application's desired data and functionality without needing to program in C, C++, Java, HTML, SQL or other programming languages.

     While there are many companies supplying application development tools, TenFold believes there is no other integrated applications development platform supplier with technology capable of addressing the scale and robustness required by the complex applications which have been built on the Universal Application.

     Several enterprise-scale, mission-critical applications are in production using the underlying UA technology at companies such as Abbey National Bank, Allstate, Ameritech, Barclays Global Investors, Vertex and others. Our customers are deriving previously difficult to realize business benefits from their applications through the ability to maintain business rules on-the-fly. A major insurance company, for example, estimates that it will be able to introduce new insurance rate structures (i.e., business rules) seven times faster than with other available technologies. Speed to application production and application maintainability - of both business rules and underlying hardware, operating system and databases - are the hallmarks of the UA.

     Business History

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

     During the year ended December 31, 2000, we experienced several difficult quarters. Our guaranteed fixed-price business model and difficulties in delivering some projects by the guaranteed date led to several customer disputes and prevented us from collecting final payments on several projects. We currently have unresolved disputes with four customers.

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

     Current Business Status

     We began to change our business in early 2001, breaking away from our legacy business model and coincident challenges of the past. During 2001, we have:

1.   Set a new strategic direction;
2.   Laid the groundwork for future success; and,
3. Resolved most of the issues that damaged TenFold in recent quarters (and established plans for resolving remaining issues).

     Set a New Strategic Direction
     -----------------------------

     During 2001, we evaluated strategic alternatives for exploiting the substantial value inherent in our technology, selected a new strategic direction, and changed our business model. We are beginning to realize the value of our vertical applications portfolio.

     Evaluated Strategic Alternatives - We evaluated three potential, alternative, strategic options for TenFold: technology platform company; vertical applications product company; or, systems integration services company. We have chosen, and we believe that we are solidly positioned, to transform TenFold into a technology platform company built on our UA technology platform.

     Changed Business Model - Beginning in the fourth quarter of 2000, we no longer offer the TenFold Guarantee, and we provide new applications development and implementation services on a time-and-materials basis, rather than on a fixed-price, fixed-time basis.

     Launched UA Sales - During the first quarter of 2001 we began to more actively promote the Universal Application to customers desiring to use it to build their own Universal Application-based applications. In the first half of 2001, one of our customers, a major insurance company, implemented in ten states an insurance application that it developed using the Universal Application.

     Realizing the Value of Our Vertical Applications Portfolio - Over the past twelve months, we have completed several best-of-breed applications products for the communications, energy, financial services, healthcare and insurance markets. We continue to build other vertical market applications products which we expect to complete over the next several quarters. During the second quarter of 2001, we formalized our vertical applications portfolio strategy. We expect to enter into value added reseller (VAR) agreements with application companies which will take ownership of the intellectual property, support, maintenance and marketing of specific vertical market applications products. TenFold expects to structure these agreements to include up-front and/or ongoing payment streams to TenFold. We believe this will accelerate broader market distribution at a significantly lower cost than TenFold could achieve through development of its own applications marketing and sales, and improve economies of scale in support, training and maintenance to the benefit of potential customers. We believe that because this will accelerate and broaden distribution of UA-based applications, it will also accelerate introduction of the UA.

     We are in active negotiations to divest two of our applications products. We are also in active discussions with another company to market and distribute another of our applications products.

     From time to time, we expect to continue to identify unmet vertical applications market needs, enter into time-and-materials build-for-hire arrangements, build applications using the UA and exploit the value of the applications products in the manner described above. We expect these projects to provide opportunities for us to showcase our technology, to maintain world-class UA-based applications development expertise, and to generate cash from service and license revenue and/or from the sale of vertical applications product assets.

     On March 15, 2001 we announced the sale of The LongView Group, Inc. to Linedata Services for $29.0 million. As part of our agreement with Linedata, we placed $2.9 million of the proceeds into an escrow account.

     Laid Groundwork for Future Success
     ----------------------------------

     During 2001, we strengthened our delivery capabilities, dramatically improved customer relationships and commenced UA sales initiatives.

     Strengthened Delivery Capabilities - During the first quarter of 2001, we centralized management of our delivery organization. We achieved positive delivery results during the first half of 2001 as we leveraged our experienced personnel for each of our customer projects, improved project management controls, and provided centralized oversight of all on-going projects. The improvements in our applications delivery process has led to a significant improvement in our ability to estimate project man-days remaining.

     During the fourth quarter of 2000, we implemented a securities lending application at two international locations of a large global institutional investment manager.

     During the first quarter of 2001, we completed some significant product delivery milestones including implementing TenFold Wealth Manager in production at a major mortgage lender, and passing a major scalability performance benchmark for a large customer relationship management outsourcing company that included demonstrating 2,400 concurrent end-user performance against a 3 terabyte database.

     In the second quarter of 2001, we achieved significant project delivery milestones for a large property and casualty insurance company, delivered a billing and settlement application to a major energy and transmission provider, and implemented customer management and product and order processing application modules for an international communications company.

     Dramatically Improved Customer Relationships - Strengthened delivery capabilities have enabled a recent, dramatic improvement in our customer relationships. Our existing customers have expended significant effort in assessing the status of TenFold's operations and financial condition, confirming the status of their projects and validating the business value proposition inherent in the underlying TenFold technology. Our customers' affirmation of their commitment to TenFold's technology and our ability to deliver their business applications has resulted in applications moving (or being scheduled to move) into production, formal acceptance of TenFold's completion of existing fixed-price contracts, expansion of license scope and entering into new time-and-materials based services contracts.

     A substantial portion of our projected 2001 revenue and cash flow is from existing customers. We have contracts with 17 customers, four of which have future payments contingent on final project delivery. Payments contingent on final delivery total $3.7 million and, assuming project deliveries are successful, we expect to receive these payments principally in the third and fourth quarters of 2001. We also expect to recognize as revenue in 2001, a significant portion of our June 30, 2001 deferred revenue balance of $17.9 million, as we complete these and other projects. We recognize the importance of successfully delivering applications to these four customers and have assigned our most experienced technology and delivery staff to these projects.

     Commenced Sales Initiatives - During the second quarter of 2001, we took two important actions to begin to rebuild momentum for new sales of our UA technology and related products and services. First, we made a commitment to securing an indirect sales and delivery channel for the UA technology. We are in active negotiations with information technology and consulting services and applications products organizations to enter into VAR relationships. We expect that VAR relationships will be a significant source of revenue growth for TenFold in 2002 and beyond. Second, we hired a seasoned and talented technology sales executive to lead our direct sales initiatives of the UA and our vertical applications products.

     Resolved Historical Issues
     --------------------------

     During 2001, we made significant strides towards resolving many of the negative issues created by our historical business model. Specific areas of accomplishment include consolidating operations, restructuring the business, resolving customer disputes and progressing in other legal matters.

     Consolidated Operations - In January 2001, we consolidated our vertical business operations into one corporate organization to reduce costs, provide better focus for employees and to solidify our core delivery and operational infrastructure.

     Restructured Business - From November 2000 to June 30, 2001, we have reduced our headcount from approximately 744 to 256, and reduced the number of principal operating offices from 13 to 4.

     We commenced a restructuring of our business in November 2000 through a reduction in force of 159 employees and the closure of redundant offices in San Francisco, California; Chicago, Illinois; and Dallas, Texas. A second restructuring in March 2001 further reduced the workforce by 58 employees, including 20 employees who resigned voluntarily, and we closed offices in Atlanta, Georgia; Irving, Texas; Foster City, California; and Raleigh, North Carolina. A third restructuring in June 2001 further reduced the workforce by 70 employees.

     We anticipate the impact of the three restructurings to generate annualized savings of $57 million. As a consequence of our November 2000 restructuring we reduced annualized operating costs by approximately $40 million. We expect the March 2001 restructuring to generate additional annualized savings of approximately $9 million. We expect the June 2001 restructuring to generate additional annualized savings of approximately $7.9 million.

     In addition to headcount reductions and office closures, we have taken other aggressive steps to lower operating costs. In March 2001, we issued a revised travel policy to significantly reduce travel expenses, which for the year ended December 31, 2000 were approximately 13% of operating costs. We performed a comprehensive review of our network costs and expect significant reductions by canceling services in closed offices and other actions. We are continuing to review expenses for company events, telecommunications, contractors, and all other expenses with the objective of minimizing operating expenses in 2001. See "Results of Operations - Special Charges" for additional information.

Resolving Customer Disputes - In the first half of 2001, we have favorably resolved five customer disputes, one in Q1 and four in Q2, as follows:

         Unitrin - On March 8, 2001, we entered a Confidential Settlement Agreement and Release with Unitrin Services Company, Inc. ("Unitrin") dismissing all of Unitrin's claims. Our errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sum above the $100,000 of self-insurance retention we already paid to cover legal defense costs.

         Trumbull - On May 10, 2001, we entered into a Settlement Agreement and Mutual Release with Trumbull Services LLC dismissing all claims each party had against the other. Our errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sum above the $100,000 of self-insurance retention we already paid to cover legal defense costs.

         Westfield - Effective April 26, 2001, we entered into a Settlement and Mutual Release with Ohio Farmers Insurance Company, doing business as Westfield Companies, dismissing all claims each party had against the other. Our errors and omissions insurance carrier paid a confidential settlement sum above the $25,000 of self-insurance retention already paid by us to cover legal defense costs.

         Nielsen - Effective May 30, 2001, we entered into a Confidential Settlement Agreement and Release with Nielsen Media Research, Inc. dismissing all claims each party had against the other. Our errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sum above the $100,000 of self-insurance retention we already paid to cover legal defense costs.

         Unnamed Customer - As we have previously disclosed, on April 4, 2001, we received a letter from a customer alleging that we had materially breached our contract with that customer. On May 2, 2001, we entered a Termination and Settlement Agreement with this customer under which the customer agreed to pay TenFold a compromised and confidential settlement amount for services we have provided to this customer.

         In none of these settlement agreements did any party admit liability. Our errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sum above the self-insurance retention we paid to cover legal defense costs. With the resolution of these five disputes, we now have four unresolved disputes with customers. See "Legal Proceedings" for additional information.

     Progressing on other Legal Matters - There are two other legal matters worthy of summary:

         Stockholder Matters - On or after August 12, 2000, six complaints were filed in the United States District Court of Utah alleging that we and certain of our officers violated certain federal securities laws. On October 30, 2000, our motion to consolidate the six complaints into one class action complaint was granted. On March 7, 2001, the court appointed lead plaintiffs and lead class counsel. On May 1, 2001, the plaintiffs filed an amended consolidated complaint. TenFold filed a motion to dismiss the amended complaint on June 19, 2001. Because the matter is in its preliminary stages, our outside legal counsel is not able to provide an opinion on the probable outcome of the claim and therefore, no provision for loss has been recorded in our Condensed Consolidated Financial Statements. See "Legal Proceedings" for additional information.

         SEC Inquiry - During the year ended December 31, 2000, the United States Securities and Exchange Commission commenced a non-public, fact-finding inquiry into TenFold. We have received several document subpoenas from the SEC and we have complied or are in the process of complying with them. Because this inquiry is still in the early stages, management is unsure of the scope or the likely outcome of this inquiry. See "Legal Proceedings" for additional information.

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

     We recognize license revenues from vertical application product sales and Universal Application development licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: we have signed a noncancellable license agreement with nonrefundable fees; we have shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the vertical application license or the Universal Application development licenses are sold separately or when a Universal Application development license is sold with an application development project. License fees recognized upon achieving these criteria, for the three months ended June 30, 2001 were $1.2 million as compared to $4.3 million for the three months ended June 30, 2000. License fees recognized upon achieving these criteria, for the six months ended June 30, 2001 were $1.2 million as compared to $4.8 million for the six months ended June 30, 2000. Services relating to the Universal Application development licenses only include post contract customer support services. Services for vertical application product licenses do not add significant functionality, features, or significantly alter the software. In addition, similar services are available from other vendors; there are no milestones or customer specific acceptance criteria which affect the realizability of the software license fee; and the software license fee is non-cancelable and non-refundable.

     The following table sets forth, for the periods indicated, the revenue recognized by type (in thousands):

                                                                                Three Months ended           Six Months
                                                                                     June 30,              ended June 30,
                                                                               ---------------------    ---------------------
                                                                                 2001         2000         2001       2000
                                                                               ---------------------    ---------------------
 Products:
   Universal Application development license revenue                            $     --    $     --     $     --    $     --
   Vertical application product license revenue                                    1,182       4,275        1,182       4,787
 Solutions:
   Percentage-of-completion license revenue                                        2,933       3,311        5,914       7,481
                                                                               ---------------------    ---------------------
                                    Total license revenues                      $  4,115    $  7,586     $  7,096    $ 12,268


 Percentage-of-completion service revenue                                         13,589      17,167       18,492      42,541
 Time-and-materials service revenue                                                2,641          --        4,927          --
 Maintenance revenue                                                                 865       1,094        1,714       1,943
 Training revenue                                                                    240         518          488       1,288
                                                                               ---------------------    ---------------------
                                   Total services revenues                      $ 17,335    $ 18,779     $ 25,621    $ 45,772
                                                                               ---------------------    ---------------------
                                              Total revenues                    $ 21,450    $ 26,365     $ 32,717    $ 58,040
                                                                               =====================    =====================

     For software arrangements that include a service element that is considered essential to the functionality of the software, we recognize license fees related to the application, and the application development service fees, over time as we perform the services, using the percentage-of-completion method of accounting and following the guidance in Statement of Position ("SOP") 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We determined our proposed fixed price for a project using a formal estimation process that takes into account the project's timetable, complexity, technical environment, risks, and other available alternatives. Members of our senior management team approve each proposal. We make adjustments, if necessary, to the estimates used in the percentage-of-completion method of accounting as work progresses under the contract and as we gain experience. For presentation purposes within the Condensed Consolidated Statement of Operations, fixed-price project revenues are split between license and service based upon the relative fair value of the components. In 2001, we intend to provide new application development and implementation services on a time-and-materials basis, rather than on a fixed-price basis. In addition, we have converted certain of, and expect to convert more of, our existing fixed-time, fixed-price application development and implementation contracts to a time-and-materials basis.

     For certain projects, we limit revenue recognition in the period to the amount of direct and indirect project costs incurred in the same period, and postpone recognition of profits until results can be estimated more precisely. Beginning with the three months ended June 30, 2000 we applied this "zero profit" methodology to two existing projects. We added two additional existing projects and one new project to the "zero profit" methodology during the three months ended September 30, 2000. At December 31, 2000, we applied this "zero profit" methodology to all fixed-price projects except those relating to our Revenue Manager and LongView applications. At June 30, 2001, we are applying this "zero profit" methodology to all fixed-price projects. The total project values for ongoing projects at June 30, 2001 that we accounted for using the "zero profit" methodology is approximately $31.4 million. Revenue recognized from projects on this "zero profit" methodology during the three months ended June 30, 2001 was $16.5 million as compared to $(2.5) million during the three months ended June 30, 2000, while revenue recognized from these projects during the six months ended June 30, 2001 was $20.9 million as compared to $631,000 during the six months ended June 30, 2000. Revenue recognized during the three months ended June 30, 2001 on the "zero profit" methodology for ongoing projects was $2.6 million with equal amounts of cost; while revenue recognized on completed projects during the same period was $13.9 million including profits recognized upon completion of the related project or termination of remaining project obligations, with $702,000 of corresponding costs.

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

     We completed and delivered, four days late, a project milestone for a customer. Under the terms of this legacy fixed-price guarantee contract, the customer could potentially allege breach and demand repayment of funds previously paid under the guarantee and refuse to pay remaining amounts under the contract. We continue toward completion of the project while the customer continues testing the application. We have six remaining interim milestones due throughout the next few months. Some of these interim milestones will be delayed and the customer could potentially allege breach and demand repayment of funds previously paid under the guarantee and refuse to pay remaining amounts under the contract. While the outcome is unknown, we have recognized no revenue from this contract during the three months ended June 30, 2001, and recognized $1.5 million during the same period of 2000. We recognized no revenue from this contract for the six months ended June 30, 2001, and recognized $2.6 million during the same period of 2000. Additionally, we recorded a loss accrual for the estimated remaining costs to complete the contract obligations under the fixed-price contract of $1.1 million at June 30, 2001. We have received approximately $2.8 million in payments from the customer that could potentially be covered by the guarantees.

     We have two other customers with guarantees in their fixed-price contracts. We believe that the application and required deliveries under the contracts will comply with the contractual terms of our customer agreements; however these guarantees represent a risk to us. Missing any of the deliveries for the three customers may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     For time-and-material contracts, we generally estimate a profit range and recognize the related revenue using the lowest probable level of profit estimated in the range. Billings in excess of revenue recognized under time-and-material contracts are deferred and recognized upon completion of the time-and-material contract or when the results can be estimated more precisely.

     We recognize support revenue from contracts for ongoing technical support and product updates ratably over the support period. We recognize training revenue as we perform the services.

Other Matters

     The timing and amount of cash received from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue and unbilled accounts receivable in any given period. We record billings and cash received in excess of revenue earned as deferred revenue. Our deferred revenue balance at June 30, 2001 was $17.9 million. We expect to recognize most of this amount as revenue within the next twelve months. Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned, and from application of the "zero profit" margin methodology described above. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed. We bill customers as payments become due under the terms of the customer's contract. We consider current information and events regarding our customers and their contracts and establish allowances for doubtful accounts when it is probable that we will be unable to collect amounts due under the terms of existing contracts.

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

Results of Operations

     We had second quarter of 2001 revenues of $21.5 million and net income of $1.7 million. For the first half of 2001 our revenues totaled $32.7 million and our net loss totaled $3.5 million.

     Our financial results for the second quarter of 2001 improved significantly over those for the prior two quarters. Revenues of $21.5 million for the second quarter of 2001 compared favorably to revenues of $(14.1) million for the fourth quarter of 2000 and $11.3 million for the first quarter of 2001. Second quarter 2001 operating profits of $2.0 million compared favorably to operating losses of $54.9 million for the fourth quarter of 2000 and $16.4 million for the first quarter of 2001. Net income of $1.7 million for the second quarter of 2001 compared favorably to net losses of $54.6 million for the fourth quarter of 2000 and $5.2 million for the first quarter of 2001.

     Our operating expenses have continued to decline compared to the prior two quarters due primarily to our restructuring efforts. Second quarter 2001 operating expenses of $19.4 million compared favorably to operating expenses of $40.7 million for the fourth quarter of 2000 and $27.6 million for the first quarter of 2001.

     The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold's statements of operations to total revenues.

                                                                 Three Months             Six Months
                                                                Ended June 30,           Ended June 30,
                                                          -------------------------  -------------------------
                                                               2001         2000         2001           2000
                                                          -------------------------  -------------------------
Revenues:
     License ..............................................      19%           29%           22%          21%
     Services .............................................      81%           71%           78%          79%
                                                             ------       -------       -------       ------
         Total revenues ...................................     100%          100%          100%         100%
                                                             ------       -------       -------       ------

Operating expenses:
     Cost of revenues .....................................      44%           62%           57%          48%
     Sales and marketing ..................................       6%           25%           13%          23%
     Research and development .............................      16%           24%           24%          22%
     General and administrative ...........................      14%           23%           22%          14%
     Amortization of goodwill and acquired intangibles ....       -             4%            3%           4%
     Amortization of deferred compensation ................       2%            1%            2%           1%
     Special charges ......................................       9%            -            23%           -
                                                             ------       -------       -------       ------
         Total operating expenses .........................      91%          139%          144%         112%
                                                             ------       -------       -------       ------

Income (loss) from operations .............................       9%          -39%          -44%         -12%
Total other income, net ...................................       -             3%           43%           2%
                                                             ------       -------       -------       ------
Income (loss) before income taxes and minority interest ...       9%          -36%           -1%         -10%
Provision (benefit) for income taxes ......................       1%          -11%           10%          -3%
                                                             ------       -------       -------       ------
Net income (loss) before minority interest ................       8%          -25%          -11%          -7%
Minority interest .........................................       -             -             -            -
                                                             ------       -------       -------       ------
Net income (loss) .........................................       8%          -25%          -11%          -7%
                                                             ======       =======       =======       ======

     Revenues

     Total revenues decreased $4.9 million, or 19 percent, to $21.5 million for the three months ended June 30, 2001, as compared to $26.4 million for the same period in 2000, while total revenues decreased $25.3 million, or 44 percent, to $32.7 million for the six months ended June 30, 2001, as compared to $58.0 million for the same period in 2000. The decrease in revenues is primarily due to lower sales, and limiting revenue recognition on certain fixed-price projects to costs incurred. Revenue recognized during the three months ended June 30, 2001 on the "zero profit" methodology for ongoing projects was $2.6 million with equal amounts of cost; while revenue recognized on completed projects during the same period was $13.9 million including profits recognized upon completion of the related project or termination of remaining project obligations, with $702,000 of corresponding costs.

     License revenues decreased $3.5 million, or 46 percent, to $4.1 million for the three months ended June 30, 2001 as compared to $7.6 million for the same period in 2000, while license revenues decreased $5.2 million, or 42 percent, to $7.1 million for the six months ended June 30, 2001 as compared to $12.3 million for the same period in 2000. License revenues represented 19 percent of total revenues during the three months ended June 30, 2001 as compared to 29 percent for the same period in 2000, and 22 percent of total revenues during the six months ended June 30, 2001 as compared to 21 percent for the same period in 2000. We recognize license revenues from vertical application product sales and some Universal Application development license sales when we have a signed noncancellable license agreement with fixed and determinable nonrefundable fees, we have shipped the product, and there are no uncertainties surrounding acceptance of the product or collection of the stated fees. Due primarily to the reasons for lower overall revenues described above, license sales for these products were lower for the three and six months ended June 30, 2001 than for the same periods in 2000.

     Service revenues decreased $1.4 million, or 8 percent, to $17.3 million for the three months ended June 30, 2001 as compared to $18.8 million for the same period in 2000, while service revenues decreased $20.2 million, or 44 percent, to $25.6 million for the six months ended June 30, 2000 as compared to $45.8 million for the same period in 2000. Service revenues decreased for the three and six months ended June 30, 2001 compared to the same periods in 2000 due primarily to the reasons for lower overall revenues described above.

     Revenues from international customers were approximately 32 percent of total revenues for the three months ended June 30, 2001 as compared to 12 percent for the same period in 2000. Revenues from international customers were approximately 29 percent of total revenues for the six months ended June 30, 2001 as compared to 11 percent for the same period in 2000.

     Three customers accounted for 41 percent, 21 percent, and 10 percent of our revenues for the three months ended June 30, 2001, compared to three customers accounting for 15 percent, 12 percent, and 12 percent of our revenues for the same period in 2000. No other single customer accounted for more than 10 percent of our revenues for the three months ended June 30, 2001 or the same period in 2000. Three customers accounted for 30 percent, 18 percent, and 10 percent of our revenues for the six months ended June 30, 2001, compared to three customers accounting for 19 percent, 11 percent, and 10 percent of our revenues for the same period in 2000. No other single customer accounted for more than 10 percent of our revenues for the six months ended June 30, 2001 or the same period in 2000.

     We believe that period to period comparisons between license and services revenues are not necessarily indicative of future performance given the nature of our product and services offerings, the relative emphasis we apply to these offerings in any given period, and changes in our business model.

Operating Expenses

     Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide application development and implementation, support, and training services. Cost of revenues decreased $6.9 million, or 42 percent, to $9.4 million for the three months ended June 30, 2001 compared to $16.3 million for the same period in 2000, while cost of revenues decreased $9.4 million, or 34 percent, to $18.6 million for the six months ended June 30, 2001 compared to $28.0 million for the same period in 2000. Cost of revenues as a percentage of total revenues was 44 percent for the three months ended June 30, 2001 as compared to 62 percent for the same period in 2000, while cost of revenues as a percentage of total revenues was 57 percent for the six months ended June 30, 2001 as compared to 48 percent for the same period in 2000. The decrease in absolute dollars between periods was primarily due to having fewer employees working on customer projects, support and training due to the reduction in our workforce associated with our restructuring actions and employee attrition. Cost of revenues decreased as a percentage of total revenues for the three months ended June 30, 2001 due to profits recognized upon completion of the related project or termination of remaining project obligations during the quarter, as described above under Revenues.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses decreased $5.1 million, or 79 percent, to $1.4 million for the three months ended June 30, 2001 as compared to $6.5 million for the same period in 2000, while sales and marketing expenses decreased $9.1 million, or 68 percent, to $4.2 million for the six months ended June 30, 2001 as compared to $13.3 million for the same period in 2000. Sales and marketing expenses as a percentage of total revenues were 6 percent for the three months ended June 30, 2001 as compared to 25 percent for the same period in 2000, while sales and marketing expenses as a percentage of total revenues were 13 percent for the six months ended June 30, 2001 as compared to 23 percent for the same period in 2000. The decrease in sales and marketing expenses in absolute dollars, and as a percentage of total revenues, was due to having fewer sales and marketing employees and our allocation of our resources towards completion of our application development projects rather than to sales and marketing activities.

     Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $2.9 million, or 45 percent, to $3.5 million for the three months ended June 30, 2001 as compared to $6.3 million for the same period in 2000, while research and development expenses decreased $4.8 million, or 38 percent, to $7.9 million for the six months ended June 30, 2001 as compared to $12.8 million for the same period in 2000. Research and development expenses as a percentage of total revenues were 16 percent for the three months ended June 30, 2001 as compared to 24 percent for the same period in 2000, while research and development expenses as a percentage of total revenues were 24 percent for the six months ended June 30, 2001 as compared to 22 percent for the same period in 2000. Research and development expenses decreased in absolute dollars due primarily to having fewer research and development employees during the three and six months ended June 30, 2001, than in the same periods of 2000.

     General and Administrative. General and administrative expenses consist primarily of allowances for doubtful accounts, the costs of executive management, finance and administrative staff, recruiting, business insurance, and professional fees. General and administrative expenses decreased $3.1 million, or 51 percent, to $3.0 million for the three months ended June 30, 2001 as compared to $6.1 million for the same period in 2000, while general and administrative expenses decreased $0.7 million, or 9 percent, to $7.3 million for the six months ended June 30, 2001 as compared to $8.0 million for the same period in 2000. General and administrative expenses as a percentage of total revenues were 14 percent for the three months ended June 30, 2001 as compared to 23 percent for the same period in 2000, while general and administrative expenses as a percentage of total revenues were 22 percent for the six months ended June 30, 2001 as compared to 14 percent for the same period in 2000. The decrease in absolute dollars and as a percentage of total revenues during the three months ended June 30, 2001 compared to the same period in 2000 was primarily due to lower provisions for doubtful accounts during the current period.

     Amortization of Goodwill and Acquired Intangibles. Amortization of goodwill and acquired intangibles resulted from the acquisition of The LongView Group, Inc. ("LongView"). The remaining intangible assets, after the write-off of in process research and development, totaled $24.6 million and were amortized over the expected lives of the goodwill and intangibles until we sold LongView on March 15, 2001. These lives ranged from five to seven years. We recorded amortization expense of goodwill and acquired intangibles of $0 and $962,000 for the three and six months ended June 30, 2001, respectively, as compared to $1.2 million for the three months ended June 30, 2000, and $2.3 million for the six months ended June 30, 2000.

     On March 15, 2001 we announced the sale of The LongView Group, Inc. to Linedata Services for $29.0 million in cash. See Note 12 of "Notes to Condensed Consolidated Financial Statements" for additional information. As a result, we did not incur any further charges for amortization of goodwill and acquired intangibles related to LongView after March 15, 2001.

     Amortization of Deferred Compensation. Deferred compensation, along with the associated amortization, results from the granting of stock or stock options when there is a difference between the purchase or exercise price and the deemed fair value of the common stock at the time of such grants. Certain grants during 1997, 1998, 1999 and 2001 were issued at a price that was less than the deemed fair value at the grant date. We are amortizing these amounts over the vesting periods of the applicable options, resulting in amortization expense of $337,000 for the three months ended June 30, 2001 as compared to $316,000 for the same period in 2000, and amortization expense of $513,000 for the six months ended June 30, 2001 as compared to $667,000 for the same period in 2000. When employees who were granted these options leave TenFold, we reduce the associated deferred compensation. The decrease in amortization expense for the six months ended June 30, 2001 compared to the same period of 2000, is due to employees leaving TenFold, and was partially offset by an increase in amortization expense related to a restricted stock grant made in 2001 that has deferred compensation of $280,000 associated with it.

     Special Charges. Special charges for the six months ended June 30, 2001 include $3.7 million in asset impairment charges, and $3.9 million in restructuring charges.

     Asset Impairment Charge. During the six months ended June 30, 2001, we restructured operations to reduce operating expenses. As part of the restructuring, we closed facilities in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina, Park Ridge, New Jersey; and Salt Lake City, Utah. We had $1.9 million of leasehold improvements, furniture and fixtures, and other assets in these offices that we determined had no future value to us and are no longer in active use. In addition we determined that $1.3 million of computer equipment was also similarly impaired as a result of these restructuring activities. We also determined that we would not be able to sell our Marin County land and building for the amount we had previously expected, and as a result we recorded a further asset impairment charge of $481,000 on this asset. Accordingly, we recorded asset impairment charges of $588,000 and $3.7 million for the three and six months ended June 30, 2001, respectively.

     Second Quarter 2001 Restructuring Charge. During the three months ended June 30, 2001, we incurred a restructuring charge of $1.2 million as part of our continuing efforts to reduce operating expenses. As part of this restructuring, we decided to vacate a portion of our Salt Lake City, Utah facilities, terminate our office lease expansion requirement in Chicago, Illinois, vacate our office in Park Ridge, New Jersey, and reduce our workforce by 70 individuals. The restructuring charge was comprised of $300,000 for headcount reductions, and $900,000 for facilities related costs. As of June 30, 2001 $233,000 had been paid out on this restructuring accrual.

     We determined our restructuring charge in accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") and Staff Accounting Bulletin No. 100 ("SAB 100"). EITF 94-3 and SAB 100 require that we commit to an exit plan before we accrue employee termination costs and exit costs. Before June 30, 2001, our senior management prepared a detailed exit plan that included the termination of 70 employees and the termination of certain facilities leases. We are pursuing sublease or termination settlement arrangements for these facilities.

     In connection with the restructuring actions, we terminated the employment of 70 employees, consisting primarily of administrative employees and applications development employees in various locations. All employees associated with these restructuring actions were notified as of June 14, 2001.

     We expect to generate annualized savings of approximately $7.9 million as a result of this restructuring in the following areas: $4.0 million in reduced cost of revenues, $900,000 in reduced sales and marketing expenses, $1.2 million in reduced research and development expenses, and $1.8 in reduced general and administrative expenses.

     The second quarter restructuring reserves are included in accrued liabilities at June 30, 2001. Detail of the restructuring charges as of and for the three months ended June 30, 2001 are summarized below:


  Second Quarter 2001 Restructuring          Original                                        Balance at
               Actions:                       Charge       Reversals        Utilized        June 30, 2001
---------------------------------------    -----------    -------------    -----------    -------------------
Employee related                                $  340         $    -         $  208               $  132
Facilities related                                 905              -             25                  880
                                                ------         ------         ------               ------
                                                $1,245         $    -         $  233               $1,012
                                                ======         ======         ======               ======

                                             Original                                          Balance at
Balance Sheet Components:                     Charge        Reversals        Utilized        June 30, 2001
---------------------------------------    -----------    -------------    -----------    -------------------
Accrued liabilities                             $1,245         $    -         $  233               $1,012
                                                ------         ------         ------               ------
                                                $1,245         $    -         $  233               $1,012
                                                ======         ======         ======               ======


     First Quarter 2001 Restructuring Charge. During the three months ended March 31, 2001, we incurred a restructuring charge of $2.7 million as part of our continuing efforts to reduce operating expenses. As part of this restructuring, we closed offices in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina, and reduced our workforce by 38 individuals. The restructuring charge was comprised of $226,000 for headcount reductions, and $2.5 million for facilities related costs. As of June 30, 2001 $978,000 had been paid out on this restructuring accrual.

     We determined our restructuring charge in accordance with EITF 94-3 and SAB
100. EITF 94-3 and SAB 100 require that we commit to an exit plan before we accrue employee termination costs and exit costs. On March 15, 2001, our senior management prepared a detailed exit plan that included the termination of 38 employees and closure of certain facilities.

     In connection with the restructuring actions, we terminated the employment of 38 employees, consisting primarily of applications development employees, technical and other support employees, and administrative employees in all of our locations. All employees associated with these restructuring actions were notified as of March 31, 2001. At March 31, 2001 we had exited facilities in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina. As of the date of these financial statements, we have terminated the Atlanta, Georgia lease, and are pursuing sublease arrangements for the other facilities.

     We expect to generate annualized savings of approximately $9 million as a result of this restructuring in the following areas: $5 million in reduced cost of revenues, $200,000 in reduced sales and marketing expenses, $3 million in reduced research and development expenses, and $500,000 in reduced general and administrative expenses.

     The first quarter restructuring reserves are included in accrued liabilities at June 30, 2001. Detail of the restructuring charges as of and for the six months ended June 30, 2001 are summarized below:

   First Quarter 2001 Restructuring          Original                                         Balance at
               Actions:                       Charge       Reversals        Utilized        June 30, 2001

---------------------------------------    -----------    -------------    -----------    -------------------
Employee related                               $  226         $    -          $  223            $    3
Facilities related                              2,465              -             755             1,710
                                               ------         ------          ------            ------
                                               $2,691         $    -          $  978            $1,713
                                               ======         ======          ======            ======

                                             Original                                          Balance at
Balance Sheet Components:                     Charge        Reversals        Utilized        June 30, 2001
---------------------------------------    -----------    -------------    -----------    -------------------
Accrued liabilities                            $2,675         $    -          $  962            $1,713
Accounts payable                                   16              -              16                 -
                                               ------         ------          ------            ------
                                               $2,691         $    -          $  978            $1,713
                                               ======         ======          ======            ======

     Fourth Quarter 2000 Restructuring Charge. During the three months ended December 31, 2000, we incurred a restructuring charge of $1.9 million as part of a plan to improve operating results by reducing headcount, by closing duplicative Company facilities in Chicago, Illinois; Dallas, Texas; Salt Lake City, Utah; and San Francisco, California, and by implementing other measures. This charge is part of a plan to streamline our efforts to focus on a return to profitability. The restructuring charge was comprised of $1.1 million for headcount reductions, and $861,000 for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments. As of June 30, 2001 approximately $1.8 million had been paid out on the restructuring charge.

     We determined our restructuring charge in accordance with EITF 94-3 SAB
100. EITF 94-3 and SAB 100 require that we commit to an exit plan before we accrue employee termination costs and exit costs. On November 14, 2000, our senior management prepared a detailed exit plan that included the termination of 159 employees and closure of certain facilities.

     In connection with the restructuring actions, we terminated the employment of 159 employees, consisting primarily of applications development employees, technical and other support employees, and administrative employees in all of our locations. In addition, we did not replace approximately 40 employees who resigned voluntarily during October and November 2000. At December 31, 2000, we had terminated all employees associated with these restructuring actions. As of June 30, 2001, we exited a portion of our facility in Salt Lake City, Utah; exited duplicative offices in Chicago, Illinois and Dallas, Texas; and terminated a duplicative office lease in San Francisco, California. We have entered into sublease arrangements for our Dallas, Texas and Chicago, Illinois office space.

     We expect to generate annualized savings of approximately $40 million from this restructuring, in the following areas: $30 million in reduced cost of revenues, $3 million in reduced sales and marketing expenses, $4 million in reduced research and development expenses, and $3 million in reduced general and administrative expenses.

     Restructuring reserves are included in accrued liabilities at June 30, 2001.


    Fourth Quarter 2000               Balance at                                              Balance at
   Restructuring Actions:         December 31, 2000        Reversals        Utilized        June 30, 2001
-----------------------------    ---------------------    -------------    -----------    -------------------
Employee related                           $141                $  -            $141                $  -
Facilities related                          321                   -             170                 151
                                           ----                ----            ----                ----
                                           $462                $  -            $311                $151
                                           ====                ====            ====                ====

                                      Balance at                                              Balance at
Balance Sheet Components:         December 31, 2000        Reversals        Utilized        June 30, 2001
-----------------------------    ---------------------    -------------    -----------    -------------------
Accrued liabilities                        $321                $  -            $170                $151
Accounts payable                            141                   -             141                  --
                                           ----                ----            ----                ----

                                           $462                $  -            $311                $151
                                           ====                ====            ====                ====

     Total Other Income, net

Net total other income decreased $699,000, or 99 percent, to $6,000 for the three months ended June 30, 2001 compared to $705,000 for the same period in 2000, while net other income increased $12.7 million, to $14.0 million for the six months ended June 30, 2001 compared to $1.2 million for the same period in 2000. The decrease for the three months ended June 30, 2001 as compared to the same period in 2000 was due primarily to the recognition during the three months ended June 30, 2000 of $540,000 of other income related to a fee paid to us by Perot Systems. The increase for the six months ended June 30, 2001 as compared to the same period in 2000, was primarily due to a gain of approximately $13.8 million on the sale of The LongView Group, Inc. to Linedata Services on March 15, 2001. See Note 12 of "Notes to Condensed Consolidated Financial Statements" for additional information.

     Provision for Income Taxes

     The provision for income taxes was $379,000 for the three months ended June 30, 2001 as compared to a benefit of $3.1 million for the same period of 2000, while the provision for income taxes was $3.2 million for the six months ended June 30, 2001 as compared to a benefit of $1.4 million for the same period of 2000. The provision for the three months ended June 30, 2001 is primarily for foreign taxes, while the provision for the six months ended June 30, 2001 is primarily for income taxes on the gain from our sale of The LongView Group, Inc., foreign taxes, and an adjustment to record a valuation allowance against the remaining net tax assets.

     At June 30, 2001, management recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

     Minority Interest

     Minority interest was $0 for the three months ended June 30, 2001 as compared to $(8,000) for the same period in 2000, while minority interest was $0 for the six months ended June 30, 2001 as compared to $0 for the same period in 2000. These amounts represent the minority stockholders' proportionate interest in the net income (loss) of our subsidiaries. As of June 30, 2001 we have no minority interest holders of our subsidiaries' stock.

Liquidity and Capital Resources

     We have funded our operations to date primarily through cash flows from operations, through cash generated from our initial public offering in May 1999, the private sale of securities, and through the use of lines of credit and equipment leases. During the six months ended June 30, 2001 we also used proceeds from our sale of The LongView Group, Inc. to help fund operations.

     Net cash used in operating activities was $22.7 million for the six months ended June 30, 2001 as compared to $9.4 million net cash used in operating activities during the six months ended June 30, 2000. The increase in cash flows used in operating activities was due primarily to lower cash inflows from lower new sales and revenues.

     Net cash provided by investing activities was $21.7 million for the six months ended June 30, 2001 as compared to net cash used of $11.0 million during the six months ended June 30, 2000. During the three months ended March 31, 2001, we sold The LongView Group, Inc. to Linedata Services for $29.0 million. The additions to restricted cash for the six months ended June 30, 2001, are primarily for deposits to secure letters of credit in the amount of $3.5 million and $2.9 million held in escrow as required by our agreement with Linedata Services.

     Net cash used in financing activities was $3.0 million for the six months ended June 30, 2001 as compared to $4.7 million net cash provided by financing activities during the six months ended June 30, 2000. Net cash used by financing activities for the six months ended June 30, 2001 resulted primarily from principal payments on notes and capital leases of $3.5 million, which were partially offset by proceeds of $458,000 from the issuance of shares under the employee stock purchase plan.

     On January 18, 1999, we entered into a Revolving Line of Credit (the "Credit Facility") providing for borrowings of up to $5.0 million. The Credit Facility included covenants relating to the maintenance of certain financial ratios and cash balances and limiting the payment of dividends. Through a series of modifications, we increased the availability under the Credit Facility to $15.0 million and established the ability to issue letters of credit against this availability. We agreed to secure outstanding letters of credit with compensating cash balances upon default or expiration of the Credit Facility. During 2000, we obtained letters of credit of approximately $3.5 million related to office leases and $2.0 million to secure a performance bond. On November 15, 2000 our ability to borrow under the Credit Facility expired. We had no borrowings under the Credit Facility. On December 1, 2000, we received notice of a right to cure, referencing failure to provide the lender with cash collateral to secure the outstanding letters of credit and our failure to meet and maintain certain financial covenants described in the Credit Facility. Upon receiving this notice, we commenced negotiations with the lender to satisfy the right to cure. On January 19, 2001 we allowed the lender to secure a perfected lien under its security agreement. On February 23, 2001, we further modified the Credit Facility with a Modification and Forbearance Agreement. This agreement provides us with a limited waiver of defaults and forbearance of remedies. The limited waiver and forbearance of remedies applies to the cash collateral and financial covenant requirements. The waiver had an expiration date of the earlier of May 31, 2001 or on the occurrence of an event of default on any of our obligations to the lender, including a $2.4 million property loan and $6.3 million in notes payable outstanding at December 31, 2000. The Agreement also allows for cross default on all of our obligations with the bank. The cash collateral agreement required us to bring the balance of a restricted cash collateral account to $3.5 million prior to June 30, 2001. On March 16, 2001, we complied with the requirements of the cash collateral agreement and, using $3.5 million of the cash proceeds received from the sale of LongView, increased the balance in the restricted cash collateral account to $3.5 million. On April 2, 2001 we extended the waiver expiration date in the Modification and Forbearance Agreement from May 31, 2001 to January 1, 2002. As the waiver expiration date is within 12 months of the date of these financial statements, we have classified the amounts outstanding to the lender as current liabilities in the Condensed Consolidated Balance Sheet at June 30, 2001. We expect to enter into further discussions with the lender regarding these requirements and other matters prior to the waiver expiration date. Additional cash collateral amounts may be required upon expiration of the waiver to secure a $2 million performance bond.

Recent Accounting Pronouncements

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125. This standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on our business, results of operations, financial position, or liquidity.

     In July 2001, the FASB issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We are required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 on January 1, 2002. We do not expect the adoption of SFAS Nos. 141 and 142 will have a material effect on our business, results of operations, financial position, or liquidity.

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

     We believe that if we fail to complete our delivery commitments on our existing contracts, our customers may withhold their final payments. In most cases, the amounts associated with final delivery are significant. If we do not receive final payments on existing contracts, our operations, financial condition, liquidity, and prospects could be materially and adversely affected, and we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, and re-evaluate the TenFold business model. There can be no assurance that additional financing sources will be available to us when needed or that we will be able to execute the other potential remedies sufficiently to continue operations.

     We may continue to experience difficulty in securing future customer revenue.

     We believe that some prospective customers may be delaying and canceling purchase decisions as a result of the litigation and customer disputes against us, the decline in our stock price, and our financial results for the last several quarters. There is no assurance that we will be able to convince prospective customers to purchase products or services from us or that any customer revenue that is achieved can be sustained. If we are unable to obtain future customer revenue, our operations, financial condition, liquidity, and prospects could be materially and adversely affected, and we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, and re-evaluate the TenFold business model. There can be no assurance that additional financing sources will be available to us when needed or that we will be able to execute the other potential remedies sufficiently to continue operations.

     We may not be able to secure additional sources of financing when needed.

      Our business model relies upon generating new sales and receiving payments from existing customers. If we do not generate sufficient new sales and receive payments from existing customers, we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, and re-evaluate the TenFold business model. There can be no assurance that additional financing sources will be available to us when needed or that we will be able to execute the potential remedies sufficiently to continue operations.

     Our failure to achieve cost reductions would negatively impact quarterly operating results.

     On November 14, 2000, we announced headcount reductions, consolidation of facilities, and implementation of other measures in order to streamline our efforts to focus on a return to profitability. On March 15, 2001 we announced plans to close additional offices in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina, and to further reduce our workforce. On June 14, 2001 we announced plans to further reduce our workforce. We expect that the reduction of headcount, the consolidation of facilities, and the other measures will reduce total operating expenses during calendar 2001 and in future periods. Our success in realizing the benefits intended by such actions is impacted by the timing of our execution of these measures. There can be no assurance that we will be successful in our efforts to reduce operating expenses in future periods.

     We may continue to incur increased employee and consulting costs due to project delays on fixed-price contracts.

     We have experienced delays on some of our fixed-price customer projects. In an effort to complete these projects, we have added additional employee and consulting personnel to the projects. Each of these resources creates an increased cost on the project. To the extent that the cost of such additions in personnel are not contemplated in the contract price, the profit, if any, for the projects would be adversely affected. There is no assurance that we will complete these fixed-price customer contracts or that the projects will not require additional personnel. If we cannot complete these customer projects or if these customer projects continue to require additional personnel, our business, results of operations, financial condition and liquidity would be materially affected.

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

     We are currently involved in significant litigation and customer disputes. Additionally, one consolidated complaint has been filed alleging that TenFold and certain officers have violated federal securities laws. See Note 9 of "Notes to Condensed Consolidated Financial Statements" for more information concerning these matters. We may in the future face other litigation or disputes with customers, employees, partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     Our agreements with Perot Systems may restrict our sources of additional financing.

     Under agreements we reached with Perot Systems on December 8, 2000, we are required to make six monthly payments of $441,000 each to Perot Systems beginning on January 15, 2001. However, because of recent TenFold management changes and TenFold's continuing restructuring, we continue to be in active discussions with Perot Systems to consider the scope of our future relationship. Therefore, we have not yet made these payments. Our failure to make these payments in a timely manner to Perot Systems has made effective a stipulation in the original strategic alliance agreement which prohibits us from licensing our technology or selling an equity interest in TenFold or any of our affiliates to certain Perot Systems competitors. Our inability to license our technology or sell an equity interest in TenFold or any of our affiliates to certain potential customers or investors may inhibit our ability to raise capital, if necessary, to continue operations.

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

     Our stock may be subject to de-listing.

     Our Common Stock is currently traded on the Nasdaq National Market ("Nasdaq") under the symbol "TENF." Due to the recent decline in the share price of our Common Stock and our operating losses, we have failed to meet certain of Nasdaq's continued listing requirements and, as a result of this failure to comply with said listing criteria, our Common Stock could be de-listed from Nasdaq. Nasdaq continued listing requirements include a series of financial tests relating to market capitalization/net income/net tangible assets, public float, number of market makers and shareholders, and a $1.00 minimum share price. On May 25, 2001, we received a Nasdaq staff determination, indicating that we failed to comply with certain Nasdaq listing requirements respecting the minimum net tangible assets requirement of $4,000,000 and the $1.00 minimum bid price requirement. We were further notified that, as a result of our non-compliance with the foregoing listing criteria, our securities are subject to de-listing from Nasdaq. We determined to appeal this Nasdaq staff's decision and requested an oral hearing before a Nasdaq Listing Qualifications Panel on June 28, 2001. At the June 28 hearing, our executive management presented their plan to regain compliance with the Nasdaq continued listing criteria, and requested that the Panel grant TenFold adequate time in which to implement the Plan. The Panel has not rendered its determination as of the date of this filing. Depending upon the Panel's determination, our stock could remain listed on Nasdaq, or it could be de-listed. If, as a result of the Panel's determination, our stock is de-listed from Nasdaq, there would likely be a substantial reduction in the liquidity of any investment in our common stock. This lack of liquidity also may make it more difficult for us to raise capital in the future. There can be no assurance that an active trading market will be sustained in the future.

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

     If we fail to accurately estimate the resources required for a new fixed-price project, or the resources required to complete existing fixed-price projects, quarterly operating results could suffer and our stock price could fall.

     Our failure to accurately estimate the resources required for a fixed-price project or our failure to complete our contractual fixed-price obligations in a manner consistent with the project plan would likely cause us to have lower margins or to suffer a loss on the project, which would negatively impact our operating results. Our revenue recognition policy requires us to make periodic adjustments to our project estimates used in the percentage-of-completion method of accounting (which includes the "zero profit" methodology) as work progresses under the contract and as we gain experience. Although we believe that we made all appropriate adjustments to properly reflect the completion percentage and status of contracts in process, we cannot be certain that future adjustments will not be required. See Note 9 of "Notes to Condensed Consolidated Financial Statements" for information about litigation and disputes related to some of our projects.

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

     Because we recognize service revenues on fixed-price obligations over the period we develop an application, project delays have had and may continue to have a significant negative impact on operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Revenue Recognition" for a discussion of our revenue recognition policies. We have recently and in the past experienced delays. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Revenues" for more information concerning our customers and revenues. There can be no assurance that we will not experience project delays in the future.

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

     If we are unable to successfully divest our vertical applications products, our future financial results could suffer.

     An element of our business strategy is to develop and then divest vertical applications lines of business. Our ability to divest such assets in accordance with management's plans is critical to providing us with additional liquidity as we complete our restructuring to a UA technology led enterprise. If we are unable to successfully implement this strategy or within the time frames anticipated, our revenues, growth, and operating results will suffer.

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

     The success of our business is dependent, in part, upon our ability to develop software applications for customers that we can resell to other customers or resellers in the same industry without significant modification. If we are unable to develop and license these applications successfully or within the time frames anticipated, our revenues, growth, and operating results will suffer. Some customers have prohibited us from marketing the applications developed for them generally or for specified periods of time or to specified third parties, or have required that we pay them a royalty on licenses of the application to third parties. Customers may continue to make similar demands in the future. Furthermore, there can be no assurance that we will be able to develop software applications that can be marketed generally within a particular industry without the need for significant modification. Our current product plans include the introduction of multiple resalable products in the near term.

     Our growth and success depends on our ability to sell the Universal Application; however, we have limited experience selling the Universal Application to date.

     The success of our business is dependent, in part, upon our ability sell the Universal Application. If we are unable to license the Universal Application successfully or within the time frames anticipated, our revenues, growth, and operating results will suffer.

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

     The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 60 percent of our outstanding common stock. Jeffrey L. Walker, Chairman, Executive Vice President and Chief Technology Officer, and the Walker Children's Trust, in the aggregate, currently beneficially own approximately 48 percent of our outstanding common stock. Mr. Walker, acting with others, would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk. As of June 30, 2001, we had cash and cash equivalents of $9.6 million and $8.9 million in restricted cash. All of the cash equivalents consist of highly-liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the June 30, 2001 rates would cause the fair value of these investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and institutions, and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instruments. TenFold does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

        Currency Risk. A portion of our operations consists of applications development and sales activities in the United Kingdom. These transactions are primarily denominated in British pounds. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of revenues in the United Kingdom decreases. When the U.S. dollar weakens against the British pound, the value of revenues in the United Kingdom increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by foreign currency fluctuations are cash, accounts receivable, accounts payable, deferred revenue, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the June 30, 2001 rate would cause the fair value of such monetary assets and liabilities in the United Kingdom to change by approximately $31,000. We are not currently engaged in any foreign currency hedging activities.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Recently Resolved Customer Disputes

     During the six months ended June 30, 2001, we have settled five of our customer disputes.

     Westfield

     On September 17, 1999, Ohio Farmers Insurance Company doing business as Westfield Companies ("Westfield"), filed a complaint in the United States District Court for the District of Ohio seeking $5.8 million from us. The complaint alleged that we failed to deliver on contractual commitments under a license agreement with Westfield and included specific claims of anticipatory breach of contract, breach of express warranty, and negligent misrepresentation. The $5.8 million sought from us by Westfield was paid to us by Westfield in the first half of 1999 and was recognized as revenue by us during that period. On November 4, 1999, we filed an Answer and Counterclaim denying these allegations and seeking recovery of $3.9 million that Westfield owed us under the license agreement together with claims for additional damages. Effective April 26, 2001, the parties entered into a Settlement Agreement and Mutual Release in which the parties agreed to settle and resolve all claims between the two companies in consideration for each dismissing all claims against the other and in further consideration of a compromised and confidential payment from our errors and omissions carrier to Westfield in excess of our self-insured retention of $25,000 already paid by TenFold to cover legal defense costs. The complaint and counterclaim have been dismissed and all claims have been released.

     Nielsen

     On June 14, 2000, Nielsen Media Research, Inc. ("Nielsen"), filed a complaint in the Circuit Court of Cook County, Illinois seeking $4.5 million, plus out of pocket expenses paid by Nielsen to us. The complaint alleged that we failed to deliver on contractual commitments under a license and services agreement with Nielsen and included specific claims of breach of contract and violation of the Illinois Consumer Fraud and Deceptive Practices Act. On August 30, 2000, we filed an Answer and Counterclaim denying Nielsen's claims and seeking recovery of at least $1.7 million that Nielsen owed us under the license agreement, plus our attorney fees and costs. Effective May 30, 2001, the parties entered into a Settlement Agreement and Mutual Release in which the parties agreed to settle and resolve all claims between the two companies in consideration for each dismissing all claims against the other and in further consideration of a compromised and confidential payment from our errors and omissions carrier to Nielsen in excess of our self-insured retention of $100,000 already paid by us to cover legal defense costs. The complaint and counterclaim have been dismissed and all claims have been released.

     Trumbull

     On August 18, 2000, Trumbull Services, L.L.C. ("Trumbull"), filed a demand for arbitration with the American Arbitration Association seeking a refund of at least $2.8 million paid by Trumbull to us. The demand alleged that we failed to deliver on contractual commitments under the Master Software License and Service Agreement, (the "Trumbull Agreement"), as amended. Trumbull claimed it was entitled to a refund of fees paid to us from the second quarter of 1999 through the second quarter of 2000. On September 13, 2000, we filed an Answer and Counterclaim denying Trumbull's allegations and seeking recovery of approximately $2.0 million in fees that Trumbull owed us under the Trumbull Agreement. On May 10, 2001, TenFold and Trumbull entered into a Settlement Agreement and Mutual Release in which the parties agreed to settle and resolve all claims between the two companies in consideration for each dismissing all claims against the other and in further consideration of a compromised and confidential payment from our errors and omissions carrier to Trumbull in excess of our self-insured retention of $100,000. The arbitration proceeding has been cancelled and all claims have been released.

     Unitrin

     On October 4, 2000, Unitrin Services Company, Inc. ("Unitrin"), sent us a notice of dispute letter requesting non-binding mediation. Unitrin was seeking a refund of fees paid by Unitrin to us for the PowerPAC application of approximately $13.3 million, plus other unspecified damages. Settlement negotiations between TenFold and Unitrin continued and on March 8, 2001, the parties entered a Confidential Settlement Agreement and Release, dismissing all of Unitrin's claims. Our errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sum above the $100,000 of self-insurance retention already paid by us to cover legal defense costs.

     Other

     On April 4, 2001, we received a letter from another customer alleging that we had materially breached our contract with that customer. On May 2, 2001, we entered a Termination and Settlement Agreement with this customer under which the customer agreed to pay TenFold a compromised and confidential settlement amount for services we have provided to this customer. As a result of the Termination and Settlement Agreement, we recognized $2.2 million in revenues from this customer during the three months ended June 30, 2001 and recognized no revenue from this customer for the same period in 2000. We recognized $2.9 million in revenues from this customer during the six months ended June 30, 2001 and recognized no revenue from this customer for the same period in 2000. The $2.2 million revenue recognized during the three months ended June 30, 2001, represented existing deferred profits on the contract.

Unresolved Customer Disputes

     Although we have settled five of our customer disputes, we have four unresolved customer disputes.

     Utica

     On November 9, 2000, Utica Mutual Insurance Company ("Utica"), notified us of its intent to terminate the Software License and Services Agreement ("Utica Agreement") dated November 2, 1998. On December 15, 2000, Utica sent a letter to us proposing that the parties rescind the contract, that we refund all payments made by Utica, and that we compensate Utica for the expenses Utica allegedly incurred in fulfilling its contractual duties. On December 20, 2000, Utica provided us with statutorily required notice of alleged violations of Utah's Truth in Advertising statute. On January 3, 2001, Utica filed a complaint against us in the Federal District Court of Utah. In its complaint, Utica asserts claims for breach of contract, breach of warranties and guarantees, false advertising under a Utah statute, negligent misrepresentation, and fraud. Utica seeks monetary damages of approximately $15.5 million in fees and expenses under the contract, plus any additional amount recoverable under the contractual guarantee, as well as punitive damages, prejudgment interest, attorneys' fees, and costs. Utica also seeks an injunction against alleged false advertising by TenFold under a Utah truth-in-advertising statute. On January 23, 2001, we filed an Answer denying Utica's claims. On February 27, 2001, Utica filed a motion for partial summary judgment on its breach of contract claim seeking an order of rescission. On March 29, 2001, we filed our opposition to Utica's motion for partial summary judgement. On May 1, 2001, the court heard argument and denied Utica's motion for partial summary judgment, finding no basis for rescission of the contract. However, the court also made a finding that TenFold had failed to deliver the software application within the time allowed under the amended contract. A hearing was held on June 15, 2001 to discuss the form of the Order to be used by the court to reflect the denial of Utica's motion, while preserving the finding of breach for non-delivery. The court has the matter under advisement.

     Discovery is ongoing and our outside legal counsel continues to investigate the relevant legal and factual issues. As of June 30, 2001, of the fees paid by Utica, $1.7 million has not been recognized as revenue and is included in accrued liabilities together with an accrued loss amount of $582,000 which we established during the quarters ended June 30, 2000 and September 30, 2000 in the normal course of performing our percentage-of-completion calculations.

     The total revenues recognized by us from the Utica Agreement from November 2, 1998 through June 30, 2001, were $7.6 million. Of this amount, $3.9 million is not subject to the terms of the limited guarantee. We recognized no revenue from the Utica Agreement for the three months ended June 30, 2001, and recognized negative $2.7 million during the same period of 2000. We recognized no revenue from the Utica Agreement for the six months ended June 30, 2001, and recognized negative $1.6 million during the same period of 2000.

     Although this matter is still in the early stages of litigation, it is probable, based on the court's factual finding of breach, that TenFold will suffer a loss on Utica's claims that we failed to deliver the software application within the time allowed under the contract. We believe that our errors and omissions insurance covers damages that may arise out of Utica's claims that we failed to deliver the software application within the time allowed under the contract, as well as covering the costs of legal defense, subject to the policies' total limit, and the insurance carrier's standard reservation of rights. Our insurance carrier has authorized a settlement offer that has been communicated to Utica. If necessary, we will vigorously assert our rights under the Utica Agreement and defend against Utica's claims. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     SCEM

     On November 2, 2000, we received notice of intent to terminate the Master Software Licenses and Service Agreement (the "SCEM Agreement") between us and Southern Company Energy Marketing L.P. ("SCEM") due to an alleged material nonperformance by us. SCEM filed a demand for arbitration with the American Arbitration Association on November 22, 2000 seeking damages for delays in delivering a suite of software applications . We responded in a timely manner to the demand denying that we breached the contract and filed detailed Counterclaims including a breach of contract claim against SCEM for improper and ineffective termination of the contract and nonpayment. An arbitration hearing was conducted in Dallas, Texas during the week of June 18, 2001. SCEM sought damages from TenFold of approximately $10.5 million, while TenFold sought recovery of approximately $6.8 million from SCEM. The arbitrator has until August 23, 2001 to rule on the parties' claims. Total revenue recognized by us during the second quarter of 1999 through the first quarter of 2001 was $11.5 million. For the three months ended June 30, 2001, we recognized no revenue from SCEM and recognized $1.6 million from SCEM during the same period in 2000. We recognized no revenue from the SCEM Agreement for the six months ended June 30, 2001, and recognized $4.5 million during the same period of 2000.

     It is not possible to predict the outcome of the arbitration proceeding at this juncture. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     Crawford

     On December 14, 2000, Crawford & Company ("Crawford") sent a letter to us purporting to give notice of breach under the terms of the Master Software License and Services Agreement between us and Crawford (the "Crawford Agreement"). Crawford's letter also purports to give notice of Crawford's election to terminate the Crawford Agreement. Crawford's letter asserts that we failed to deliver the NIMBUS software application within the agreed schedule for doing so. Although Crawford has not filed a formal complaint or made a formal demand for arbitration, Crawford is demanding refund of all fees paid by Crawford under the Crawford Agreement, plus a performance penalty of $2.0 million. The Crawford Agreement provides that, in the event of a dispute, the parties must follow a dispute resolution procedure consisting initially of a three-tiered negotiation process by which settlement negotiations are elevated to increasingly higher levels of management for 90 days before either party makes a demand for arbitration. The parties met on January 25, 2001 in the second tier of settlement negotiations. The parties were unable to reach agreement and exchanged correspondence confirming the topics discussed at the meeting. We are waiting for Crawford to initiate the third tier of negotiations. The Crawford Agreement further provides that if resolution is not achieved within the 90-day period, the dispute shall be determined by binding arbitration upon the initiation of either party. Neither party has demanded arbitration. For the three months ended June 30, 2001, we recognized no revenue from Crawford and recognized $1.1 million in revenues from Crawford during the same period in 2000. We recognized no revenue from the Crawford Agreement for the six months ended June 30, 2001, and recognized $2.1 million during the same period of 2000.

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

     SkyTel

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

     As a result of the legal proceedings and contingencies noted above, we have provided an allowance for doubtful accounts of $1.7 million related to billed accounts receivable and $1.8 million related to unbilled accounts receivable at June 30, 2001.

     We maintained errors and omissions and umbrella liability insurance coverage to protect ourselves in the event of claims for damages related to the performance of or failure to perform computer-related services that occurred after March 1, 1998 but prior to March 1, 2001. We believe that this insurance covers the types of alleged damages (but not unpaid or unbilled accounts receivable) that may be claimed in the legal cases and customer disputes noted above, as well as covering the costs of legal defense, subject to the policies' total limit, and the insurance carrier's stated reservation of rights regarding conditions or findings that might exclude coverage for a particular matter. We have reserved against certain of the billed and unbilled accounts receivable related to these disputed amounts for which a loss is considered probable. An unfavorable outcome or claim not covered by an insurance policy on one or more of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity.

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

     On October 30, 2000, our motion to consolidate the six complaints into one class action complaint was granted. On March 7, 2001, the court appointed lead plaintiffs and lead class counsel. On May 1, 2001, the plaintiffs filed an amended consolidated complaint that repeats their earlier allegations while adding additional details regarding the projects on which revenue was allegedly improperly recognized. TenFold filed a motion to dismiss the amended complaint on June 19, 2001.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


 Number       Description
 ------       -----------

  10.1#       Employment Agreement Between TenFold Corporation and Donald R.
              Jefferis
  10.2# Restricted Stock Bonus Agreement Between TenFold Corporation and Nancy M. Harvey
  10.3# Separation of Employment and Engagement as a Consultant Agreement Between TenFold Corporation, TenFold Insurance Inc., and Bernard
              C. Mazon
  11* Computation of Shares used in Computing Basic and Diluted Net Income Per Share


   * Incorporated by reference to "Notes to Condensed Consolidated Financial Statements" herein
   # Indicates management contract or compensatory plan or arrangement


(b)      Reports on Form 8-K

         None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TenFold Corporation


                                            By:      /s/ Donald R. Jefferis
                                                  ------------------------------
                                                     Donald R. Jefferis
                                                     Chief Financial Officer

         Date:  July 26, 2001