Form 10-Q
period 2001-09-30
TENFOLD CORP /UT
filed 2001-11-19
CIK 1051118

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended September 30, 2001

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
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

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

                                 Yes [X] No [_]

     As of September 30, 2001, there were 36,749,662 shares of the registrant's Common Stock outstanding.

                                      INDEX
                                      -----

                                                                                                     Page
                                                                                                     ----
PART I.     FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets at September 30, 2001 and
            December 31, 2000 ......................................................................   3

            Condensed Consolidated Statements of Operations for the three and nine months
            ended September 30, 2001 and September 30, 2000 ........................................   4

            Condensed Consolidated Statements of Cash Flows for the nine months ended
            September 30, 2001 and September 30, 2000 ..............................................   5

            Notes to Condensed Consolidated Financial Statements ...................................   6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations ..........................................................................  22

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk .............................  49

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings ......................................................................  50

   Item 3.  Defaults Upon Senior Securities ........................................................  55

   Item 4.  Submission of Matters to a Vote of Security Holders ....................................  56

   Item 6.  Exhibits and Reports on Form 8-K .......................................................  57

SIGNATURES .........................................................................................  58

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements
                  TENFOLD CORPORATION
         CONDENSED CONSOLIDATED BALANCE SHEETS
           (in thousands, except share data)
                      (unaudited)

                                                                                 September 30, December 31,
                                                                                 ------------- -----------
                                                                                      2001         2000
                                                                                 ------------- -----------
                                   Assets
Current assets:
   Cash and cash equivalents ..................................................   $    5,471    $   13,854
   Accounts receivable, (net of allowances for doubtful accounts
       of $929 and $7,338, respectively) ......................................        2,361         3,451
   Unbilled accounts receivable, (net of allowances for doubtful accounts
       of $1,320 and $2,949, respectively) ....................................        1,138           282
   Prepaid expenses and other assets ..........................................          964           652
   Deferred income taxes ......................................................            -           612
   Income taxes receivable ....................................................          372           644
   Assets held for sale .......................................................        2,126         2,944
   Other assets, (net of allowances of $182, and $236 respectively) ...........          258           256
                                                                                 -----------   -----------
         Total current assets .................................................       12,690        22,695

   Restricted cash ............................................................        8,785         2,598
   Property and equipment, net ................................................       11,813        20,234
   Due from stockholders, (net of allowances of $800 and $860 respectively) ...            -            40
   Other assets ...............................................................          495           770
   Goodwill and acquired intangibles, net .....................................            -        18,938
                                                                                 -----------   -----------
         Total assets .........................................................   $   33,783    $   65,275
                                                                                 ===========   ===========

                     Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable ...........................................................   $    3,218    $    9,769
   Income taxes payable .......................................................        3,062           766
   Accrued liabilities ........................................................       13,072        12,043
   Deferred revenue ...........................................................       14,219        35,853
   Current installments of obligations under capital leases ...................        2,199         3,381
   Current installments of notes payable ......................................        6,512         3,377
   Other current liabilities ..................................................        1,883           899
                                                                                 -----------   -----------
         Total current liabilities ............................................       44,165        66,088
                                                                                 -----------   -----------

Long-term liabilities:
   Deferred income taxes ......................................................            -           612
   Obligations under capital leases, excluding current installments ...........        2,690         3,498
   Notes payable, excluding current installments ..............................            -         5,284
   Other long-term liabilities ................................................           97         1,241
                                                                                 -----------   -----------
         Total long-term liabilities ..........................................        2,787        10,635
                                                                                 -----------   -----------

Contingencies (Note 9)

Stockholders' deficit:
   Common stock, $0.001 par value:
   Authorized: 120,000,000 shares
       Issued and outstanding shares: 36,749,662 shares at September 30,
       2001 and 35,735,858 shares at December 31, 2000 ........................           37            36
   Additional paid-in capital .................................................       66,238        66,170
   Notes receivable from stockholders, (net of allowances of $786, and
       $1,686 respectively) ...................................................         (377)         (429)
   Deferred compensation ......................................................         (867)       (2,132)
   Accumulated deficit ........................................................      (77,660)      (74,270)
   Accumulated other comprehensive loss .......................................         (540)         (823)
                                                                                 -----------   -----------
         Total stockholders' deficit ..........................................      (13,169)      (11,448)
                                                                                 -----------   -----------
         Total liabilities and stockholders' deficit ..........................   $   33,783    $   65,275
                                                                                 ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                               TENFOLD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                 September 30,
                                                               -------------------------     --------------------------
                                                                   2001         2000             2001          2000
                                                               ------------  -----------     ------------   -----------
Revenues:
   License ..................................................   $      748   $     4,038     $      7,844   $    16,306
   Services .................................................        9,635        14,849           35,256        60,621
                                                               -----------   -----------     ------------   -----------
         Total revenues .....................................       10,383        18,887           43,100        76,927
                                                               -----------   -----------     ------------   -----------
Operating expenses:
   Cost of revenues (exclusive of non-cash compensation
      of $60, $102, $220, and $346, respectively) ...........        2,661        18,053           21,267        46,073
   Sales and marketing (exclusive of non-cash
      compensation of $5, $64, $64, and $221,
      respectively) .........................................          678         5,634            4,909        18,931
   Research and development (exclusive of non-cash
      compensation of $39, $80, $168, and $281,
      respectively) .........................................        2,613         6,504           10,527        19,261
   General and administrative (exclusive of non-cash
      compensation of $81, $29, $246, and $94,
      respectively) .........................................        1,940         8,329            9,211        16,329
   Amortization of goodwill and acquired intangibles ........            -         1,150              962         3,452
   Amortization of deferred compensation ....................          185           275              698           942
   Special charges ..........................................          911             -            8,472             -
                                                               -----------   -----------     ------------   -----------
         Total operating expenses ...........................        8,988        39,945           56,046       104,988
                                                               -----------   -----------     ------------   -----------
Income (loss) from operations ...............................        1,395       (21,058)         (12,946)      (28,061)
                                                               -----------   -----------     ------------   -----------
Other income (expense):
   Interest and other income ................................          271           662            1,104         2,503
   Interest expense .........................................         (304)         (220)            (949)         (848)
   Gain on sale of The LongView Group, Inc. .................       (1,002)            -           12,769             -
                                                               -----------   -----------     ------------   -----------
         Total other income, net ............................       (1,035)          442           12,924         1,655
                                                               -----------   -----------     ------------   -----------
Income (loss) before income taxes ...........................          360       (20,616)             (22)      (26,406)

Provision (benefit) for income taxes ........................          209           543            3,368          (905)
                                                               -----------   -----------     ------------   -----------

Net income (loss) ...........................................  $       151   $   (21,159)    $     (3,390)  $   (25,501)
                                                               ===========   ===========     ============   ===========


Basic earnings (loss) per common share ......................  $      0.00   $     (0.61)    $      (0.10)  $     (0.74)
                                                               ===========   ===========     ============   ===========
Diluted earnings (loss) per common share ....................  $      0.00   $     (0.61)    $      (0.10)  $     (0.74)
                                                               ===========   ===========     ============   ===========

Weighted average common and common equivalent shares used to calculate earnings
   (loss) per share:

   Basic ....................................................       35,648        34,731           35,523        34,387
                                                               ===========   ===========     ============   ===========
   Diluted ..................................................       38,288        34,731           35,523        34,387
                                                               ===========   ===========     ============   ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements

                               TENFOLD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                             -------------------
                                                                                2001      2000
                                                                             -------------------
Cash flows from operating activities:
   Net loss .............................................................    $ (3,390) $(25,501)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Deferred income tax provision (benefit) ............................         407      (841)
     Amortization of goodwill and acquired intangibles ..................         962     3,451
     Depreciation and amortization ......................................       4,550     3,806
     Impaired assets charge .............................................       3,785         -
     Provision for doubtful accounts ....................................          89     7,314
     Amortization of deferred compensation ..............................         698       942
     Compensation expense related to stock options ......................          43         -
     Gain on sale of The LongView Group, Inc. ...........................     (13,948)        -

    Changes in operating assets and liabilities:
     Accounts receivable ................................................        (226)   (4,559)
     Unbilled accounts receivable .......................................        (996)   (6,416)
     Prepaid expenses and other assets ..................................        (150)     (833)
     Accounts payable ...................................................      (6,206)    2,018
     Income taxes payable ...............................................       2,584      (589)
     Accrued liabilities ................................................       1,382    (2,477)
     Deferred revenues ..................................................     (16,135)    6,489
     Other liabilities ..................................................        (158)    1,715
                                                                             --------- ---------
            Net cash used in operating activities .......................     (26,709)  (15,481)
                                                                             --------- ---------

Cash flows from investing activities:
     Additions to property and equipment ................................           -   (10,513)
     Additions to restricted cash .......................................      (6,298)   (2,840)
     Net decrease (increase) in other assets ............................           -      (168)
     Net proceeds from sale of The LongView Group, Inc. .................      28,292         -
                                                                             --------- ---------
            Net cash provided by (used in) investing activities .........      21,994   (13,521)
                                                                             --------- ---------
Cash flows from financing activities:
     Proceeds from employee stock purchase plan stock issuance ..........         533     3,284
     Exercise of common stock options ...................................          60     1,483
     Proceeds from issuance of notes payable ............................           -     6,047
     Principal payments on notes payable ................................      (2,149)  (13,573)
     Notes receivable from stockholders .................................        (140)        -
     Payments and reductions of notes receivable from stockholders ......         232         -
     Principal payments on obligations under capital leases .............      (1,966)   (1,008)
                                                                             --------- ---------
            Net cash used in financing activities .......................      (3,430)   (3,767)
                                                                             --------- ---------

Effect of exchange rate changes .........................................        (238)     (209)
                                                                             --------- ---------
Net decrease in cash and cash equivalents ...............................      (8,383)  (32,978)
Cash and cash equivalents at beginning of period ........................      13,854    58,247
                                                                             --------- ---------
Cash and cash equivalents at end of period ..............................    $  5,471  $ 25,269
                                                                             ========= =========

Supplemental disclosure of cash flow information:
     Cash paid for income taxes .........................................    $    559  $    509
     Cash paid for interest .............................................    $    609  $  1,021

  The accompanying notes are an integral part of these condensed consolidated financial statements

                               TENFOLD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements included herein have been prepared by TenFold Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the prior years' financial statements to conform to the current period's presentation. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2001.

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

     The Company's financial statements have been prepared under the assumption that the Company will continue as a going concern. During the year ended December 31, 2000, the Company experienced several difficult quarters as a result of rapid internal growth, delivery challenges and a difficult sales environment. The delivery challenges prevented the Company from collecting final payments on certain projects and led to several customer disputes. As the Company disclosed the customer disputes in its quarterly filings, the sales environment became increasingly difficult. The substantial operating losses incurred in the year ended December 31, 2000 further deteriorated its ability to sell its products and services. In order to better align its expenses with its revenues, the Company took aggressive steps to restructure its operations through consolidating its management structure, reducing its workforce and closing offices. The Company significantly revised its strategic direction and aligned its marketing, sales, and operations around its core technology asset, the Applications platform referred to as the Universal Application. Additionally, the Company raised cash through the sale of LongView for $29.0 million in March 2001. The Company believes that the strength of its core technologies, product assets, customer base, and the corrective actions that the Company is taking, provide a solid foundation for its continued operation in 2001. However, the events of September 11, 2001 have negatively impacted the Company's ability to sell its products and services as the Company has major customers in several industries directly affected by the tragedy.

     The Company is presently seeking various funding alternatives, including equity financing and divestiture of its vertical market application assets, to meet the Company's working capital needs. However, there can be no assurance that these efforts will prove successful.

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

     The Company recognizes license revenues from vertical application product sales and Universal Application development licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: the Company has signed a noncancellable license agreement with nonrefundable fees; the Company has shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the vertical application license or the Universal Application development licenses are sold separately or when a Universal Application development license is sold with an application development project. License fees recognized upon achieving these criteria, for the three months ended September 30, 2001 were $0 as compared to $1.7 million for the three months ended September 30, 2000. License fees recognized upon achieving these criteria, for the nine months ended September 30, 2001 were $1.2 million as compared to $6.5 million for the nine months ended September 30, 2000. Services relating to the Universal Application development licenses only include post contract customer support services. Services for vertical application product licenses do not add significant functionality, features, or significantly alter the software. In addition, similar services are available from other vendors; there are no milestones or customer specific acceptance criteria which affect the realizability of the software license fee; and the software license fee is non-cancelable and non-refundable.

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

     For certain projects, the Company limits revenue recognition in the period to the amount of direct and indirect project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. At September 30, 2001, the Company is applying this "zero profit" methodology to all fixed-price projects. The total project values for ongoing projects at September 30, 2001 accounted for using the "zero profit" methodology is approximately $22.2 million. Revenue recognized from projects on this "zero profit" methodology during the three months ended September 30, 2001 was $3.9 million as compared to $858,000 during the three months ended September 30, 2000, while revenue recognized from these projects during the nine months ended September 30, 2001 was $25.1 million as compared to $8.9 million during the nine months ended September 30, 2000. Revenue recognized during the three months ended September 30, 2001 on the "zero profit" methodology for ongoing projects was $2.0 million with equal amounts of cost; while revenue recognized on terminated projects during the same period was $1.9 million, representing profits recognized upon termination of remaining project obligations, with no corresponding costs.

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

     The Company records billings and cash received in excess of revenue earned as deferred revenue. The Company's deferred revenue balance at September 30, 2001 was $14.2 million. The Company's deferred revenue balance generally results from contractual commitments made by customers to pay amounts to the Company in advance of revenues earned, and from application of the "zero profit" margin methodology described above. The Company's unbilled accounts receivable represents revenue that the Company has earned but which the Company has not yet billed. The Company bills customers as payments become due under the terms of the customer's contract. The Company considers current information and events regarding its customers and their contracts and establishes allowances for doubtful accounts when it is probable that the Company will be unable to collect amounts due under the terms of existing contracts.

3.   Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

                                                                                Three Months Ended  Nine Months Ended
                                                                                   September 30,       September 30,
                                                                                ------------------  ------------------
                                                                                  2001      2000       2001     2000
                                                                                --------  --------  --------- --------
Numerator:
      Numerator for basic earnings (loss) per share -
       net income (loss) available to common stockholders ...................   $    151  $(21,159) $ (3,390) $(25,501)
                                                                                ========  ========  ========  ========
      Assumed dilution related to subsidiaries'
       earnings applicable to minority stockholders .........................          -        66         -         -
                                                                                --------  --------  --------  --------

   Numerator for diluted earnings (loss) per share ..........................   $    151  $(21,093) $ (3,390) $(25,501)
                                                                                ========  ========  ========  ========

Denominator:
      Denominator for basic earnings (loss) per share -
       weighted average shares ..............................................     35,648    34,731    35,523    34,387
                                                                                ========  ========  ========  ========

      Employee stock options ................................................      2,640         -         -         -
                                                                                --------  --------  --------  --------
      Denominator for diluted earnings (loss) per share .....................     38,288    34,731    35,523    34,387
                                                                                ========  ========  ========  ========

Earnings (loss) per common share:
      Basic earnings (loss) per common share ................................   $   0.00  $  (0.61) $  (0.10) $  (0.74)
                                                                                ========  ========  ========  ========
      Diluted earnings (loss) per common share ..............................   $   0.00  $  (0.61) $  (0.10) $  (0.74)
                                                                                ========  ========  ========  ========

     Employee stock options of 13,014,870 and 15,586,420 outstanding during the three and nine months ended September 30, 2001, respectively, that have a weighted average exercise price of $11.07 and $9.31 per share, respectively, and that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods. Employee stock options of 10,915,186 and 9,818,479 outstanding during the three and nine months ended September 30, 2000, respectively and that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods.

     Warrants to purchase 1,181,600 shares of common stock in a wholly-owned subsidiary outstanding during the three and nine months ended September 30, 2001 and 2000 that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. These warrants were terminated during the three months ended September 30, 2001 in conjunction with the settlement of a dispute with the related customer who had previously purchased these warrants.

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

5.   Restricted Cash

     Restricted cash relates to $3.5 million to collateralize letters of credit that secure the Company's office facilities in Chicago and San Francisco; $2.9 million held in an escrow account as part of the Company's agreement with Linedata Services related to the sale of The LongView Group, Inc.; $2.2 million held in an escrow account to secure a lease on office space in South Jordan, Utah; and $165,000 held in the Company's cash accounts to secure letters of credit used to secure leases on office space in Dallas, Texas. See Note 12 for additional information related to the escrow arrangement with Linedata Services.

6.   Comprehensive Income (Loss)

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000, ignoring the insignificant impact of taxes on foreign currency translation, was as follows (in thousands):

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                          --------------------------   --------------------------
                                              2001          2000           2001          2000
                                          ------------  ------------   ------------   -----------
Net income (loss) ...................     $        151    $  (21,159)  $     (3,390)  $   (25,501)

Foreign currency translation ........               94            67            283          (209)
                                          ------------  ------------   ------------   -----------

Comprehensive income (loss) .........     $        245  $    (21,092)  $     (3,107)  $   (25,710)
                                          ============  ============   ============   ===========

7.   Income Taxes

     The provision for income taxes for the three months ended September 30, 2001 is for foreign taxes. The provision for income taxes for the nine months ended September 30, 2001 includes income taxes on the gain from the sale of The LongView Group, Inc., foreign taxes, and an adjustment to record a valuation allowance against all net deferred tax assets.

     The valuation allowance as of September 30, 2001 was recorded in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the Company's net deferred tax assets will not be realized.

8.   Commitments

     The Company has commitments under long-term operating leases, principally for office space and computer equipment. Future minimum lease payments under non-cancelable operating lease obligations, in excess of one year and excluding obligations accrued as part of restructurings, at September 30, 2001 are as follows (in thousands):

            Year                                         Amount
            ----                                       ---------
            Q4, 2001                                   $   1,562
            2002                                           6,913
            2003                                           7,047
            2004                                           7,175
            2005                                           7,470
            Thereafter                                    28,172
                                                       ---------
            Total minimum lease commitments            $  58,339
                                                       =========

     During the three and nine months ended September 30, 2001, the Company subleased a portion of its office space in San Francisco for sublease amounts in excess of the Company's contractual lease commitment. During the three months ended September 30, 2001, the Company received sublease payments of $503,000 of which $424,000 was recorded as an offset to operating expenses, and $79,000 was recorded as other income in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2001. During the nine months ended September 30, 2001, the Company received sublease payments of $2.2 million of which $1.5 million was recorded as an offset to operating expenses, and $492,000 was recorded as a prepayment for future periods. The remaining $154,000 was recorded as other income in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2001.

     During the year ended December 31, 2000 and the nine months ended September 30, 2001, the Company received prepayments on certain sublease agreements, which the Company recorded as other current liabilities and other long-term liabilities. At September 30, 2001, the balance of these prepayments was $1.9 million in current liabilities and $97,000 in long-term liabilities.

     The table of future minimum lease payments above has not been reduced by future minimum rentals due under subleases of $728,000 for the remainder of 2001, $2.4 million for 2002, $1.4 million for 2003, $1.0 million for 2004,
$363,000 for 2005 and $141,000 for periods thereafter.

     In May of 2000, the Company signed a 10-year lease for approximately 170,000 square feet of office space in South Jordan, Utah. This lease is part of a development project and commences on December 1, 2001. It is expected that this lease will be an operating lease. In December of 2000, the Company negotiated an agreement with the developer of the project to reduce its commitments under this lease obligation by 65,431 square feet. During the nine months ended

September 30, 2001, the Company began pursuing options to reduce this commitment further, including the possible sublease of a significant portion of this space. As of the date of these financial statements, the Company continues to negotiate a reduction to this commitment. The future minimum lease payments under the modified lease are included in the table above.

     The Company did not incur any additional capital lease obligations during the nine months ended September 30, 2001. During the three months ended September 30, 2001, the Company was temporarily in default on capital lease obligations to three lessors for late payment of lease payments. The Company has negotiated restructured payment arrangements with these lessors and is no longer in default with these lessors. The payment restructuring will reduce the Company's payments by approximately $497,000 per quarter from the fourth quarter of 2001 through the 1st quarter of 2002. Beginning in April 2002, the Company is required to resume paying its pre-restructuring lease payment amounts through September 30, 2002. After September 30, 2002, the Company is required to pay pre-restructuring lease payment amounts plus approximately one twelfth of the deferred amount until paid in full. As of September 30, 2001 the Company had leases payable to these lessors totaling approximately $4.9 million.

     In October 2001 the Company received a notice of default from its primary lender and equipment lessor demanding repayment of past due lease payments totaling approximately $647,000. In its notice, the lender agreed to temporarily forebear accelerating amounts due to the lender and other remedies, including foreclosure of liens and security interests securing this indebtedness, until October 31, 2001. The Company is currently working with the lender to negotiate a restructured payment arrangement and a new forbearance agreement. However, as of the date of this filing, the Company remains in default and there can be no assurance that the Company will be successful in negotiating a new arrangement with this lender, or that the lender will not pursue its remedies. As of September 30, 2001 the Company had notes payable to this lender totaling approximately $6.5 million, and was contingently liable for approximately $5.5 million in letters of credit issued by this lender under its credit facility with the Company.

9.   Legal Proceedings and Contingencies

Recently Resolved Customer Disputes

     During the nine months ended September 30, 2001, the Company has settled seven of its customer disputes.

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

     Trumbull

     On August 18, 2000, Trumbull Services, L.L.C. ("Trumbull"), filed a demand for arbitration with the American Arbitration Association seeking a refund of at least $2.8 million paid by Trumbull to the Company. The demand alleged that the Company failed to deliver on contractual commitments under the Master Software License and Service Agreement as amended. Trumbull claimed it was entitled to a refund of fees paid to the Company from the second quarter of 1999 through the second quarter of 2000. On September 13, 2000, the Company filed an Answer and Counterclaim denying Trumbull's allegations and seeking recovery of approximately $2.0 million in fees that Trumbull owed the Company under the Trumbull Agreement. On May 10, 2001, the Company and Trumbull entered into a Settlement Agreement and Mutual Release in which the parties agreed to settle and resolve all claims between the two companies in consideration for each dismissing all claims against the other and in further consideration of a compromised and confidential payment from the Company's errors and omissions carrier to Trumbull in excess of the Company's self-insured retention of $100,000. The arbitration proceeding has been cancelled and all claims have been released.

     Unitrin

     On October 4, 2000, Unitrin Services Company, Inc. ("Unitrin") sent the Company a notice of dispute letter requesting non-binding mediation. Unitrin was seeking a refund of fees paid by Unitrin to the Company for the PowerPAC application of approximately $13.3 million, plus other unspecified damages. On March 8, 2001, the parties entered a Confidential Settlement Agreement and Release, dismissing all of Unitrin's claims. The Company's errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sum above the $100,000 of self-insurance retention already paid by the Company to cover legal defense costs.

     SCEM

     On November 22, 2000, Southern Company Energy Marketing L.P. ("SCEM") filed a demand for arbitration with the American Arbitration Association seeking damages for delays in delivering a suite of software applications. The Company responded in a timely manner to the demand denying that the Company breached the contract and filed detailed Counterclaims including a breach of contract claim against SCEM for improper and ineffective termination of the contract and nonpayment. An arbitration hearing was conducted in Dallas, Texas during the week of June 18, 2001. SCEM sought damages from the Company of approximately $13.7 million, while the Company sought recovery of approximately $6.8 million from SCEM. On August 27, 2001, the Company and SCEM entered into a Confidential Settlement Agreement and Release in which the parties agreed to settle and resolve all claims between the two companies in consideration for each dismissing all claims against the other and in further consideration of a compromised and confidential payment from the Company's errors and omissions carrier to

SCEM in excess of the Company's self-insured retention of $100,000. The arbitration proceeding has been cancelled and all claims have been released.

     Utica

     On January 3, 2001, Utica Mutual Insurance Company ("Utica") filed a complaint against the Company in the Federal District Court of Utah, and asserted claims for breach of contract, breach of warranties and guarantees, false advertising under a Utah statute, negligent misrepresentation, and fraud. Utica sought monetary damages of approximately $15.5 million in fees and expenses under the contract, plus any additional amount recoverable under the contractual guarantee, as well as punitive damages, prejudgment interest, attorneys' fees, and costs. Utica also sought an injunction against alleged false advertising by the Company under a Utah truth-in-advertising statute. On January 23, 2001, the Company filed an Answer denying Utica's claims. On August 16, 2001, the Company and Utica entered into a Confidential Settlement Agreement and Release in which the parties agreed to settle and resolve all claims asserted by Utica in consideration of a compromised and confidential payment from the Company's errors and omissions carrier to Utica in excess of the Company's self-insured retention of $100,000. The complaint has been dismissed and all claims have been released.

     Other

     On April 4, 2001, the Company received a letter from another customer alleging that the Company had materially breached the Company's contract with that customer. On May 2, 2001, the Company entered a Termination and Settlement Agreement with this customer under which the customer agreed to pay the Company a compromised and confidential settlement amount for services the Company has provided to this customer.

Unresolved Customer Disputes

     Although the Company has settled seven of its customer disputes, the Company has three unresolved customer disputes.

     Crawford

     On December 14, 2000, Crawford & Company ("Crawford") sent a letter to the Company purporting to give notice of breach under the terms of the Master Software License and Services Agreement between the Company and Crawford (the "Crawford Agreement"). Crawford's letter also purports to give notice of Crawford's election to terminate the Crawford Agreement. Crawford's letter asserts that the Company failed to deliver the NIMBUS software application within the agreed schedule for doing so. On September 4, 2001, Crawford filed a demand for arbitration with the American Arbitration Association seeking $16.7 million from the Company for alleged breach of contract, breach of warranty and failure to deliver contracted software. On September 20, 2001, the Company and Crawford agreed to put the arbitration in abeyance pending ongoing discussions between them and/or a possible mediation. If the discussions and/or mediation are unsuccessful, either party may activate the arbitration. For the three months ended September 30, 2001, the Company recognized no revenue from Crawford and recognized $163,000 in revenues from Crawford during the same period in 2000. The Company recognized no revenue from the Crawford Agreement for the nine months ended September 30, 2001, and recognized $2.3 million during the same period of 2000.

     Based on current knowledge, the Company does not believe it materially breached the Crawford Agreement. Should the parties be unable to satisfactorily resolve the issues between them, the Company will vigorously assert the its rights under the Crawford Agreement and defend against Crawford's claims, including recovery of the amounts that Crawford owes the Company and the remaining amounts due under the Crawford Agreement totaling at least $1.8 million. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     SkyTel

     In March 2001, SkyTel Communications, Inc. ("SkyTel") orally informed the Company of its intent to terminate the Master Software License and Services Agreement between SkyTel and the Company (the "SkyTel Agreement"). On May 15, 2001, SkyTel sent the Company a letter purporting to terminate the SkyTel Agreement based on the Company's alleged material breach of the SkyTel Agreement. SkyTel's letter also demands a refund of approximately $11 million paid by SkyTel under the SkyTel Agreement. On September 24, 2001, SkyTel filed a complaint against the Company in the First Circuit Court of the First Judicial District of Hinds County, Mississippi. In its complaint, SkyTel claims breach of contract, breach of express warranties and breach of implied warranties. SkyTel seeks monetary damages of at least $17.5 million, plus other damages it may prove at trial, together with pre- and post-judgment interest, attorneys' fees and expenses and costs. The matter is in its preliminary stages, and based on the information currently available, the Company will vigorously assert the its rights under the agreement and defend against the customer's claims, including payment of the amounts that the customer owes the Company and the remaining amounts due under the agreement totaling at least $ 6.2 million. This claim may be covered by the supplemental extended reporting period policy the Company maintains on one of its prior errors and omissions liability policies. The total contract value involved in this customer dispute is approximately $17.6 million, of which $11.4 million has been received by the Company to date. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     Other Matters

     On November 14, 2001, the Company received a letter from a customer alleging that the Company has materially breached its contract with that customer. The letter requests that the parties engage in an executive dispute resolution procedure required by the contract. The Company does not believe that it has materially breached the contract, and it has continued to perform under the contract. Should the customer continue to assert that the Company has materially breached the contract, the Company will vigorously assert its rights under the contract and defend itself against any claims the customer may assert. An unfavorable outcome of this matter may have a material adverse impact on the Company's results of operations, financial position, or liquidity.

     On November 19, 2001, the Company received a demand for arbitration from Perot Systems Corporation ("Perot") alleging that the Company has materially breached its prior purported agreements with Perot. The demand requests relief of $3.1 million. The Company intends to vigorously assert its rights under the contract and defend itself against the claims Perot has asserted. An unfavorable outcome of this matter may have a material adverse impact on the Company's results of operations, financial position, or liquidity. The Company has $2.0 million in accrued liabilities and $673,000 in accounts payable in the Condensed Consolidated Balance Sheet at September 30, 2001, that it previously accrued related to its agreements with Perot.

     As a result of the legal proceedings and contingencies noted above, the Company has provided an allowance for doubtful accounts of $818,000 related to billed accounts receivable and $1.3 million related to unbilled accounts receivable at September 30, 2001.

     The Company maintained errors and omissions and umbrella liability insurance coverage to protect itself in the event of claims for damages related to the performance of or failure to perform computer-related services that occurred after March 1, 1998 but prior to March 1, 2001. The Company also maintains a limited supplemental extended reporting period policy on one of its prior errors and omissions liability policies. The Company believes that this insurance covers the types of alleged damages (but not unpaid or unbilled accounts receivable) that may be claimed in the legal cases and customer disputes noted above, to the extent that they occurred during the policy periods, as well as covering the costs of legal defense, subject to the policies' total limit, and any stated reservation of rights by the carrier regarding conditions or findings that might exclude coverage for a particular matter. The Company does not believe that the disputes with the unnamed customer and Perot will be covered by this insurance. The Company has reserved against certain of the billed and unbilled accounts receivable related to these disputed amounts for which a loss is considered probable. An unfavorable outcome or claim not covered by an insurance policy on one or more of these matters may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

     On November 18, 2000, the Company's excess errors and omissions policy expired. On March 1, 2001, the Company's primary errors and omissions policy expired. On March 1, 2001, the Company secured a new, industry standard, errors and omissions policy that covers claims made after March 1, 2001. The Company's new policy excludes contractual related disputes such as cost and time guarantees, and only covers software errors or omissions that occur after the delivery of software. The Company believes this policy provides adequate coverage for potential damages related to errors and omissions in the Company's delivered software.

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

     On October 30, 2000, the Company's motion to consolidate the six complaints into one class action complaint was granted. On March 7, 2001, the court appointed lead plaintiffs and lead class counsel. On May 1, 2001, the plaintiffs filed an amended consolidated complaint that repeats their earlier allegations while adding additional details regarding the projects on which revenue was allegedly improperly recognized. The Company filed a motion to dismiss the amended complaint on June 19, 2001. The court has scheduled a hearing on the motion to dismiss for November 26, 2001.

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

     On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming the Company, certain of its officers and directors, and certain underwriters of the Company's initial public offering as defendants. The complaint alleges, among other things, that the underwriters of the Company's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. The Company and certain of its officers and directors are named in the complaint pursuant to Sections 11 and 15 of the Securities Act of 1933. Similar complaints have been filed against over 180 other issuers that have had initial public offerings since 1998. The Company intends to defend this action vigorously. Although no assurance can be given that this matter will be resolved in the Company's favor, the Company believes that the resolution of this lawsuit will not have a material adverse effect on the Company's financial position, results of operations or cash flows. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

SEC Inquiry

     On May 26, 2000, the United States Securities and Exchange Commission ("SEC") issued a Formal Order Directing Private Investigation. The Order contains no specific factual allegations. The Company understands, however, that the SEC is conducting a non-public fact-finding inquiry into the Company's revenue recognition decisions on approximately 15 contracts. The Company has received several document subpoenas from the SEC and the Company has complied or is in the process of complying with them. The Company has learned that the SEC has issued subpoenas to the Company's independent auditors and to several of the Company's current and former customers. Since February 2001, the SEC has taken testimony from several of the Company's current or former executives and personnel, including former chief financial officers and sales executives and personnel. The SEC has scheduled to take testimony from other of the Company's current and former executives and personnel during October and December 2001.

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

10.  Special Charges

     Special charges for the nine months ended September 30, 2001 include $3.8 million in asset impairment charges, and $4.7 million in restructuring charges.

     Asset Impairment Charge. During the nine months ended September 30, 2001, the Company restructured operations to reduce operating expenses. As part of the restructuring, the Company closed facilities in Atlanta, Georgia; Foster City, California; Irving, Texas; Raleigh, North Carolina; Park Ridge, New Jersey; and Salt Lake City, Utah. The Company had $1.8 million of leasehold improvements, furniture and fixtures, and other assets in these offices that it determined had no future value to the Company and are no longer in active use. In addition the Company determined that $1.1 million of computer equipment was also similarly impaired as a result of these restructuring activities. The Company also determined that it would not be able to sell its Marin County land and building for the amount it had previously expected, and as a result the Company recorded a further asset impairment charge of $865,000 on this asset. Accordingly, the Company recorded asset impairment charges of $135,000 and $3.8 million for the three and nine months ended September 30, 2001, respectively.

     Second Quarter 2001 Restructuring Charge. During the three months ended June 30, 2001, the Company incurred a restructuring charge of $1.2 million as part of its continuing efforts to reduce operating expenses. As part of this restructuring, the Company decided to vacate a portion of its Salt Lake City, Utah facilities, terminate its office lease expansion requirement in Chicago, Illinois, vacate its office in Park Ridge, New Jersey, and reduce its workforce by 70 individuals. The restructuring charge was comprised of $300,000 for headcount reductions, and $900,000 for facilities related costs. During the three months ended September 30, 2001, the Company increased the restructuring charge related to these facilities by $47,000 due to changes in estimated future net facilities related payments. As of September 30, 2001, $696,000 had been paid out on this restructuring accrual.

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

     In connection with the restructuring actions, the Company terminated the employment of 70 employees, consisting primarily of administrative employees and applications development employees in various locations. All employees associated with these restructuring actions were notified as of June 14, 2001. As of the date of these financial statements, the Company has terminated the Chicago, Illinois expansion requirement and Park Ridge, New Jersey lease, and is pursuing sublease arrangements for a vacated portion of its Salt Lake City, Utah facilities.

     The second quarter restructuring reserves are included in accounts payable and accrued liabilities at September 30, 2001. Details related to the restructuring charges for the period ended September 30, 2001 are summarized below:

                                                                                               Balance at
                                                  Original                                    September 30,
Second Quarter 2001 Restructuring Actions:         Charge        Increases      Utilized          2001
--------------------------------------------     ----------     -----------    ----------     -------------
Employee related                                 $      340     $         -    $      337     $           3
Facilities related                                      905              47           359               593
                                                 ----------     -----------    ----------     -------------
                                                 $    1,245     $        47    $      696     $         596
                                                 ==========     ===========    ==========     =============

                                                                                               Balance at
                                                  Original                                    September 30,
Balance Sheet Components:                          Charge        Increases      Utilized          2001
--------------------------------------------     ----------     -----------    ----------     -------------
Accounts payable and accrued liabilities         $    1,245     $        47    $      696     $         596
                                                 ----------     -----------    ----------     -------------
                                                 $    1,245     $        47    $      696     $         596
                                                 ==========     ===========    ==========     =============

     First Quarter 2001 Restructuring Charge. During the three months ended March 31, 2001, the Company incurred a restructuring charge of $2.7 million as part of its continuing efforts to reduce operating expenses. As part of this restructuring, the Company closed offices in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina, and reduced its workforce by 38 individuals. The restructuring charge was comprised of $226,000 for headcount reductions, and $2.5 million for facilities related costs. During the three months ended September 30, 2001, the Company increased the restructuring charge related to these facilities by $729,000 due to a decrease in estimated future sublease rental rates from changes in real estate market conditions. As of September 30, 2001 $1.3 million had been paid out on this restructuring accrual.

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

     The first quarter restructuring reserves are included in accounts payable and accrued liabilities at September 30, 2001. Detail related to the restructuring charges for the period ended September 30, 2001 are summarized below:

                                                                                             Balance at
                                                  Original                                  September 30,
First Quarter 2001 Restructuring Actions:          Charge       Increases      Utilized          2001
--------------------------------------------     ----------    -----------    ----------    -------------
Employee related                                 $      226    $         -    $      225    $           1
Facilities related                                    2,465            729         1,069            2,125
                                                 ----------    -----------    ----------    -------------
                                                 $    2,691    $       729    $    1,294    $       2,126
                                                 ==========    ===========    ==========    =============

                                                                                             Balance at
                                                  Original                                  September 30,
Balance Sheet Components:                          Charge       Increases      Utilized          2001
--------------------------------------------     ----------    -----------    ----------    -------------
Accounts payable and accrued liabilities         $    2,691    $       729    $    1,294    $       2,126
                                                 ----------    -----------    ----------    -------------
                                                 $    2,691    $       729    $    1,294    $       2,126
                                                 ==========    ===========    ==========    =============

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

     In the fourth quarter of 1999, the Company implemented a vertical business strategy. This vertical business strategy involved segmenting the Company's business along industry lines, through the creation of separate subsidiaries, and having these subsidiaries evolve into separate operating companies. During the year ended December 31, 2000, the CEO reviewed financial information presented on a consolidated basis accompanied by disaggregated information about revenues by Vertical Business Group for purposes of making operating decisions and assessing financial performance. Beginning in 2001, the Company's CEO reviews the Company's financial information on a consolidated basis only. The consolidated financial information reviewed by the CEO for the three and nine months ended September 30, 2001 is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company operates in a single operating segment, which is applications products and services.

     Revenues from operations outside of North America were approximately 25 percent of total revenues for the three months ended September 30, 2001 as compared to 22 percent of total revenues for the same period in 2000 while revenues from operations outside of North America were approximately 28 percent of total revenues for the nine months ended September 30, 2001 as compared to 14 percent during the same period in 2000. The Company's long-lived assets continue to be deployed predominantly in the United States.

     Three customers accounted for 18 percent, 14 percent, and 14 percent of the Company's total revenues for the three months ended September 30, 2001, as compared to two customers accounting for 19 percent and 12 percent of the Company's total revenues for the same period in 2000. No other single customer accounted for more than 10 percent of the Company's total revenues for the three months ended September 30, 2001 or the same period in 2000. Two customers accounted for 27 percent and 17 percent of the Company's total revenue during the nine months ended September 30, 2001 as compared to three customers accounting for 15 percent, 13 percent, and 10 percent of the Company's revenues for the same period in 2000. No other single customer accounted for more than 10 percent of the Company's total revenues for the nine months ended September 30, 2001 or the same period in 2000.

12.  Acquisition and Disposition

     On September 30, 1999, the Company entered into a Stock Purchase Agreement ("Agreement") with Barclays California Corporation ("BarCal") whereby the Company purchased the entire equity interest of BarCal in its wholly owned subsidiary, The LongView Group, Inc. ("LongView"). On October 7, 1999, the acquisition was closed. On March 15, 2001, the Company sold LongView for $29.0 million to Linedata Services. Accordingly, the operations of LongView have been included in the accompanying consolidated statements of operations for the Company from the acquisition through March 15, 2001. The Condensed Consolidated Statement of Operations for the nine months ended September 30, 2001 includes revenues of approximately $3.4 million and net income of approximately $370,000 related to the operations of LongView. The acquisition was accounted for using the purchase method of accounting.

     In connection with the sale of LongView, the Company deposited $2.9 million in an interest bearing escrow account to be used for settlement of indemnified claims that might arise over the eighteen months following sale, which is included in restricted cash on the Condensed Consolidated Balance Sheet at September 30, 2001. The Company also incurred a state income tax liability of approximately $1.5 million on the sale.

     The gain recognized on the sale of LongView is summarized as follows (in thousands):

                                                                     Amount
                                                                   ---------
         Total purchase price ...............................      $  29,000
              Less costs associated with sale ...............           (885)
                                                                   ---------
         Net proceeds from sale .............................         28,115
         Net book value of subsidiary .......................
              Current assets ................................      $  (1,455)
              Long-term assets ..............................        (21,441)
              Current liabilities ...........................          5,745
              Long-term liabilities .........................          2,807
                                                                   ---------
                                                                     (14,344)
                                                                   ---------
         Initial gain on sale                                      $  13,771
                                                                   ---------
         Proceeds for accounts receivable collection, less
         additional expenses ................................            177
         Agreement to release $1.2 million of escrowed funds
         to Linedata ........................................         (1,179)
                                                                   ---------
         Cumulative gain on sale ............................      $  12,769
                                                                   =========

     During the quarter ended September 30, 2001 the Company received an additional $177,000 from collection of accounts receivable, less additional closing costs.

     During the quarter ended September 30, 2001, the Company began negotiations of an agreement with Linedata, that was signed by the parties in October 2001, under which the parties agreed to release each other from certain claims they had or may have had against each other, and Linedata agreed to immediately release to the Company $1.8 million of the previously escrowed funds, with Linedata retaining the balance of $1.2 million. As a result, the Company reduced its gain on sale of LongView by $1.2 during the quarter ended September 30, 2001, and recognized a corresponding liability to Linedata of $1.2 million which is included in accrued liabilities in the Condensed Consolidated Balance Sheet at September 30, 2001. During October 2001, the Company received the $1.8 million released from the escrow account and Linedata received $1.2 million, as contemplated in the related agreement.

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

     One employee, who is no longer with the Company, exercised stock options for the purchase of 200,000 shares at a purchase price of $4.80 per share in the Company's insurance subsidiary during the three months ended March 31, 2000. No compensation expense has been provided for this option exercise as the exercise price was equivalent to the estimated fair market value of the insurance subsidiary stock at the date of grant. The insurance subsidiary provides large-scale e-business applications for leading customers in the insurance industry. In connection with this option exercise, the Company loaned the employee $960,000. During the three months ended December 31, 2000, the Company established an allowance against the total amount of this note. As of September 30, 2001, the related minority interest has been reduced to zero due to net operating losses incurred subsequent to the exercise of the stock options. During the three months ended June 30, 2001, the employee resigned from the subsidiary and agreed to transfer the shares back to the Company; and the Company agreed to cancel the outstanding loan. As a result of this event, the Company again owns 100 percent of its insurance subsidiary.

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

     No grants of subsidiary stock options and no issuances of subsidiary stock occurred during the three and nine months ended September 30, 2001.

14.  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's business, results of operations, financial position, or liquidity. The Company has no derivatives as of September 30, 2001.

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

     In July 2001, the FASB issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 on January 1, 2002.

     In June 2001, the FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt the provisions of SFAS No. 143 on January 1, 2003.

     In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company is required to adopt the provisions of SFAS No. 144 on January 1, 2002.

     The Company is currently evaluating these statements but does not expect that they will have a material effect on the Company's business, results of operations, financial position, or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as "expects," "intends," "anticipates," "should," "believes," "will," "plans," "estimates," "may," variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include: ability to generate sufficient cash flow; collectibility of final project payments; future customer revenue; increased employee and consultant costs due to project delays; limited operating history; ability to achieve cost reductions; general economic conditions arising from the events of September 11, 2001; customer complaints concerning our products and services, and the possibility of future additional complaints; shareholder complaints concerning alleged violation of securities laws, and the possibility of future additional complaints; possible de-listing; reduced comprehensive errors and omissions insurance coverage; attraction, training and retention of employees; variability of quarterly operating results; dependence on a small number of customers; customer's fulfillment of various responsibilities; completion of fixed-time, fixed-price contracts; risks associated with the functionality and timing of new product releases; longer than expected sales cycles; ability to accurately estimate resources required for new and existing projects; changes in industry accounting guidance; competitive factors; the mix of revenues derived from license sales as compared to services; protection of intellectual property; retention of key project and management personnel; entering into, maintaining and ending strategic partnerships; and risks associated with the separation of The LongView Group, Inc. from TenFold's operations. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by TenFold Corporation with the Securities and Exchange Commission, including but not limited to, the most recent reports on Forms 10-Q and 10-K. Some of these factors are described under the section entitled "Factors That May Affect Future Results and Market Price of Stock."

Business Overview

     TenFold is the provider of the Universal Application(TM) Applications platform, a software environment which simplifies the development, deployment into production and maintenance of mission-critical, enterprise applications. The Universal Application enables teams of predominantly business users to design, build, test, deploy, and maintain complex, transaction-intensive, internet-ready applications faster and at significantly lower cost than other applications development technologies.

     The Universal Application is a tightly integrated development and maintenance environment and a powerful, efficient, scalable run-time environment. This integrated development and maintenance environment includes: business rules definitions; automatic Structured Query Language (SQL) generation; automated user interface generation; Windows and Web-enablement; integrated product testing, report generation, and data analysis; portability across relational databases, operating systems and networks; and, code-less means for integrating Universal Application-based applications with legacy and third party applications.

     The Universal Application platform has been in development over 8 years, contains more than 2.5 million lines of C and C++ code, and is protected by three issued patents. With the Universal Application, applications developers with little or no traditional programming skills can build and maintain an application by describing the application's desired data and functionality without needing to program in C, C++, Java, HTML, SQL or other programming languages.

     While there are many companies supplying application development tools, TenFold believes there is no other Applications platform supplier with technology capable of addressing the scale and robustness required by the complex applications which have been built on the Universal Application.

     Several enterprise-scale, mission-critical applications are in production using the underlying Universal Application technology at companies such as Abbey National Bank, Allstate, Ameritech, Barclays Global Investors, iplan networks, and others. Our customers are deriving previously difficult to realize business benefits from their applications through the ability to maintain business rules on-the-fly. A major insurance company, for example, determined that it can introduce new multi-state insurance rate structures (i.e., business rules) in hours versus weeks. Speed to application production and application maintainability - of both business rules and underlying hardware, operating system and databases - are the hallmarks of the Universal Application.

     TenFold has a technology that makes building complex applications three to ten times cheaper, easier, and faster. TenFold has learned that customer business analysts can use the Universal Application to build better applications than consultants or traditional programmers due to their detailed knowledge of their business requirements. With this understanding, we have re-focused our business from building applications for customers to providing the Universal Application to customers and providing assistance and oversight as their business teams build applications. The power of the Universal Application lies not only in the foundation it provides to build robust, transaction-intensive and complex rule-based applications, but that it can be efficiently used by business analysts versus a traditional team of IT developers.

     TenFold will continue to market the Universal Application and support future customers using this model.

     On November 16, 2001 we entered into an expanded relationship with an existing customer, Allstate, which exemplifies this new business model. Through this relationship, Allstate will receive support, training, and time-and-material services from TenFold with the aim of enhancing Allstate's ability to independently use Universal Application for applications development within Allstate. Additionally, Allstate will have certain of its representatives join the TenFold development team to receive training on core Universal Application technology with the aim of providing Allstate with the ability to maintain Universal Application internally, should it so desire.

     Business History

     From 1993 through 1995, we engaged primarily in the development of our patented Universal Application technology and derived revenue primarily from technology development and consulting projects, generally on a time-and-materials basis. In 1996, we began using our Universal Application to develop Universal Application-based applications. From 1997 through 2000, we derived the majority of our revenues from fixed-price, fixed-time applications development projects in which we offered a money-back guarantee (the "TenFold Guarantee"). Starting in 1998, we also began reselling vertical applications products that we had previously developed for other customers. In 1999 and early 2000 we signed several large, fixed-price, build-for-hire contracts with customers and hired many new employees. Also, at this time, we formed and began operation of six vertical market and two horizontal subsidiary companies or divisions.

     During the year ended December 31, 2000, we experienced several difficult quarters. Our guaranteed fixed-price business model and difficulties in delivering some projects by the guaranteed date led to several customer disputes and prevented us from collecting final payments on several projects. We currently have unresolved disputes with three customers and one business partner.

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

     Evaluated Strategic Alternatives - We evaluated three potential, alternative, strategic options for TenFold: technology platform company; vertical applications product company; or, systems integration services company. We have chosen, and we believe that we are solidly positioned, to transform TenFold into a technology platform company built on our Universal Application technology platform.

     Changed Business Model - Beginning in the fourth quarter of 2000, we no longer offer the TenFold Guarantee, and we provide new applications development and implementation services on a time-and-materials basis, rather than on a fixed-price, fixed-time basis.

     Launched Universal Application Sales - During the first quarter of 2001 we began to more actively promote the Universal Application to customers desiring to use it to build their own Universal Application-based applications. In the first half of 2001, one of our customers, a major insurance company, implemented in ten states an insurance application that it developed using the Universal Application.

     Realizing the Value of Our Vertical Applications Portfolio - Over the past twelve months, we have completed several best-of-breed applications products for the communications, energy, financial services, and insurance markets. We continue to build other vertical market applications products which we expect to complete over the next several quarters. During the second quarter of 2001, we formalized our vertical applications portfolio strategy. We hope to enter into value added reseller (VAR) agreements with application companies which will take ownership of the intellectual property, support, maintenance and marketing of specific vertical market applications products. TenFold hopes to structure these agreements to include up-front and/or ongoing payment streams to TenFold. We believe this will accelerate broader market distribution at a significantly lower cost than TenFold could achieve through development of its own applications marketing and sales, and improve economies of scale in support, training and maintenance to the benefit of potential customers. We believe that because this will accelerate and broaden distribution of Universal Application-based applications, it will also accelerate introduction of the Universal Application.

     From time to time, we expect to continue to identify unmet vertical applications market needs, enter into time-and-materials build-for-hire arrangements, build applications using the Universal Application and exploit the value of the applications products in the manner described above. We expect these projects to provide opportunities for us to showcase our technology, to maintain world-class Universal Application-based applications development expertise, and to generate cash from service and license revenue and/or from the sale of vertical applications product assets.

     Laid Groundwork for Future Success
     ----------------------------------

     During 2001, we strengthened our delivery capabilities, improved customer relationships and commenced Universal Application sales initiatives.

     Strengthened Delivery Capabilities - During the first quarter of 2001, we centralized management of our delivery organization. We achieved positive delivery results during 2001 as we leveraged our experienced personnel for each of our customer projects, improved project management controls, and provided centralized oversight of all on-going projects. The improvements in our applications delivery process has led to a significant improvement in our ability to estimate project man-days remaining.

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

     During the third quarter of 2001, we completed the production implementation of Enterprise Relationship Manager, an end-to-end business infrastructure platform designed exclusively for next-generation Internet and communications service providers, for an international communications company; and completed delivery of an integrated insurance policy rating and administration application for production testing to a major property and casualty insurance provider. Working with a major property and casualty insurer and a hardware provider, at a scalability benchmarking center, we demonstrated that the Universal Application scales vertically by supporting 5000+ simultaneous users on one computer, scales horizontally by doubling capacity to 10,000+ simultaneous users on two computers, and effectively parallelizes batch processes by renewing 30,000 policies, in 60 batches of 500 each, in 39 minutes total.

     Improving Customer Relationships - Strengthened account management and delivery capabilities have enabled improvement in our customer relationships. Our customers' affirmation of their commitment to TenFold's technology and our ability to deliver their business applications has, in many instances, resulted in our applications moving (or being scheduled to move) into production, formal acceptance of TenFold's completion of existing fixed-price contracts, expansion of license scope and entering into new time-and-materials based services contracts.

     Commenced Sales Initiatives - During the second quarter of 2001, we took two important actions to begin to rebuild momentum for new sales of our Universal Application technology and related products and services. First, we made a commitment to securing an indirect sales and delivery channel for the Universal Application. We are in active negotiations with information technology and consulting services and applications products organizations to enter into VAR relationships. We hope that VAR relationships will be a significant source of revenue growth for TenFold in 2002 and beyond. Second, we hired a seasoned technology sales executive to lead our direct sales initiatives of the Universal Application and our vertical applications products. We hired additional technical and industry-specific sales talent during the third quarter of 2001 to execute against our focused business model. In addition, we began developing marketing initiatives around the Universal Application. Strategic marketing initiatives including focused print advertising and rebuilding of our Web site have been in development with plans for launch during the fourth quarter of 2001.

     On November 16, 2001 we entered into an expanded relationship with an existing customer, Allstate, which represents our first significant transaction under our new sales and business model. Through this relationship, Allstate will receive support, training, and time-and-materials services from TenFold with the aim of enhancing Allstate's ability to independently use Universal Application for applications development within Allstate. Additionally, Allstate will have certain of its representatives join the TenFold development team to receive training on core Universal Application technology with the aim of providing Allstate with the ability to maintain Universal Application internally, should it so desire.

     Demonstrated Ability to Execute - During the third quarter of 2001, we demonstrated our ability to execute to our new business model with significant ongoing time-and-materials services and new customer pilots. However, like most businesses, we have experienced the ripple effect of the events of September 11, 2001. In several cases, existing customers decided to scale-back project commitments or delay project expansions and prospective customers decided to postpone entering into new contracts. These decisions reduced our revenue and cash flow for the third quarter of 2001 from what we previously expected.

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

     Restructured Business - From November 2000 to September 30, 2001, we have reduced our headcount from approximately 744 to 246, and reduced the number of principal operating offices from 13 to 4.

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

     We anticipate the impact of the three restructurings to generate annualized savings of $57 million. As a consequence of our November 2000 restructuring we reduced annualized operating costs by approximately $40 million. We expect the March 2001 restructuring to generate additional annualized savings of approximately $9 million. We expect the June 2001 restructuring to generate additional annualized savings of approximately $8 million.

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

     During the third quarter of 2001, we terminated or subleased 22,000 square feet of office space lease obligations resulting in monthly savings of $62,000. Through the first three quarters of 2001 we have terminated or subleased a total of 105,000 square feet of office space lease obligations.

     We recently restructured our financial obligations with three equipment lessors. The payment restructuring will reduce our payments by approximately $497,000 per quarter from the fourth quarter of 2001 through the 1st quarter of 2002. Beginning in April 2002, we are required to resume paying pre-restructuring lease payment amounts through September 30, 2002. After September 30, 2002, we are required to pay pre-restructuring lease payment amounts plus approximately one twelfth of the deferred amount until paid in full. In addition, we are in the process of working with our primary lender to restructure payment obligations. See "Liquidity and Capital Resources" for additional information.

     Resolving Customer Disputes - In the first nine months of 2001, we have favorably resolved seven customer disputes, one in Q1, four in Q2, and two in Q3, as follows:

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

          SCEM - On August 27, 2001, we entered into a Confidential Settlement Agreement and Release with Southern Company Energy Marketing L.P. ("SCEM") dismissing all claims each party had against the other. Our errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sum above the $100,000 of self-insurance retention we already paid to cover legal defense costs.

          Utica - On August 16, 2001, we entered into a Confidential Settlement Agreement and Release with Utica Mutual Insurance Company dismissing all claims each party had against the other. Our errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sum above the $100,000 of self-insurance retention we already paid to cover legal defense costs.

          Unnamed Customer - As we have previously disclosed, on April 4, 2001, we received a letter from a customer alleging that we had materially breached our contract with that customer. On May 2, 2001, we entered a Termination and Settlement Agreement with this customer under which the customer agreed to pay TenFold a compromised and confidential settlement amount for services we provided to this customer.

          In none of these settlement agreements did any party admit liability. Our errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sum above the self-insurance retention we paid to cover legal defense costs. With the resolution of these disputes, we now have unresolved disputes with three customers and one business partner. See "Legal Proceedings" for additional information.

     Other Legal Matters - There are two other legal matters worthy of summary:

          Stockholder Matters - On or after August 12, 2000, six complaints were filed in the United States District Court of Utah alleging that we and certain of our officers violated certain federal securities laws. On October 30, 2000, our motion to consolidate the six complaints into one class action complaint was granted. On March 7, 2001, the court appointed lead plaintiffs and lead class counsel. On May 1, 2001, the plaintiffs filed an amended consolidated complaint. TenFold filed a motion to dismiss the amended complaint on June 19, 2001. The court has scheduled a hearing on this motion to dismiss for November 26, 2001. Our outside legal counsel is not able to provide an opinion on the probable outcome of the claim. No provision for loss has been recorded in our Condensed Consolidated Financial Statements. See "Legal Proceedings" for additional information.

          On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming TenFold, certain of its officers and directors, and certain underwriters of TenFold's initial public offering as defendants. The complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. TenFold and certain of its officers and directors are named in the complaints pursuant to Sections 11 and 15 of the Securities Act of 1933. TenFold intends to defend this action vigorously. No provision for loss has been recorded in our Condensed Consolidated Financial Statements. See "Legal Proceedings" for additional information.

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

     Recent Developments - We have seen some softening of demand on key customer accounts subsequent to the events of September 11, 2001. Industry and financial experts are specifically forecasting a slowing trend in upcoming months in four specific business sectors:

     .    Insurance services
     .    Travel and hospitality services
     .    Retail support services
     .    Financial services

     We have industry sector exposure with at least four of our major customers. Our project managers are proactively monitoring and working closely with customer teams and customer executive management to maintain full project staffing, to increase utilization, and to ensure continuation of projects during the fourth quarter of 2001.

     Subsequent to the end of the third quarter of 2001, one of our customers notified us of their intention to cancel their applications development project and some notified us of their intention to reduce their time and materials commitment due to changes in their businesss priorities. See "Revenue Recognition" for additional information about the possible financial effects of these cancellations on results for the fourth quarter of 2001.

     On November 16, 2001 we significantly expanded our relationship with Allstate. This expanded relationship includes a Universal Application license and specific commitments for support, training, and time-and-materials services. Additionally, Allstate will have certain of its representatives join the TenFold development team to receive training on core Universal Application technology with the aim of providing Allstate with the ability to maintain Universal Application internally, should it so desire.

Results of Operations

     We had third quarter 2001 revenues of $10.4 million, operating profits of $1.4 million, and net income of $151,000.

     The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold's statements of operations to total revenues.

                                                                 Three Months             Nine Months
                                                             Ended September 30,     Ended September 30,
                                                            --------------------    ---------------------
                                                              2001         2000       2001        2000
                                                            -------      -------    --------    ---------
Revenues:
     License .............................................        7%          21%         18%         21%
     Services ............................................       93%          79%         82%         79%
                                                            -------     --------    --------    --------
         Total revenues ..................................      100%         100%        100%        100%
                                                            -------     --------    --------    --------

Operating expenses:
     Cost of revenues ....................................       26%          96%         49%         60%
     Sales and marketing .................................        6%          30%         11%         25%
     Research and development ............................       25%          34%         25%         25%
     General and administrative ..........................       19%          44%         21%         21%
     Amortization of goodwill and acquired intangibles ...        -            6%          2%          4%
     Amortization of deferred compensation ...............        2%           1%          2%          1%
     Special charges .....................................        9%           -          20%          -
                                                            -------     --------    --------    --------
         Total operating expenses ........................       87%         211%        130%        136%
                                                            -------     --------    --------    --------

Income (loss) from operations ............................       13%        -111%        -30%        -36%
Total other income, net ..................................      -10%           2%         30%          2%
                                                            -------     --------    --------    --------
Income (loss) before income taxes ........................        3%        -109%          0%        -34%
Provision (benefit) for income taxes .....................        2%           3%          8%         -1%
Net income (loss) ........................................        1%        -112%         -8%        -33%
                                                            =======     ========    ========    ========

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

     We recognize license revenues from vertical application product sales and Universal Application development licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: we have signed a noncancellable license agreement with nonrefundable fees; we have shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the vertical application license or the Universal Application development licenses are sold separately or when a Universal Application development license is sold with an application development project. License fees recognized upon achieving these criteria, for the three months ended September 30, 2001 were $0 as compared to $1.7 million for the three months ended September 30, 2000. License fees recognized upon achieving these criteria, for the nine months ended September 30, 2001 were $1.2 million as compared to $6.5 million for the nine months ended September 30, 2000. Services relating to the Universal Application development licenses only include post contract customer support services. Services for vertical application product licenses do not add significant functionality, features, or significantly alter the software. In addition, similar services are available from other vendors; there are no milestones or customer specific acceptance criteria which affect the realizability of the software license fee; and the software license fee is non-cancelable and non-refundable.

     The following table sets forth, for the periods indicated, the revenue recognized by type (in thousands):

                                                     Three Months ended               Nine Months
                                                        September 30,             ended September 30,
                                                  ------------------------    -------------------------
                                                     2001          2000          2001           2000
                                                  ------------------------    -------------------------
Products:
  Universal Application development license
revenue                                           $        -    $    1,693    $        -     $        -
  Vertical application product license revenue             -             -         1,182          6,480
Solutions:
  Percentage-of-completion license revenue               748         2,345         6,662          9,826
                                                  ------------------------    -------------------------
                          Total license revenues  $      748    $    4,038    $    7,844     $   16,306


 Percentage-of-completion service revenue              3,132        12,971        21,624         55,512
 Time-and-materials service revenue                    4,854             -         9,782              -
 Maintenance revenue                                   1,095         1,296         2,809          3,239
 Training revenue                                        554           582         1,041          1,870
                                                  ------------------------    -------------------------
                         Total services revenues  $    9,635    $   14,849    $   35,256     $   60,621
                                                  ------------------------    -------------------------
                                  Total revenues  $   10,383    $   18,887    $   43,100     $   76,927
                                                  ========================    =========================

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

     For certain projects, we limit revenue recognition in the period to the amount of direct and indirect project costs incurred in the same period, and postpone recognition of profits until results can be estimated more precisely. Beginning with the three months ended June 30, 2000 we applied this "zero profit" methodology to two existing projects. We added two additional existing projects and one new project to the "zero profit" methodology during the three months ended September 30, 2000. At December 31, 2000, we applied this "zero profit" methodology to all fixed-price projects except those relating to our Revenue Manager and LongView applications. At September 30, 2001, we are applying this "zero profit" methodology to all fixed-price projects. The total project values for ongoing projects at September 30, 2001 accounted for using the "zero profit" methodology is approximately $22.2 million. Revenue recognized from projects on this "zero profit" methodology during the three months ended September 30, 2001 was $3.9 million as compared to $858,000 during the three months ended September 30, 2000, while revenue recognized from these projects during the nine months ended September 30, 2001 was $25.1 million as compared to $8.9 million during the nine months ended September 30, 2000. Revenue recognized during the three months ended September 30, 2001 on the "zero profit" methodology for ongoing projects was $2.0 million with equal amounts of cost; while revenue recognized on terminated projects during the same period was $1.9 million, representing profits recognized upon termination of remaining project obligations, with no corresponding costs.

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

     During October 2001, we received notice that a customer was canceling their fixed-price contract. Effective November 14, 2001, we entered into a Termination Agreement with the customer which releases each party of remaining obligations under the fixed-price contract including obligations under the TenFold Guarantee. We have recognized no revenue from this contract during the three months ended September 30, 2001, and recognized $673,000 during the same period of 2000. We recognized no revenue from this contract during the nine months ended September 30, 2001, and recognized $3.3 million during the same period of 2000. As a result of the Termination Agreement we expect to recognize $2.0 million of deferred revenue and $2.0 million of deferred project expenses during the three months ending December 31, 2001. Additionally, we recorded an accrual for costs to complete the contract obligations under the fixed-price contract of $84,000 at September 30, 2001. We incurred these costs during October 2001 prior to the cancellation of the contract.

     We have two customers with guarantees in their fixed-price contracts. We believe that the application and required deliveries under the contracts will comply with the contractual terms of our customer agreements; however these guarantees represent a risk to us. Missing any of the deliveries for these customers may have a material adverse impact on our business, results of operations, financial position, or liquidity.

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

     Revenues

     Total revenues decreased $8.5 million, or 45 percent, to $10.4 million for the three months ended September 30, 2001, as compared to $18.9 million for the same period in 2000, while total revenues decreased $33.8 million, or 44 percent, to $43.1 million for the nine months ended September 30, 2001, as compared to $76.9 million for the same period in 2000. The decrease in revenues during the three and nine months ended September 30, 2001 is primarily due to lower sales, and limiting revenue recognition on certain fixed-price projects to costs incurred. Revenue recognized during the three months ended September 30, 2001 on the "zero profit" methodology for ongoing projects was $2.0 million with equal amounts of cost; while revenue recognized on terminated projects during the same period was $1.9 million, representing profits recognized upon termination of remaining project obligations, with no corresponding costs.

     License revenues decreased $3.3 million, or 81 percent, to $748,000 for the three months ended September 30, 2001 as compared to $4.0 million for the same period in 2000, while license revenues decreased $8.5 million, or 52 percent, to $7.8 million for the nine months ended September 30, 2001 as compared to $16.3 million for the same period in 2000. We recognize license revenues from vertical application product sales and some Universal Application development license sales when we have a signed noncancellable license agreement with fixed and determinable nonrefundable fees, we have shipped the product, and there are no uncertainties surrounding acceptance of the product or collection of the stated fees. Due primarily to the reasons for lower overall revenues described above, license sales for these products were lower for the three and nine months ended September 30, 2001 than for the same periods in 2000.

     Service revenues decreased $5.2 million, or 35 percent, to $9.6 million for the three months ended September 30, 2001 as compared to $14.8 million for the same period in 2000, while service revenues decreased $25.4 million, or 42 percent, to $35.3 million for the nine months ended September 30, 2001 as compared to $60.6 million for the same period in 2000. Service revenues decreased for the three and nine months ended September 30, 2001 compared to the same periods in 2000 due primarily to the reasons for lower overall revenues described above.

     Revenues from operations outside of North America were approximately 25 percent of total revenues for the three months ended September 30, 2001 as compared to 22 percent of total revenues for the same period in 2000 while revenues from operations outside of North America were approximately 28 percent of total revenues for the nine months ended September 30, 2001 as compared to 14 percent during the same period in 2000. The Company's long-lived assets continue to be deployed predominantly in the United States.

     Three customers accounted for 18 percent, 14 percent, and 14 percent of the Company's total revenues for the three months ended September 30, 2001, as compared to two customers accounting for 19 percent and 12 percent of the Company's total revenues for the same period in 2000. No other single customer accounted for more than 10 percent of the Company's total revenues for the three months ended September 30, 2001 or the same period in 2000. Two customers accounted for 27 percent and 17 percent of the Company's total revenue during the nine months ended September 30, 2001 as compared to three customers accounting for 15 percent, 13 percent, and 10 percent of the Company's revenues for the same period in 2000. No other single customer accounted for more than 10 percent of the Company's total revenues for the nine months ended September 30, 2001 or the same period in 2000.

     We believe that period to period comparisons between license and services revenues are not necessarily indicative of future performance given the nature of our product and services offerings, the relative emphasis we apply to these offerings in any given period, and changes in our business model.

Operating Expenses

     Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide application development and implementation, support, and training services. Cost of revenues decreased $15.4 million, or 85 percent, to $2.7 million for the three months ended September 30, 2001 compared to $18.1 million for the same period in 2000, while cost of revenues decreased $24.8 million, or 54 percent, to $21.3 million for the nine months ended September 30, 2001 compared to $46.1 million for the same period in 2000. Cost of revenues as a percentage of total revenues was 26 percent for the three months ended September 30, 2001 as compared to 96 percent for the same period in 2000, while cost of revenues as a percentage of total revenues was 49 percent for the nine months ended September 30, 2001 as compared to 60 percent for the same period in 2000. The decrease in absolute dollars, and as a percentage of total revenues, between periods was primarily due to having fewer employees working on customer projects, support and training due to the reduction in our workforce associated with our restructuring actions and employee attrition. In addition, costs of revenues decreased during the three months ended September 30, 2001 due to a net decrease in estimated project loss accruals of $2.8 million, due primarily to the settlement of related customer litigation without further cost to TenFold. See "Legal Proceedings" for additional information.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses decreased $5.0 million, or 88 percent, to $678,000 for the three months ended September 30, 2001 as compared to $5.6 million for the same period in 2000, while sales and marketing expenses decreased $14.0 million, or 74 percent, to $4.9 million for the nine months ended September 30, 2001 as compared to $18.9 million for the same period in 2000. Sales and marketing expenses as a percentage of total revenues were 6 percent for the three months ended September 30, 2001 as compared to 30 percent for the same period in 2000, while sales and marketing expenses as a percentage of total revenues were 11 percent for the nine months ended September 30, 2001 as compared to 25 percent for the same period in 2000. The decrease in sales and marketing expenses in absolute dollars, and as a percentage of total revenues, was due to having fewer sales and marketing employees and our allocation of our resources towards completion of our application development projects rather than to sales and marketing activities.

     Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $3.9 million, or 60 percent, to $2.6 million for the three months ended September 30, 2001 as compared to $6.5 million for the same period in 2000, while research and development expenses decreased $8.7 million, or 45 percent, to $10.5 million for the nine months ended September 30, 2001 as compared to $19.3 million for the same period in 2000. Research and development expenses as a percentage of total revenues were 25 percent for the three months ended September 30, 2001 as compared to 34 percent for the same period in 2000, while research and development expenses as a percentage of total revenues were 25 percent for the nine months ended September 30, 2001 as compared to 25 percent for the same period in 2000. Research and development expenses decreased due primarily to having fewer research and development employees during the three and nine months ended September 30, 2001, than in the same periods of 2000.

     General and Administrative. General and administrative expenses consist primarily of allowances for doubtful accounts, the costs of executive management, finance and administrative staff, recruiting, business insurance, and professional fees. General and administrative expenses decreased $6.4 million, or 77 percent, to $1.9 million for the three months ended September 30, 2001 as compared to $8.3 million for the same period in 2000, while general and administrative expenses decreased $7.1 million, or 44 percent, to $9.2 million for the nine months ended September 30, 2001 as compared to $16.3 million for the same period in 2000. General and administrative expenses as a percentage of total revenues were 19 percent for the three months ended September 30, 2001 as compared to 44 percent for the same period in 2000, while general and administrative expenses as a percentage of total revenues were 21 percent for the nine months ended September 30, 2001 as compared to 21 percent for the same period in 2000. The decreases in general and administrative expenses during the three and nine months ended

September 30, 2001 compared to the same periods in 2000 was primarily due to lower provisions for doubtful accounts during the current periods, and having fewer general and administrative employees due to the reduction in our workforce associated with our restructuring actions and employee attrition.

     Amortization of Goodwill and Acquired Intangibles. Amortization of goodwill and acquired intangibles resulted from the acquisition of The LongView Group, Inc. ("LongView"). The remaining intangible assets, after the write-off of in process research and development, totaled $24.6 million and were amortized over the expected lives of the goodwill and intangibles until we sold LongView on March 15, 2001. These lives ranged from five to seven years. We recorded amortization expense of goodwill and acquired intangibles of $0 and $962,000 for the three and nine months ended September 30, 2001, respectively, as compared to $1.2 million for the three months ended September 30, 2000, and $3.5 million for the nine months ended September 30, 2000.

     On March 15, 2001 we sold The LongView Group, Inc. to Linedata Services for $29.0 million in cash. See Note 12 of "Notes to Condensed Consolidated Financial Statements" for additional information. As a result, we did not incur any further charges for amortization of goodwill and acquired intangibles related to LongView after March 15, 2001.

     Amortization of Deferred Compensation. Deferred compensation, along with the associated amortization, results from the granting of stock or stock options when there is a difference between the purchase or exercise price and the deemed fair value of the common stock at the time of such grants. Certain grants during 1997, 1998, 1999 and 2001 were issued at a price that was less than the deemed fair value at the grant date. We are amortizing these amounts over the vesting periods of the applicable options, resulting in amortization expense of $185,000 for the three months ended September 30, 2001 as compared to $275,000 for the same period in 2000, and amortization expense of $698,000 for the nine months ended September 30, 2001 as compared to $942,000 for the same period in 2000. When employees who were granted these options leave TenFold, we reduce the associated deferred compensation. The decreases in amortization expense for the three and nine months ended September 30, 2001 as compared to the same periods of 2000, are due to employees leaving TenFold, and were partially offset by an increase in amortization expense related to a restricted stock grant made in 2001 that has deferred compensation of $280,000 associated with it.

     Special Charges. Special charges for the nine months ended September 30, 2001 include $3.8 million in asset impairment charges, and $4.7 million in restructuring charges.

     Asset Impairment Charge. During the nine months ended September 30, 2001, we restructured operations to reduce operating expenses. As part of the restructuring, we closed facilities in Atlanta, Georgia; Foster City, California; Irving, Texas; Raleigh, North Carolina; Park Ridge, New Jersey; and Salt Lake City, Utah. We had $1.8 million of leasehold improvements, furniture and fixtures, and other assets in these offices that we determined had no future value to us and are no longer in active use. In addition we determined that $1.1 million of computer equipment was also similarly impaired as a result of these restructuring activities. We also determined that we would not be able to sell our Marin County land and building for the amount we had previously expected, and as a result we recorded a further asset impairment charge of $865,000 on this asset. Accordingly, the Company recorded asset impairment charges of $135,000 and $3.8 million for the three and nine months ended September 30, 2001, respectively.

     Second Quarter 2001 Restructuring Charge. During the three months ended June 30, 2001, we incurred a restructuring charge of $1.2 million as part of our continuing efforts to reduce operating expenses. As part of this restructuring, we decided to vacate a portion of our Salt Lake City, Utah facilities, terminate our office lease expansion requirement in Chicago, Illinois, vacate our office in Park Ridge, New Jersey, and reduce our workforce by 70 individuals. The restructuring charge was comprised of $300,000 for headcount reductions, and $900,000 for facilities related costs. During the three months ended September 30, 2001, we increased the restructuring charge related to these facilities by $47,000 due to changes in estimated future net facilities related payments. As of September 30, 2001, $696,000 had been paid out on this restructuring accrual.

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

     In connection with the restructuring actions, we terminated the employment of 70 employees, consisting primarily of administrative employees and applications development employees in various locations. All employees associated with these restructuring actions were notified as of June 14, 2001. As of the date of these financial statements, we have terminated the Chicago, Illinois expansion requirement and Park Ridge, New Jersey lease, and are pursuing sublease arrangements for a vacated portion of our Salt Lake City, Utah facilities.

     We expect to generate annualized savings of approximately $7.9 million ($0.22 per share) as a result of this restructuring in the following areas: $4.0 million in reduced cost of revenues, $900,000 in reduced sales and marketing expenses, $1.2 million in reduced research and development expenses, and $1.8 in reduced general and administrative expenses.

     The second quarter restructuring reserves are included in accounts payable and accrued liabilities at September 30, 2001. Details related to the restructuring charges for the period ended September 30, 2001 are summarized below:

                                                                            Balance at
     Second Quarter 2001 Restructuring      Original                       September 30,
                   Actions:                  Charge    Increases  Utilized      2001
------------------------------------------  --------   ---------  -------- -------------
Employee related                            $    340   $      -   $    337 $           3
Facilities related                               905         47        359           593
                                            --------   --------   -------- -------------
                                            $  1,245   $     47   $    696 $         596
                                            ========   ========   ======== =============

                                                                            Balance at
                                            Original                       September 30,
Balance Sheet Components:                    Charge    Increases  Utilized      2001
------------------------------------------  --------   ---------  -------- -------------
Accounts payable and accrued liabilities    $  1,245   $     47   $    696 $         596
                                            --------   --------   -------- -------------
                                            $  1,245   $     47   $    696 $         596
                                            ========   ========   ======== =============

     First Quarter 2001 Restructuring Charge. During the three months ended March 31, 2001, we incurred a restructuring charge of $2.7 million as part of our continuing efforts to reduce operating expenses. As part of this restructuring, we closed offices in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina, and reduced our workforce by 38 individuals. The restructuring charge was comprised of $226,000 for headcount reductions, and $2.5 million for facilities related costs. During the three months ended September 30, 2001, we increased the restructuring charge related to these facilities by $729,000 due to a decrease in estimated future sublease rental rates from changes in real estate market conditions. As of September 30, 2001 $1.3 million had been paid out on this restructuring accrual.

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

     We expect to generate annualized savings of approximately $9 million ($0.26 per share) as a result of this restructuring in the following areas: $5 million in reduced cost of revenues, $200,000 in reduced sales and marketing expenses, $3 million in reduced research and development expenses, and $500,000 in reduced general and administrative expenses.

     The first quarter restructuring reserves are included in accounts payable and accrued liabilities at September 30, 2001. Details related to the restructuring charges for the period ended September 30, 2001 are summarized below:

                                                                                                Balance at
                                                  Original                                     September 30,
 First Quarter 2001 Restructuring Actions:         Charge       Increases      Utilized            2001
-------------------------------------------      ----------    -----------    ----------      --------------
 Employee related                                $      226    $         -    $      225      $            1
 Facilities related                                   2,465            729         1,069               2,125
                                                 ----------    -----------    ----------      --------------
                                                 $    2,691    $       729    $    1,294      $        2,126
                                                 ==========    ===========    ==========      ==============

                                                                                                Balance at
                                                  Original                                     September 30,
 Balance Sheet Components:                         Charge       Increases      Utilized            2001
-------------------------------------------      ----------    -----------    ----------      --------------
 Accounts payable and accrued liabilities        $    2,691    $       729    $    1,294      $        2,126
                                                 ----------    -----------    ----------      --------------
                                                 $    2,691    $       729    $    1,294      $        2,126
                                                 ==========    ===========    ==========      ==============

     Total Other Income, net

     Net total other income decreased $1.5 million, to a loss of $1.0 million for the three months ended September 30, 2001 compared to income of $442,000 for the same period in 2000, while net other income increased $11.3 million, to $12.9 million for the nine months ended September 30, 2001 compared to $1.7 million for the same period in 2000. The decrease for the three months ended September 30, 2001 as compared to the same period in 2000 was due primarily to our reducing our gain on sale of LongView by $1.2 million during this period, as a result of our agreeing to release $1.2 million of previously escrowed funds to Linedata. Linedata agreed to release the remaining $1.8 million of previously escrowed funds to us. The increase for the nine months ended September 30, 2001 as compared to the same period in 2000, was primarily due to a gain of approximately $12.8 million on the sale of The LongView Group, Inc. to Linedata Services on March 15, 2001. See Note 12 of "Notes to Condensed Consolidated Financial Statements" for additional information.

     Provision for Income Taxes

     The provision for income taxes was $209,000 for the three months ended September 30, 2001 as compared to a provision of $543,000 for the same period of 2000, while the provision for income taxes was $3.4 million for the nine months ended September 30, 2001 as compared to a benefit of $905,000 for the same period of 2000. The provision for the three months ended September 30, 2001 is for foreign taxes, while the provision for the nine months ended September 30, 2001 is primarily for income taxes on the gain from our sale of The LongView Group, Inc., foreign taxes, and an adjustment to record a valuation allowance against the remaining net tax assets.

     As of September 30, 2001, management continues to recognize a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

Other Matters

     The timing and amount of cash received from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue and unbilled accounts receivable in any given period. We record billings and cash received in excess of revenue earned as deferred revenue. Our deferred revenue balance at September 30, 2001 was $14.2 million. We expect to recognize most of this amount as revenue within the next twelve months. Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned, and from application of the "zero profit" margin methodology described above. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed. We bill customers as payments become due under the terms of the customer's contract. We consider current information and events regarding our customers and their contracts and establish allowances for doubtful accounts when it is probable that we will be unable to collect amounts due under the terms of existing contracts.

Liquidity and Capital Resources

     We have funded our operations to date primarily through cash flows from operations, through cash generated from our initial public offering in May 1999, the private sale of securities, and through the use of lines of credit and equipment leases. During the nine months ended September 30, 2001 we also used proceeds from our sale of The LongView Group, Inc. to help fund operations.

     Net cash used in operating activities was $26.7 million for the nine months ended September 30, 2001 as compared to $15.5 million net cash used in operating activities during the nine months ended September 30, 2000. The increase in cash flows used in operating activities was due primarily to lower cash inflows from lower new sales and revenues.

     Net cash provided by investing activities was $22.0 million for the nine months ended September 30, 2001 as compared to net cash used of $13.5 million during the nine months ended September 30, 2000. During the three months ended March 31, 2001, we sold The LongView Group, Inc. to Linedata Services for $29.0 million. The additions to restricted cash for the nine months ended September 30, 2001, are primarily for deposits to secure letters of credit in the amount of $3.5 million and $2.9 million placed in escrow as required by our agreement with Linedata Services. See Note 12 of "Notes to Condensed Consolidated Financial Statements" for additional information related to the escrow arrangement with Linedata Services.

     Net cash used in financing activities was $3.4 million for the nine months ended September 30, 2001 as compared to $3.8 million net cash used in financing activities during the nine months ended September 30, 2000. Net cash used by financing activities for the nine months ended September 30, 2001 resulted primarily from principal payments on notes and capital leases of $4.1 million, which were partially offset by proceeds of $533,000 from the issuance of shares under the employee stock purchase plan.

     On January 18, 1999, we entered into a Revolving Line of Credit (the "Credit Facility") providing for borrowings of up to $5.0 million. The Credit Facility included covenants relating to the maintenance of certain financial ratios and cash balances and limiting the payment of dividends. Through a series of modifications, we increased the availability under the Credit Facility to $15.0 million and established the ability to issue letters of credit against this availability. We agreed to secure outstanding letters of credit with compensating cash balances upon default or expiration of the Credit Facility. During 2000, we obtained letters of credit of approximately $3.5 million related to office leases and $2.0 million to secure a performance bond. On November 15, 2000 our ability to borrow under the Credit Facility expired. We had no borrowings under the Credit Facility. On December 1, 2000, we received notice of a right to cure, referencing failure to provide the lender with cash collateral to secure the outstanding letters of credit and our failure to meet and maintain certain financial covenants described in the Credit Facility. Upon receiving this notice, we commenced negotiations with the lender to satisfy the right to cure. On January 19, 2001 we allowed the lender to secure a perfected lien under its security agreement. On February 23, 2001, we further modified the Credit Facility with a Modification and Forbearance Agreement. This agreement provides us with a limited waiver of defaults and forbearance of remedies. The limited waiver and forbearance of remedies applies to the cash collateral and financial covenant requirements. The waiver had an expiration date of the earlier of May 31, 2001 or on the occurrence of an event of default on any of our obligations to the lender, including a $2.4 million property loan and $6.3 million in notes payable outstanding at December 31, 2000. The Agreement also allows for cross default on all of our obligations with the bank. The cash collateral agreement required us to bring the balance of a restricted cash collateral account to $3.5 million prior to September 30, 2001. On March 16, 2001, we complied with the requirements of the cash collateral agreement and, using $3.5 million of the cash proceeds received from the sale of LongView, increased the balance in the restricted cash collateral account to $3.5 million. On April 2, 2001 we extended the waiver expiration date in the Modification and Forbearance Agreement from May 31, 2001 to January 1, 2002. As the waiver expiration date is within 12 months of the date of these financial statements, we have classified the amounts outstanding to the lender as current liabilities in the Condensed Consolidated Balance Sheet at September 30, 2001. We expect to enter into further discussions with the lender regarding these requirements and other matters prior to the waiver expiration date. Additional cash collateral amounts may be required upon expiration of the waiver to secure a $2 million performance bond. In October 2001 we received a notice of default from this lender demanding repayment of past due lease payments totaling approximately $647,000. In its notice, the lender agreed to temporarily forebear accelerating amounts due to the lender and other remedies, including foreclosure of liens and security interests securing this indebtedness, until October 31, 2001. We are currently working with the lender to negotiate a restructured payment arrangement and a new forbearance agreement. However, as of the date of this filing, we remain in default and there can be no assurance that we will be successful in negotiating a new arrangement with this lender, or that the lender will not pursue its remedies. As of September 30, 2001 we had notes payable to this lender totaling approximately $6.5 million, and were contingently liable for approximately $5.5 million in letters of credit issued by this lender under its credit facility with us.

     During the quarter ended September 30, 2001 we were temporarily in default to other equipment lessors for late payment of lease payments. We have negotiated restructured payment arrangements with these lessors and are no longer in default with these lessors. As of September 30, 2001 we had leases payable to these lessors totaling approximately $4.9 million.

     During November 2001 we signed a large Universal Application licensing and support, training, and time-and-materials services contract and received a significant initial payment. As of the date of this filing, our unrestricted cash is now in excess of $13 million.

     While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent auditors' report on our December 31, 2000 financial statements, prepared by KPMG LLP, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern, based upon our historical operating performance, our financial position at December 31, 2000 and our involvement in significant legal proceedings. Our business model relies upon generating new sales and receiving payments from existing customers. If we do not generate sufficient new sales and receive payments from existing customers, we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, and re-evaluate the TenFold business model. While we were unable to raise additional capital in the three months ended September 30, 2001, we will continue to seek additional capital to finance our operations through the remainder of 2001 and 2002. However, there can be no assurance that these efforts will prove successful.

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

     In July 2001, the FASB issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We are required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 on January 1, 2002.

     In June 2001, the FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We are required to adopt the provisions of SFAS No. 143 on January 1, 2003.

     In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. We are required to adopt the provisions of SFAS No. 144 on January 1, 2002.

     We are currently evaluating these statements but do not expect that they will have a material effect on our business, results of operations, financial position, or liquidity.

Factors that May Affect Future Results and Market Price of Stock

     We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

     Our future prospects are difficult to evaluate.

     In light of our operating results for recent periods and the economic effects resulting from the terrorist attacks of September 11, 2001, it is difficult to evaluate our future prospects. The terrorist attacks on September 11, 2001 have negatively affected our business and caused some of our current and potential customers to delay and change their purchasing decisions. We have only a limited number of applications completed and currently in use and there can be no assurance that we will be able to successfully complete any current or new projects. We have received customer complaints concerning some of our projects. We cannot be certain that we will not receive more customer complaints in the future. Additionally, our failure to successfully complete any current or new projects may have a material adverse impact on our financial position and results of operations. We cannot be certain that our business strategy will succeed.

     If we are unable to generate sufficient cash flow from operations, or secure additional sources of financing, we may be unable to continue operations as a going concern.

     While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent auditors' report on our December 31, 2000 financial statements, prepared by KPMG LLP, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern, based upon our historical operating performance, our financial position at December 31, 2000 and our involvement in significant legal proceedings. Our business model relies upon generating new sales and receiving payments from existing customers. If we do not generate sufficient new sales and receive payments from existing customers, we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, and re-evaluate the TenFold business model. While we were unable to raise additional capital in the three months ended September 30, 2001, we will continue to seek additional capital to finance our operations through the remainder of 2001 and 2002. However, there can be no assurance that these efforts will prove successful.

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

     We continue to experience difficulty in securing future customer revenue.

     We believe that some prospective customers are delaying and canceling purchase decisions as a result of the litigation and customer disputes against us, the decline in our stock price, our financial results for the last several quarters, and the economic effects resulting from the terrorist attacks of September 11, 2001. There is no assurance that we will be able to convince prospective customers to purchase products or services from us or that any customer revenue that is achieved can be sustained. If we are unable to obtain future customer revenue, our operations, financial condition, liquidity, and prospects will be materially and adversely affected, and we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, and re-evaluate the TenFold business model. There can be no assurance that additional financing sources will be available to us when needed or that we will be able to execute the other potential remedies sufficiently to continue operations.

     Our failure to achieve cost reductions would negatively impact quarterly operating results.

     Although we have taken substantial steps in 2000 and 2001 to reduce operating costs, such as headcount reductions, and consolidation of facilities, there can be no assurance that we will be successful in our efforts to reduce operating expenses in future periods.

     Our existing errors and omissions coverage may not cover all existing claims.

     While we maintain errors and omissions insurance coverage to cover claims related to customer disputes that arise directly from our customer contracts and fall within the coverage scope and term, given the nature and complexity of the factors affecting the estimated liabilities, the actual liabilities may exceed or be outside the scope of our current errors and omissions coverage. We can give no assurance that our insurance carrier will extend coverage to any of the current claims. In addition, no assurance can be given that we will not be subject to material additional liabilities and significant additional litigation relating to errors and omissions for existing claims and future claims. In the event that liabilities from such claims exceed our errors and omissions coverage, our business, results of operations, financial position, or liquidity could be materially and adversely affected.

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

     We are currently involved in significant litigation and customer disputes. Additionally, two consolidated complaints have been filed alleging that TenFold and certain officers have violated federal securities laws. See "Legal Proceedings" for more information concerning these matters. We may in the future face other litigation or disputes with customers, employees, partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     Our agreements with Perot Systems may restrict our sources of additional financing.

     Under agreements with Perot Systems that a former officer signed on December 8, 2000 without Board approval to do so, we are purportedly required to make six monthly payments of $441,000 each to Perot Systems beginning on January 15, 2001. However, because of recent

TenFold management changes, TenFold's continuing restructuring, and the fact that the Board did not approve these agreements, we continue to be in active discussions with Perot Systems to consider the scope of our future relationship. Therefore, we have not yet made these payments. On November 19, 2001, we received a demand for arbitration from Perot Systems demanding payment under these agreements. Our failure to make these payments in a timely manner to Perot Systems and our dispute over the validity of these agreements has made effective a stipulation in the original strategic alliance agreement which prohibits us from licensing our technology or selling an equity interest in TenFold or any of our affiliates to certain Perot Systems competitors. Our inability to license our technology or sell an equity interest in TenFold or any of our affiliates to certain potential customers or investors may inhibit our ability to raise capital, if necessary, to continue operations. An unfavorable outcome in the arbitration may have a material adverse impact on our results of operations, financial position, or liquidity.

     Our stock may be subject to de-listing.

     Our Common Stock is currently traded on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "TENF." Due to the recent decline in the share price of our Common Stock, we have failed to meet certain of Nasdaq's continued listing requirements and, as a result of this failure to comply with this listing criteria, our Common Stock could be de-listed from Nasdaq. Nasdaq continued listing requirements include a series of financial tests relating to market capitalization/net income/net tangible assets, public float, number of market makers and shareholders, and a $1.00 minimum share price. On September 27, 2001, Nasdaq implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on Nasdaq. Under the moratorium, those requirements were suspended until January 2, 2002, at which time the 30 and 90 day periods provided by marketplace rule 4310(c)(8)(B) will start anew. Accordingly, Nasdaq determined to continue the listing of our securities on The Nasdaq Small Cap Market. If, after Nasdaq lifts the moratorium we are not able to meet the continued listing requirements and our stock is de-listed from Nasdaq, there would likely be a substantial reduction in the liquidity of any investment in our common stock. This lack of liquidity also may make it more difficult for us to raise capital in the future. There can be no assurance that an active trading market will be sustained in the future.

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

     If we fail to accurately estimate the resources required for a fixed-price project, or the resources required to complete existing fixed-price projects, quarterly operating results could suffer.

     Our failure to accurately estimate the resources required for a fixed-price project or our failure to complete our contractual fixed-price obligations in a manner consistent with the project plan would likely cause us to have lower margins or to suffer a loss on the project, which would negatively impact our operating results. Our revenue recognition policy requires us to make periodic adjustments to our project estimates used in the percentage-of-completion method of accounting (which includes the "zero profit" methodology) as work progresses under the contract and as we gain experience. Although we believe that we made all appropriate adjustments to properly reflect the completion percentage and status of contracts in process, we cannot be certain that future adjustments will not be required. See "Legal Proceedings" for information about litigation and disputes related to some of our projects.

     If we fail to adequately anticipate employee and resource utilization rates, quarterly operating results could suffer.

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

     We have experienced project delays, causing our quarterly operating results to suffer.

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

     We believe that a customer's decision to purchase our software involves a significant commitment of resources and is influenced by customer budget cycles. To successfully sell our products, we generally must educate our potential customers regarding the use and benefit of our products, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy budgeting, approval, and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between three to twelve months from initial contact with a potential customer to the signing of a contract. In addition, the events of September 11, 2001 have caused current and potential customers to delay or change their purchasing decisions. Sales delays could cause our operating results to vary widely. We have recently experienced sales delays due to longer than expected sales cycles, which we believe contributed to lower than expected revenues. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Revenues" for more information concerning our customers and revenues. There can be no assurance that we will not experience sales delays in the future. In addition, we have not made a sale to a new customer in over eight months and there can be no assurance that we will have sales in the future.

     We are dependent on a small number of large customers and the loss of one or more of these customers may cause revenues to continue to decline.

     As a result of our limited operating history, we have derived, and over the near term we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. The loss of any of these large customers, without their replacement by new large customers, has had and may continue to have an adverse effect on our revenues. For example, we lost several customers during the year ended December 31, 2000. As noted under "Business Overview", we have lost customers recently. In the future, revenues from a single customer or a few large customers may constitute a significant portion of our total revenues in a particular quarter. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not hire us to develop applications in a subsequent year. In addition, if a customer is involved in a corporate reorganization or business combination, that fact may delay a decision to hire us or cause the customer to choose not to hire us to develop applications in a given year. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Revenues" for more information concerning our customers and revenues.

     We have historically derived a significant portion of our revenues from customers in a small number of vertical industries.

     We developed software applications for companies in a small number of vertical industries. Our reliance on customers from particular industries subjects our business to the economic conditions impacting those industries, including those industries' demand for information technology resources. If we continue to rely on a small number of vertical industries as a major source of revenues, and those industries suffer adverse economic conditions, there will likely be a significant reduction in the demand for our products, causing revenues to suffer. For example, the events of September 11, 2001 have adversely affected some of our customers in the insurance and financial services industries. Although we intend to seek to diversify our customer base, there can be no assurance that we will be able to do so in the near term or at all.

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

     An element of our business strategy is to develop and then divest vertical applications lines of business. Our ability to divest such assets in accordance with management's plans is critical to providing us with additional liquidity as we complete our restructuring to a Universal Application technology led enterprise. If we are unable to successfully implement this strategy or within the time frames anticipated, our revenues, growth, and operating results will suffer.

     Our growth and success depends on our ability to license the Universal Application; however, we have limited experience licensing the Universal Application to date.

     As we change our business strategy to licensing the Universal Application, the success of our business is dependent, in part, upon our ability to license the Universal Application. If our strategy for marketing the Universal Application is unsuccessful, or if we are unable to license the Universal Application successfully or within the time frames anticipated, our revenues, growth, and operating results will suffer.

     Our failure to manage our organizational structure could impair our business.

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

     Our industry is competitive and we are substantially dependent upon the continued service of our existing executive personnel, especially Nancy M. Harvey, President and Chief Executive Officer. Furthermore, our products and technologies are complex and we are substantially dependent upon the continued service of our senior technical staff, including Jeffrey L. Walker, Chairman of the Board of Directors, Executive Vice President, and Chief Technology Officer; Sameer E. Shalaby, Senior Vice President of Development; and Adam Slovik, Senior Vice President. If a key employee resigns to join a competitor or to form a competing company, the loss of the employee and any resulting loss of existing or potential customers to the competing company would harm our business. We do not carry key man life insurance on any of our key employees. We have entered into an employment agreement with our President and Chief Executive Officer, Nancy M. Harvey. We have entered into and are currently in the process of negotiating employment agreements with other key executive officers. However, such agreements do not ensure their continued service to TenFold. In the event of the loss of key personnel, there can be no assurance that we would be able to prevent their unauthorized disclosure or use of our technical knowledge, practices, or procedures.

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

     While it is no longer our primary business strategy, the success of our business is dependent, in part, upon our ability to develop software applications for customers that we can resell to other customers or resellers in the same industry without significant modification. If we are unable to develop and license these applications successfully or within the time frames anticipated, our revenues, growth, and operating results will suffer. Some customers have prohibited us from marketing the applications developed for them generally or for specified periods of time or to specified third parties, or have required that we pay them a royalty on licenses of the application to third parties. Customers may continue to make similar demands in the future. Furthermore, there can be no assurance that we will be able to develop software applications that can be marketed generally within a particular industry without the need for significant modification. Our current product plans include the introduction of multiple resalable products in the near term.

     If we cannot protect or enforce our intellectual property rights, our competitive position would be impaired and we may become involved in costly and time-consuming litigation.

     Our success is dependent, in part, upon our proprietary Universal Application technology and other intellectual property rights. If we are unable to protect and enforce these intellectual property rights, our competitors will have the ability to introduce competing products that are similar to ours, and our revenues, market share, and operating results will suffer. To date, we have relied primarily on a combination of patent, copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have been granted three patents in the United States and intend to continue to seek patents on our technology where appropriate. There can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. The laws of some countries may not protect our intellectual property rights to the same extent, as do the laws of the United States. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. This litigation could result in substantial costs and diversion of resources that would harm our business.

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

     The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 62 percent of our outstanding common stock. Jeffrey L. Walker, Chairman, Executive Vice President and Chief Technology Officer, and the Walker Children's Trust, in the aggregate, currently beneficially own approximately 48 percent of our outstanding common stock. Mr. Walker, acting with others, would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Interest Rate Risk. As of September 30, 2001, we had cash and cash equivalents of $5.5 million and $8.8 million in restricted cash. All of the cash equivalents consist of highly-liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the September 30, 2001 rates would cause the fair value of these investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and institutions, and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instruments. TenFold does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

     Currency Risk. A portion of our operations consists of applications development and sales activities in the United Kingdom. These transactions are primarily denominated in British pounds. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of revenues in the United Kingdom decreases. When the U.S. dollar weakens against the British pound, the value of revenues in the United Kingdom increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the September 30, 2001 rate would cause the fair value of such monetary assets and liabilities in the United Kingdom to change by approximately $11,000. We are not currently engaged in any foreign currency hedging activities.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Recently Resolved Customer Disputes

     During the nine months ended September 30, 2001, we have settled seven of our customer disputes.

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

     Trumbull

     On August 18, 2000, Trumbull Services, L.L.C. ("Trumbull"), filed a demand for arbitration with the American Arbitration Association seeking a refund of at least $2.8 million paid by Trumbull to us. The demand alleged that we failed to deliver on contractual commitments under the Master Software License and Service Agreement as amended. Trumbull claimed it was entitled to a refund of fees paid to us from the second quarter of 1999 through the second quarter of 2000. On September 13, 2000, we filed an Answer and Counterclaim denying Trumbull's allegations and seeking recovery of approximately $2.0 million in fees that Trumbull owed us under the Trumbull Agreement. On May 10, 2001, TenFold and Trumbull entered into a Settlement Agreement and Mutual Release in which the parties agreed to settle and resolve all claims between the two companies in consideration for each dismissing all claims against the other and in further consideration of a compromised and confidential payment from our errors and omissions carrier to Trumbull in excess of our self-insured retention of $100,000. The arbitration proceeding has been cancelled and all claims have been released.

     Unitrin

     On October 4, 2000, Unitrin Services Company, Inc. ("Unitrin") sent us a notice of dispute letter requesting non-binding mediation. Unitrin was seeking a refund of fees paid by Unitrin to us for the PowerPAC application of approximately $13.3 million, plus other unspecified damages. On March 8, 2001, the parties entered a Confidential Settlement Agreement and Release, dismissing all of Unitrin's claims. Our errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sum above the $100,000 of self-insurance retention already paid by us to cover legal defense costs.

     SCEM

     On November 22, 2000, Southern Company Energy Marketing L.P. ("SCEM") filed a demand for arbitration with the American Arbitration Association seeking damages for delays in delivering a suite of software applications. We responded in a timely manner to the demand denying that we breached the contract and filed detailed Counterclaims including a breach of contract claim against SCEM for improper and ineffective termination of the contract and nonpayment. An arbitration hearing was conducted in Dallas, Texas during the week of June 18, 2001. SCEM sought damages from TenFold of approximately $13.7 million, while TenFold sought recovery of approximately $6.8 million from SCEM. On August 27, 2001, TenFold and SCEM entered into a Confidential Settlement Agreement and Release in which the parties agreed to settle and resolve all claims between the two companies in consideration for each dismissing all claims against the other and in further consideration of a compromised and confidential payment from our errors and omissions carrier to SCEM in excess of our self-insured retention of $100,000. The arbitration proceeding has been cancelled and all claims have been released.

     Utica

     On January 3, 2001, Utica Mutual Insurance Company ("Utica") filed a complaint against us in the Federal District Court of Utah, and asserted claims for breach of contract, breach of warranties and guarantees, false advertising under a Utah statute, negligent misrepresentation, and fraud. Utica sought monetary damages of approximately $15.5 million in fees and expenses under the contract, plus any additional amount recoverable under the contractual guarantee, as well as punitive damages, prejudgment interest, attorneys' fees, and costs. Utica also sought an injunction against alleged false advertising by TenFold under a Utah truth-in-advertising statute. On January 23, 2001, we filed an Answer denying Utica's claims. On August 16, 2001, TenFold and Utica entered into a Confidential Settlement Agreement and Release in which the parties agreed to settle and resolve all claims asserted by Utica in consideration of a compromised and confidential payment from our errors and omissions carrier to Utica in excess of our self-insured retention of $100,000. The complaint has been dismissed and all claims have been released.

     Other

     On April 4, 2001, we received a letter from another customer alleging that we had materially breached our contract with that customer. On May 2, 2001, we entered a Termination and Settlement Agreement with this customer under which the customer agreed to pay TenFold a compromised and confidential settlement amount for services we have provided to this customer.

Unresolved Customer Disputes

     Although we have settled seven of our customer disputes, we have three unresolved customer disputes.

     Crawford

     On December 14, 2000, Crawford & Company ("Crawford") sent a letter to us purporting to give notice of breach under the terms of the Master Software License and Services Agreement between us and Crawford (the "Crawford Agreement"). Crawford's letter also purports to give notice of Crawford's election to terminate the Crawford Agreement. Crawford's letter asserts that we failed to deliver the NIMBUS software application within the agreed schedule for doing so. On September 4, 2001, Crawford filed a demand for arbitration with the American Arbitration Association seeking $16.7 million from TenFold for alleged breach of contract, breach of warranty and failure to deliver contracted software. On September 20, 2001, TenFold and Crawford agreed to put the arbitration in abeyance pending ongoing discussions between them and/or a possible mediation. If the discussions and/or mediation are unsuccessful, either party may activate the arbitration. For the three months ended September 30, 2001, we recognized no revenue from Crawford and recognized $163,000 in revenues from Crawford during the same period in 2000. We recognized no revenue from the Crawford Agreement for the nine months ended September 30, 2001, and recognized $2.3 million during the same period of 2000.

     Based on current knowledge, we do not believe we materially breached the Crawford Agreement. Should the parties be unable to satisfactorily resolve the issues between them, we will vigorously assert our rights under the Crawford Agreement and defend against Crawford's claims, including recovery of the amounts that Crawford owes us and the remaining amounts due under the Crawford Agreement totaling at least $1.8 million. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     SkyTel

     In March 2001, SkyTel Communications, Inc. ("SkyTel") orally informed us of its intent to terminate the Master Software License and Services Agreement between SkyTel and us (the "SkyTel Agreement"). On May 15, 2001, SkyTel sent us a letter purporting to terminate the SkyTel Agreement based on our alleged material breach of the SkyTel Agreement. SkyTel's letter also demands a refund of approximately $11 million paid by SkyTel under the SkyTel Agreement. On September 24, 2001, SkyTel filed a complaint against us in the First Circuit Court of the First Judicial District of Hinds County, Mississippi. In its complaint, SkyTel claims breach of contract, breach of express warranties and breach of implied warranties. SkyTel seeks monetary damages of at least $17.5 million, plus other damages it may prove at trial, together with pre- and post-judgment interest, attorneys' fees and expenses and costs. The matter is in its preliminary stages, and based on the information currently available, we will vigorously assert our rights under the agreement and defend against the customer's claims, including payment of the amounts that the customer owes us and the remaining amounts due under the agreement totaling at least $ 6.2 million. This claim may be covered by the supplemental extended reporting period policy we maintain on one of our prior errors and omissions liability policies. The total contract value involved in this customer dispute is approximately $17.6 million, of which $11.4 million has been received by us to date. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

     Other Matters

     On November 14, 2001, we received a letter from a customer alleging that we have materially breached our contract with that customer. The letter requests that we engage in an executive dispute resolution procedure required by the contract. We do not believe that we have materially breached the contract, and we have continued to perform under the contract. Should the customer continue to assert that we have materially breached the contract, we will vigorously assert our rights under the contract and defend ourselves against any claims the customer may assert. An unfavorable outcome of this matter may have a material adverse impact on our results of operations, financial position, or liquidity.

     On November 19, 2001, we received a demand for arbitration from Perot Systems Corporation ("Perot") alleging that we have materially breached our prior purported agreements with Perot. The demand requests relief of $3.1 million. We intend to vigorously assert our rights under the contract and defend ourselves against the claims Perot has asserted. An unfavorable outcome of this matter may have a material adverse impact on our results of operations, financial position, or liquidity. We have $2.0 million in accrued liabilities and $673,000 in accounts payable in the Condensed Consolidated Balance Sheet at September 30, 2001, that we previously accrued related to our agreements with Perot.

     As a result of the legal proceedings and contingencies noted above, we have provided an allowance for doubtful accounts of $818,000 related to billed accounts receivable and $1.3 million related to unbilled accounts receivable at September 30, 2001.

     We maintained errors and omissions and umbrella liability insurance coverage to protect ourselves in the event of claims for damages related to the performance of or failure to perform computer-related services that occurred after March 1, 1998 but prior to March 1, 2001. We also maintain a limited supplemental extended reporting period policy on one of our prior errors and omissions liability policies. We believe that this insurance covers the types of alleged damages (but not unpaid or unbilled accounts receivable) that may be claimed in the legal cases and customer disputes noted above, to the extent that they occurred during the policy periods, as well as covering the costs of legal defense, subject to the policies' total limit, and any stated reservation of rights by the carrier regarding conditions or findings that might exclude coverage for a particular matter. We do not believe that the disputes with the unnamed customer and Perot will be covered by this insurance. We have reserved against certain of the billed and unbilled accounts receivable related to these disputed amounts for which a loss is considered probable. An unfavorable outcome or claim not covered by an insurance policy on one or more of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity.

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

     On October 30, 2000, our motion to consolidate the six complaints into one class action complaint was granted. On March 7, 2001, the court appointed lead plaintiffs and lead class counsel. On May 1, 2001, the plaintiffs filed an amended consolidated complaint that repeats their earlier allegations while adding additional details regarding the projects on which revenue was allegedly improperly recognized. TenFold filed a motion to dismiss the amended complaint on June 19, 2001. The court has scheduled a hearing on the motion to dismiss for November 26, 2001.

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

     On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming TenFold, certain of its officers and directors, and certain underwriters of TenFold's initial public offering as defendants. The complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. TenFold and certain of its officers and directors are named in the complaint pursuant to Sections 11 and 15 of the Securities Act of 1933. Similar complaints have been filed against over 180 other issuers that have had initial public offerings since 1998. TenFold intends to defend this action vigorously. Although no assurance can be given that this matter will be resolved in TenFold's favor, we believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

SEC Inquiry

     On May 26, 2000, the United States Securities and Exchange Commission ("SEC") issued a Formal Order Directing Private Investigation. The Order contains no specific factual allegations. We understand, however, that the SEC is conducting a non-public fact-finding inquiry into our revenue recognition decisions on approximately 15 contracts. We have received several document subpoenas from the SEC and we have complied or are in the process of complying with them. We have learned that the SEC has issued subpoenas to our independent auditors and to several of our current and former customers. Since February 2001, the SEC has taken testimony from several of our current or former executives and personnel, including former chief financial officers and sales executives and personnel. The SEC has scheduled to take testimony from other of our current and former executives and personnel during October and December 2001.

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

Item 3. Defaults Upon Senior Securities

     See "Part I Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" which is incorporated herein.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on July 19, 2001, in Salt Lake City, Utah. A total of 29,915,824 shares (approximately 83% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each were:

     (1) Election of three directors to hold office until the 2003 Annual Meeting of Stockholders: Jeffrey L. Walker - 29,793,924 shares cast for election and 121,900 shares withheld; H. Raymond Bingham. - 29,807,806 shares cast for election and 108,018 shares withheld; Kay
          R. Whitmore - 29,815,703 shares cast for election and 100,121 shares withheld. The terms of the following directors continued after the meeting: Nancy M. Walker, Ralph W. Hardy, Jr., and Robert W. Felton.

     (2) Ratification of the selection of KPMG LLP as independent auditors of the Company for the fiscal year ended December 31, 2001 - 29,873,179 shares voted for ratification, 35,963 shares voted against ratification, and 6,682 abstained.

   There were no broker non-votes for the matters voted upon.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Number     Description
------     -----------

  10.1#    Resignation Agreement between TenFold Corporation and Gary D. Kennedy
  10.2#    Resignation Agreement between TenFold Corporation and Donald R.
           Jefferis
  10.3#    Employment Agreement between TenFold Corporation and John M. Ames
  10.4#    Employment Agreement between TenFold Corporation and Michelle Moratti
  10.5 First Amendment dated June 15, 2001 between EOP-150 California Street, L.L.C. and TenFold Corporation
  10.6 First Lease Amendment dated June 27, 2001 between 200 South Wacker Drive, L.L.C. and TenFold Corporation
  11* Computation of Shares used in Computing Basic and Diluted Net Income Per Share

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

                                        TenFold Corporation

                                        By:  /s/ John M. Ames
                                            ------------------------------
                                             John M. Ames
                                             Chief Financial Officer

     Date: November 19, 2001