Form 10-K
period 2001-12-31
TENFOLD CORP /UT
filed 2002-04-15
CIK 1051118

Use these links to rapidly review the document
TABLE OF CONTENTS
Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-25661

TenFold Corporation
(Exact name of registrant as specified in its charter)

Delaware	83-0302610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K.    /x/

        Market value of shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on NASDAQ on December 31, 2001 was approximately $7,161,634. Shares of Common Stock held by each current executive officer and director, and by each person who is known by the registrant to own 10 percent or more of the outstanding Common Stock, have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 10 percent of the outstanding common stock for purposes of the preceding calculation is based solely on information known by the Company and is as of December 31, 2001. This determination of affiliate status is not a conclusive determination for other purposes.

        As of December 31, 2001, there were 36,812,462 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TENFOLD CORPORATION
2001 FORM 10-K AND ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as "expects," "intends," "anticipates," "should," "believes," "will," "plans," "estimates," "may," variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include: ability to generate sufficient cash flow or secure additional sources of financing; collectibility of project payments; future customer revenue; increased employee and consultant costs due to project delays; ability to achieve cost reductions; general economic conditions arising from the events of September 11, 2001; customer complaints concerning our products and services, and the possibility of future additional complaints; shareholder complaints concerning alleged violation of securities laws, and the possibility of future additional complaints; possible de-listing of our stock from Nasdaq; reduced comprehensive errors and omissions insurance coverage; attraction, training and retention of employees; variability of quarterly operating results; dependence on a small number of customers; customer's fulfillment of various responsibilities; completion of fixed-time, fixed-price contracts; risks associated with the functionality and timing of new product releases; longer than expected sales cycles; ability to accurately estimate resources required for new and existing projects; changes in industry accounting guidance; competitive factors; the mix of revenues derived from license sales as compared to services; protection of intellectual property; retention of key project and management personnel; and entering into, maintaining and ending strategic partnerships. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by TenFold Corporation with the Securities and Exchange Commission, including but not limited to, the most recent reports on Forms 10-Q and 10-K. Some of these factors are described under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Market Price of Stock."

PART I

Item 1. Business

Overview

        TenFold is the provider of the Universal Application™, a software applications platform that accelerates development and deployment and reduces costs of maintaining complex enterprise applications. The Universal Application automates most of the things that applications programmers typically do, and thereby enables small teams of predominantly non-technical business users to design, build, test, deploy, and maintain complex, transaction-intensive applications, with limited demand on scarce IT resources. Customers can get Internet-ready applications deployed into production faster and at significantly lower cost than with other applications development technologies.

        While there are many companies supplying application development tools, we believe there is no other applications platform supplier with technology capable of addressing the scale and robustness required by the complex applications which have been built on the Universal Application.

        We founded TenFold in 1993, and spent the first several years primarily engaged in developing our patented Universal Application technology. In 1996, we began using our Universal Application to develop Universal Application-based applications. From 1997 through 2000, we derived the majority of our revenues from fixed-price, fixed-time applications development projects in which we offered a conditional money-back guarantee. We also began reselling vertical applications products that we had previously developed for other customers. In 1999, we completed our initial public offering. In 1999 and early 2000, we signed several large, fixed-price, build-for-hire contracts with customers and hired many new employees. We also formed and began operation of eight subsidiary companies or divisions.

        Beginning in 2000, we experienced several difficult quarters. Our guaranteed, fixed-price business model and difficulties in delivering some projects by the guaranteed date led to several customer disputes. These disputes made the sales environment increasingly difficult for us. Our poor financial performance further deteriorated our ability to sell our products and services. These sales challenges occurred at a time when industry-wide technology spending began slowing, making it even more difficult for us to attract new customers. In addition to experiencing lower sales, our decentralized operating structure created redundant overhead and increased our operating costs. We incurred substantial, increasing, losses from operations in the last three quarters of 2000, including a $55 million operating loss in the fourth quarter of 2000.

        During 2001, we refocused our business strategy back to being a technology company. We consolidated our operations into one corporate organization to reduce costs, provide better focus to employees, and improve our core delivery and operational infrastructure. We significantly reduced our operating costs through headcount reductions, lease renegotiations and terminations, and other cost control measures. During 2001, we worked to improve customer satisfaction and to sell additional products and services to existing customers. We continued to serve 28 customers (excluding customers of our prior subsidiary, The LongView Group, Inc.) with additional licenses, and applications development, support and training services. These customers include Abbey National Bank, Allstate Insurance Company ("Allstate"), Ameritech, Barclays Global Investors, Bonneville Power Administration, Cedars-Sinai Medical Center ("Cedars-Sinai"), and JP Morgan Chase Bank. We more actively promoted the Universal Application to customers desiring to use it to build applications. One of our customers, Allstate, implemented an internet-enabled insurance policy rating application that it developed using the Universal Application. On November 16, 2001, we entered into an expanded relationship with Allstate, which represents our first significant transaction under our new sales and business model.

        We have completed applications products for the communications, energy, financial services, healthcare and insurance markets. We intend during 2002 to enter into value added reseller (VAR) and other distribution agreements with application companies that may take ownership of the intellectual property, and will provide direct support, maintenance and marketing of specific vertical market applications products. VAR agreements should accelerate and broaden market distribution for us at a significantly lower cost than we could achieve on our own. VAR successes with applications that we built with the Universal Application should also accelerate introduction of the Universal Application. During 2001, we began discussions to establish relationships with ASPs, VARs, systems integrators, and software distributors in the U.S. and international markets. In February 2002, we entered into our first VAR agreement to resell a Universal Application-based communications industry application worldwide. In April 2002, we entered into our first strategic alliance under our new business model, with a global systems integrator, Sapient Corporation.

        We have made significant progress reducing operating cash outflows during 2001. We reduced quarterly operating cash outflows by over 50% from the first to fourth quarter of 2001. We sold our subsidiary, The LongView Group, Inc., for proceeds of $26.7 million. However, we have been operationally cash flow negative for the years ended December 31, 2001 and 2000. This ongoing negative cash flow has continued to place a burden on us to obtain significant cash infusions beyond those generated from normal operations, in order for us to continue operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for more information.

        Detailed financial information with respect to TenFold may be found in the Company's audited financial statements in Part IV.

Industry Challenge

        Organizations worldwide face increasing pressure to install mission critical software applications and replace their enterprise applications as they seek to increase productivity, cut costs, address changing business and competitive demands, and access new technology. Many organizations continue to invest large amounts of money to maintain existing applications that remain inadequate to handle new business requirements. These companies still need new or replacement applications, but they face daunting odds of failure because the process for building and integrating complex applications is costly and risky. To obtain new or replacement applications, companies choose between buying a packaged software application or building a custom software application.

        Companies generally turn to independent software vendors, such as Enterprise Resource Planning ("ERP") vendors or vertical software vendors, when looking for packaged applications. In general, packaged applications promise predictable quality and relatively quick implementation, but often do not address specific industry problems, such as patient management or securities lending, and lack the functionality and flexibility that many companies need. This lack of functionality and flexibility can force a company to alter its business processes to the detriment of the company's business mission. In addition, customizing a packaged application can be costly and time-consuming, and makes it difficult to upgrade the packaged application when subsequent standard releases are available.

        Alternatively, companies can build custom applications, either internally or with third parties. This approach may give them the functionality, flexibility and fit they seek, but the applications development process carries a high risk of failure, with most projects exceeding financial and time budgets and schedules, and with many projects being cancelled prior to implementation due to time delays, budget overruns, and functional or technical deficiencies. Companies often hire software integration or services firms to build and implement mission-critical applications. These firms generally engage a large number of consultants who may remain on-site for years, and may exceed budgets and schedules without producing significantly better results than internal development organizations. In addition, these firms typically do not offer ongoing product enhancements because they build custom solutions for a single customer.

        Applications projects fail because the process of replacing complex applications is very complicated. When most enterprise applications were built, the complexity of the technology environment was much simpler than it is today. In today's technology environment, programming and testing complex applications can be difficult, take a long time, be expensive, and tie up scarce IT resources. Business dynamics change rapidly and in IT projects time introduces risk.

        Today's companies need a radically new approach to applications development. TenFold's patented Universal Application is a new paradigm for applications development that lets small teams of non-technical business users design, build, deploy, maintain, and upgrade applications with extraordinary speed and limited demand on scarce IT resources.

TenFold Technology and Products

        We believe that our Universal Application platform makes building complex applications three to ten times cheaper, easier, and faster than traditional application development methodologies because the Universal Application automates most of the things that applications programmers typically do. TenFold customers have proven that primarily non-technical business people can use the Universal Application to build better applications than IT consultants or traditional programmers due to the business people's detailed understanding of their business requirements. Consequently, we have focused our business away from building applications for customers and toward providing the Universal Application, and our assistance through time and materials consulting and training, to customers who use their own business teams to build applications. The business value of the Universal Application is more than a rapid development technology. The Universal Application is an applications platform that simplifies complex applications development and integration so that non-technical business people can use it to build applications. Customers can get new applications into production with limited demand on scarce IT resources. And once a new application is in production, the Universal Application provides business people with the agility to modify that application dramatically cheaper, easier, and faster than with traditional technologies.

        The Universal Application platform has been in development more than 9 years, contains more than 2.5 million lines of C and C++ code, and is protected by three issued U.S. patents (see "Patents, Intellectual Property Rights and Licensing" for more information). With the Universal Application, business people or applications developers with little or no traditional programming skills can build and maintain an application by describing the application's desired data and functionality without needing to program in C, C++, Java, HTML, Structured Query Language ("SQL") or other programming languages and without the need to do other programming-like tasks such as designing screens and writing requirements documents.

        The Universal Application is a tightly integrated development and maintenance environment and a powerful, efficient, scalable rendering engine. This integrated development and maintenance environment includes: business rules definitions; automatic SQL generation; automated user interface generation; Windows and Web-enablement; integrated product testing, report generation, and data analysis. The Universal Application rendering engine provides significant already-built applications functionality, good applications performance and scalability, portability across relational databases, operating systems and networks, and a code-less means for integrating Universal Application-based applications with legacy and third-party applications.

        We believe that the Universal Application delivers these benefits:

  •
  Faster development of complex transaction applications because the Universal Application automates tasks that programmers would otherwise have to do such as coding SQL, coding logic functions, managing computer-to-computer communications, and coding user interface screens;
  •
  Longer-lived applications that can survive changes in underlying technologies without requiring rewrites, because the Universal Application insulates applications from many technical changes such as new operating system and database software releases;
  •
  Reduced maintenance costs because there is little or no code to maintain;
  •
  Improved quality because the Universal Application replaces individually-coded logic with already-existing, thoroughly-tested algorithms that provide both basic and sophisticated applications behavior such as security, menuing, transaction behavior, and powerful windows and browser interface features.
  •
  Greater consistency, by replacing individually-built screen designs with a systematic, optimal, standard design and by eliminating the details of page layout from the application developer's task list;
  •
  Demonstrated scalability as customers add simultaneous end-users and computing capacity; and
  •
  Typically sub-second response-time on properly configured hardware, because the Universal Application is carefully optimized to provide good performance.

        In addition to the above benefits, the Universal Application has many distinguishing advanced features. The following is a partial listing of these features:

  •
  Portability across popular databases such as Oracle, DB2, SQL Server, and Sybase;
  •
  Generation of all SQL statements for accessing and updating data, each highly optimized for each relational database;
  •
  Automatic screen layout to ensure consistency and quality in both Web and desktop environments;
  •
  Built-in support for query and update of time-varying data such as effective-dated employee records;
  •
  Real-time, server-supplied screen refresh of detail and summary information as underlying data changes;
  •
  Simplified rule definition and optimized rule execution for workflow, posting, access control, and other sophisticated rule types;
  •
  Formal rule abstractions for validation, propagation, population, without requiring application developers to master complex event models;
  •
  Shared middle-tier caching, deferred query execution, and optimistic concurrency control to minimize database server load;
  •
  Codeless integration with third-party applications via real-time messages, APIs, or files based on a simple interface description including support for many different messaging layers such as Tibco, TCP/IP, MQSeries, and Pipes;

  •
  Application-level data synchronization between central servers and intermittently connected laptops; and
  •
  Guided interfaces to help end-users quickly master complex business processes.

        The Universal Application is composed of components for describing, executing, integrating, and configuring applications.

        Describing an Application. ApplicationXpress provides fill-in-the-blank interfaces to codelessly describe an application. Non-technical business people or other applications developers describe the database that the application manages, transactions that support each business end-user for each end-user activity, and rules that control transaction behavior. ApplicationXpress includes an application, named TenFold Librarian, built using the Universal Application, that applications developers use to describe their application. TenFold AutoTest uses patented techniques to simplify and automate functional, performance, scalability and regression testing. TenFold Reporter and TenFoldAnalyzer are each applications that let business people define their own reports and real-time data analysis. These applications development tools store the description of applications objects in a relational database called TenFold Dictionary.

        Executing an Application. The Universal Application rendering engine runs the application, provides data and presentation services, and automatically executes rules. There are several components to the Universal Application rendering engine. Universal Application Server hosts the application, providing security, resource management, load balancing, and failover, for outstanding scalability and availability. Universal Application Client manages client workstations and supports standard Internet browsers to provide data presentation services and user interface features. LogicXpress converts rules and procedural actions into portable, executable meta-language that it transports automatically to the correct computer within the applications network for execution. Universal Application Kernel provides standard data access services, common routines, operating system independence, standard error handling, and other shared services.

        Integrating an Application. Universal Application Integrator connects a Universal Application-based application to other applications, both within a company and at its customers and suppliers. Whether exchanging files, directly accessing another database, or using real-time messaging, integration developers codelessly describe the path that data follows to interface with typically-inflexible legacy or third party applications. Applications developers can convert and cleanse data along the way.

        Configuring an Application. The Universal Application supports many leading relational databases, server operating systems, client operating systems, Web servers and browsers, and communications systems. The Universal Application is highly configurable so that it can run on a single computer or distribute across many computers to provide n-tier processing. Configuration options let customers optimize performance and scalability by configuring to match underlying hardware and software environment. The Universal Application design simplifies adding support for additional technologies in order to respond to customer or market needs.

  TenFold ComponentWare

        TenFold ComponentWare is a family of pre-written applications components that easily plug into the Universal Application to extend its functionality without programming. For example, PowerBilling provides a robust suite of add-on billing services. PowerAccounting makes it easy to add accounting cycles to application descriptions.

TenFold Services

        We offer basic and advanced applications development training; Universal Application maintenance training; assistance in building, implementing, and maintaining applications; and customer and technical support.

  Training

        We offer training so that customers can successfully build, implement, operate, maintain, and evolve their applications. TenFold University offers professional certification programs to applications developers, end-users, information technology professionals, and training professionals who need to understand the Universal Application, TenFold ComponentWare, the Universal Application Integrator, and TenFold applications products. Training programs include classroom instruction, detailed courseware, and on-site training. Under certain circumstances we also provide Universal Application maintenance training.

  Applications Development and Implementation Services

        We offer services to help customers build, implement, operate and maintain their applications. Applications development services include helping customers identify requirements and describe their application in the Universal Application. Implementation services include converting and cleansing legacy data, integrating with other applications, running a parallel application, and managing the implementation project. We use the Universal Application Integrator and often begin implementation services concurrent with applications development to shorten the time from the start of development to full implementation.

  Customer and Technical Support

        TenFold Applications Services provides customers with new releases of the Universal Application, new releases of their TenFold applications, on-site support immediately following project completion, additional support when their applications go into production, and applications consulting to help companies adapt their applications to meet changing requirements over time.

TenFold Customers

        Our customers are leaders in financial services, insurance, healthcare, and other vertical markets. Since we began operation in 1993, we have provided licenses, and applications development, support and training services to over 50 customers (excluding customers of our prior subsidiary, The LongView Group, Inc.). During 2001, we provided licenses and/or services to 28 customers. Several enterprise-scale, mission-critical applications are in production using Universal Application technology at companies such as Abbey National Bank, Allstate, Ameritech, Barclays Global Investors, and iplan networks. We believe our customers are deriving significant benefits from their applications, including the ability to maintain business rules on-the-fly. For example, one of our customers determined that it can introduce new multi-state insurance rate structures (i.e., business rules) in hours versus weeks. Speed to application production and application maintainability – of both business rules and underlying hardware, operating system and databases – are the hallmarks of the Universal Application.

        On November 16, 2001, we entered into a new substantial relationship with Allstate Corporation. This new relationship represents the first significant transaction under our new sales and business model. Allstate significantly expanded its Universal Application and policy administration application license rights from one subsidiary to the entire corporation. Allstate is receiving software products, products to be introduced by TenFold, updates, and support, training, and time-and-materials services from TenFold to enhance Allstate's ability to independently use Universal Application for applications development within Allstate. In addition, Allstate staff have joined the TenFold development team and are receiving training on core Universal Application technology to provide Allstate with the ability to maintain the Universal Application internally, should it so desire.

        During 2001, we earned revenues from 28 customers (excluding customers of our prior subsidiary, The LongView Group, Inc.). Some of our customers accounted for more than 10 percent of our annual revenues. Bonneville Power Administration accounted for 27 percent, Abbey National accounted for 16 percent, and Allstate accounted for 11 percent of our revenues for the year ended December 31, 2001. SkyTel Communications accounted for 16 percent, and Allstate accounted for 15 percent of our revenues for the year ended December 31, 2000. Allstate accounted for 18 percent, and Abbey National accounted for 10 percent of our revenues for the year ended December 31, 1999.

Sales and Marketing

        Historically, we primarily sold TenFold products and services through our direct sales force. Going forward we intend to establish alliance relationships with ASPs, VARs, systems integrators, and software distributors in the U.S. and international markets. These third-party relationships should broaden and accelerate distribution of TenFold Universal Application and applications products and increase software license revenues.

        In 2001, we generated a substantial portion of our revenues by completing or making progress on existing applications development projects, selling additional time-and-material services to existing customers, and renewing support service arrangements. We focused our sales and marketing efforts on increased penetration into existing accounts and succeeded in selling substantial additional services in several accounts. Like many businesses, we experienced the ripple effect of the events of September 11, 2001. In several cases, existing customers decided to scale-back or cancel project commitments or to delay project expansions and prospective customers decided to postpone entering into new contracts. These decisions significantly reduced our revenue and cash flow for the latter part of 2001 from what we previously expected.

        During 2001, we began to execute to our new business model of selling Universal Application licenses to customers desiring to use it build their own Universal Application-based applications, and entered into time-and-materials services and new customer pilot projects, allowing customers to explore using the Universal Application to address their applications development needs.

        To build demand for TenFold products, we identify, educate, and qualify high-potential sales prospects through a variety of corporate marketing activities, including attendance at targeted conferences and trade shows, mailings to senior business and information technology executives, advertising, public relations, and seminars that demonstrate our unique capabilities. In November 2001, we launched a new corporate Web site, www.10fold.com, to overview the company and its products and services and to provide detailed information about the Universal Application. New customer prospects have begun to investigate our technology through our Web site, training classes, seminars, and meetings with our sales staff.

        VAR agreements should accelerate and broaden market distribution for us at a significantly lower cost than we could achieve on our own. VAR successes with applications that we built with the Universal Application should also accelerate introduction of the Universal Application. In February 2002, we entered into our first VAR agreement to resell a Universal Application-based communications industry application worldwide. In April 2002, we entered into our first strategic alliance under our new business model, with a global systems integrator, Sapient Corporation.

Competition

        The competitive landscape for new and legacy-replacement enterprise applications is split among the options available to corporations today. These options are:

  •
  Status quo;
  •
  Buy a packaged application (with or without modification); and
  •
  Build a new application using internal IT resources or third-party consulting and software integration firms.

  Status quo

        TenFold's largest competitor is "status quo." Corporations continually wrestle with the issue of when to retire antiquated, "legacy" applications. In recent years, most companies chose to invest large amounts of money to fund maintenance of legacy applications, bearing the quirks and inefficiencies of outdated applications that do not meet new business demands. Eventually, the benefits and capabilities of the new application outweigh the cost and time disadvantage of erecting the new system, and corporations replace their systems.

        Remaining with the status quo results in, continuously increasing costs as maintenance on top of maintenance gets harder, acceptance of barely adequate applications, limitations on lowering costs, limitations to embracing new technologies, difficulty in adding products or expanding markets, and postpones the inevitable replacement of the application.

  Buy a Packaged Application (with or without modification)

        Many corporations prefer to obtain an off-the-shelf application from ERP or vertical packaged software vendors. Corporations license software packages to limit the risks associated with new software development projects. However, packaged applications force corporations to conform their business problems to the packaged solution, often with a poor fit. Corporations can modify a packaged application to solve their business problems, but blended solutions are expensive, slow to implement, and suffer from poor integration. We believe that the Universal Application generally enhances our customers' ERP solutions, rather than competing directly with them.

        Buying packaged applications is not a viable solution for replacing most legacy applications for most customers in most industries as reasonable-fit packaged applications just don't exist.

  Build New Applications

        When companies contemplate building their own applications, TenFold competes primarily with "old paradigm" applications servers and development platform vendors. Oracle, IBM, Microsoft, BEA, Computer Associates, and others supply tools to internal IT organizations or to third party consulting firms to build new applications.

        Programming languages such as COBOL, C, and C++ perform well and scale well, but require extraordinarily large project teams to spend multiple years to complete projects. Such projects are generally the source of statistics that report high failure rates among applications development projects. Visual Basic, SmallTalk, and other personal computer technologies support rapid applications development and slightly improved productivity for smaller projects, but do not scale to support large numbers of users. Further, they are not more efficient in coding and testing of very complex applications than existing technologies that do scale.

        Today's emerging technologies include Java, other component-enabling technologies (COM, DCOM, ActiveX,.NET, et cetera), and Java-related technologies intending to make Java viable for complex applications (J2EE, EJB, et cetera). Emerging technologies, all of which rely on programmers, have not changed the time and cost of large applications development at this time. Using such technologies for very large, complex applications development projects is likely to result in continued high failure rates for applications build projects since longer projects and large numbers of programmers on a project increase risk of failure exponentially according to most industry pundits.

        Consulting and software integration firms, such as Accenture and EDS, who build applications for hire, are not competitors of TenFold under our new business model, but potential resellers of the Universal Application. We intend to develop reseller agreements with strategic consulting and integration partners, and believe that the Universal Application gives resellers a technological advantage for delivering complex, enterprise applications.

Patents, Intellectual Property Rights and Licensing

        We rely primarily on a combination of patent, copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have received three separate patents in the United States. The first patent relates to the Universal Application. The second relates to TenFold AutoTest, our automated testing technology. The third patent relates to our computer-assisted testing of software application components. We have additional pending patent applications in other countries. Our trademark portfolio contains 9 U.S. trademark registrations, 14 trademarks registered in other countries and 29 pending applications in the U.S. and other countries. These trademark registrations and applications in the U.S. and their counterparts in various foreign jurisdictions provide protection for our proprietary marks including our distinctive TenFold name and logo.

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

        For information concerning risks associated with intellectual property rights, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – If we cannot protect or enforce our intellectual property rights, our competitive position would be impaired and we may become involved in costly and time-consuming litigation."

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

        Our development infrastructure and processes produce documentation, quality assurance, platform certification, release management, and delivery capabilities (in addition to design and implementation functions) for our technology and products. Developers use TenFold AutoTest – our patented integrated testing technology – to perform nightly regression tests on all products, components, and technologies under development or modification.

        Research and development expenses were approximately $12.5 million for the year ended December 31, 2001; $25.3 million in 2000; and $18.1 million in 1999. As of December 31, 2001, we had 41 research and development staff. We intend to continue to make investments in research and development to maintain and enhance the Universal Application, Universal Application Integrator, TenFold ComponentWare, and our applications products.

Employees

        As of December 31, 2001, we had 179 employees, including 104 in applications development, training and support, 41 in research and development, 10 in sales and marketing, and 24 in finance, administrative, and information technology support functions. None of our employees is represented by a labor union or a collective bargaining agreement and most are at-will employees.

        During the year ended December 31, 2001, our average headcount was 321. In March 2001, we reduced the workforce by 38 employees, and we closed offices in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina. In June 2001, we reduced the workforce by 70 employees and undertook facilities restructurings in Chicago, Illinois; Park Ridge, New Jersey; and Salt Lake City, Utah. In December 2001, we reduced the workforce by 65 employees, and undertook facilities restructurings in Chicago, Illinois; Richmond, UK; and San Francisco, California.

Acquisition and Sale of The LongView Group

        On September 30, 1999, we entered into a Stock Purchase Agreement with Barclays California Corporation ("BarCal") under which we purchased the entire equity interest of BarCal in its wholly owned subsidiary, The LongView Group, Inc. ("LongView"). On October 7, 1999, the acquisition was closed. On March 15, 2001, we sold LongView for $29.0 million to Linedata Services ("Linedata"). Accordingly, the operations of LongView have been included in the accompanying consolidated statements of operations from the acquisition through March 15, 2001. The acquisition was accounted for using the purchase method of accounting.

        In connection with the sale of LongView, we deposited $2.9 million in an interest bearing escrow account to be used for settlement of indemnified claims that might arise over the eighteen months following sale. In October 2001, we signed an agreement with Linedata under which the parties agreed to release each other from certain claims they had or may have had against each other, and Linedata paid us $1.8 million of the escrowed funds, with Linedata retaining the balance of $1.2 million. As a result, we reduced our gain on sale of LongView by $1.2 million.

During the quarter ended September 30, 2001 we also received an additional $177,000 from collection of LongView accounts receivable, less additional closing costs.

Executive Officers

        The executive officers of the Company are as follows:

Name	Age	Position(s)
Nancy M. Harvey	48	President, Chief Executive Officer, and Director
Jonathan E. Johnson III	36	Executive Vice President and Chief Financial Officer
Michelle A. Moratti	36	Senior Vice President, Operations
Steve M. Salomon	41	Vice President, Sales
Jeffrey L. Walker	59	Chairman of the Board of Directors, Executive Vice President, Chief Technology Officer

        Nancy M. Harvey joined TenFold in July 2000, and has served as President and Chief Executive Officer since January 2001. From July 2000 to December 2000, Ms. Harvey served as TenFold's Chief Operating Officer. Prior to joining TenFold, Ms. Harvey served in various capacities with Computer Science Corporation's ("CSC") Healthcare Group, a large-scale applications development, outsourcing and consulting company, including from 1999 to 2000 as Executive Vice President, from 1998 to 1999 as Chief of Staff and Acting Group Vice President of Finance and Administration, from 1997 to 1998 as a Vice President, and from 1995 to 1997 as a Principal of APM Management Consultants, a management consulting firm acquired in 1996 by CSC. From 1994 to 1995, Ms. Harvey was a Senior Manager with Ernst & Young, a public accounting firm. In addition, Ms. Harvey held executive positions with MacNeal Health Services Corporation, a regional health delivery system. Ms. Harvey holds a BS in biology and chemistry from the College of Creative Studies at the University of California at Santa Barbara, an MBA from the Wharton School of the University of Pennsylvania, a Ph.D. in chemical physics from the University of Minnesota, and was a post-doctoral fellow at the California Institute of Technology.

        Jonathan E. Johnson III joined TenFold in May 1999 as Assistant General Counsel. From August 2000 to December 2001, Mr. Johnson served as TenFold's Senior Vice President and General Counsel. Since December 2001, Mr. Johnson has served as Executive Vice President. In February 2002, he began serving as Chief Financial Officer and stopped serving as General Counsel. Prior to TenFold, from 1997 to 1999, Mr. Johnson practiced law in the Los Angeles office of the New York-based law firm of Milbank, Tweed, Hadley & McCloy where he focused on mergers and acquisitions, securities offerings, international transactions and general corporate work. From 1994 to 1997 he practiced law with Graham & James in Los Angeles and was a judicial clerk at the Utah Supreme Court. He received a bachelor's degree in Japanese from Brigham Young University, studied for a year at Osaka University of Foreign Studies in Japan, and received his law degree from the J. Reuben Clark, Jr. Law School at Brigham Young University.

        Michelle A. Moratti joined TenFold in August 2001 as Senior Vice President, Operations. Prior to joining TenFold, from 2000 to 2001, Ms. Moratti was Vice President of Provider Services at Neoforma, an Internet company that builds private marketplaces for healthcare providers and suppliers. From 1997 to 2000, Ms. Moratti was the Chief Operating Officer and Chief Financial Officer for Payor Applications at Computer Sciences Corporation, a large-scale applications development, outsourcing and consulting company. In this role, she was responsible for product development, customer support and implementation services and had oversight for engagements including project management, software development and application consulting services. From 1992 to 1997, Ms. Moratti served as a Senior Consultant at CSC and managed large-scale consulting and information technology engagements. Ms. Moratti began her career at Coopers and Lybrand, a public accounting firm. She received a bachelor's degree from SUNY Binghamton and a master's degree from Columbia University.

        Steve M. Salomon joined TenFold in July of 2001 as Vice President, Sales. From 1993 to 2001, he served as the Western Regional Vice President of Sales at Informix Software, Inc., a database software company. From 1987 to 1993, Mr. Salomon was an Account Executive at Anasazi, Inc., a financial software company, where he sold early generation high-volume, transaction processing solutions using relational databases on Unix. From 1983 to 1987 he was a Regional Sales Specialist for NCR Corporation, a large computer hardware and software company. Mr. Salomon received his bachelor's degree in computer science, with a minor in mathematics, from California State University at Chico.

        Jeffrey L. Walker founded TenFold in February 1993 and has served as its Chairman, Executive Vice President, and Chief Technology Officer since October 1996. From TenFold's inception to October 1996, Mr. Walker served as TenFold's Chairman, President, Chief Executive Officer, and Chief Technology Officer. Prior to founding TenFold, from 1991 to 1993, Mr. Walker was an independent consultant. From 1985 to 1991, Mr. Walker held several management positions at Oracle Corporation, a large database and applications software company, including Executive Vice President from 1987 to 1991, General Manager Applications Division from 1985 to 1991, Chief Financial Officer from 1987 to 1991, and Senior Vice President of Marketing during 1986. Prior to joining Oracle, Mr. Walker founded and served as Chief Executive Officer of Walker Interactive Products, an application software company, from 1980 to 1985. Mr. Walker holds a BA in mathematics from Brown University.

Item 2. Properties

        TenFold currently owns no real property. Below is a description of our leased property and the status of each facility at December 31, 2001:

Location	Sq. Feet	Lease expires	Use
San Francisco, CA	77,430	August 2008	Executive and administrative activities, sales, research and development, and applications development. We sublease 33,441 sq. feet of this space. As of the date of this filing, we are in the process of finalizing negotiations for disposition of the majority of space under this lease.
Salt Lake City, UT	25,530	March 2002	Corporate headquarters, executive and administrative activities, sales, research and development, applications development. Subsequent to December 31, 2001, we extended this lease to May 12, 2002.
Irving, TX	23,386	April 2005	We sublease 15,401 sq. feet of this space. As of the date of this filing, we are in the process of marketing the remaining space for sublet.
Chicago, IL	21,897	September 2008	Executive and administrative activities, sales, research and development, and applications development. As of the date of this filing, we are in negotiations for disposition of this lease.
Foster City, CA	18,905	January 2003	As of the date of this filing, we are marketing this space for sublet or disposition.
Salt Lake City, UT	12,834	December 2002	As of the date of this filing, we are in the process of marketing this space for sublet or disposition.
Dallas, TX	11,679	January 2004	In February 2001, we subleased this office space for the remaining term.
Chicago, IL	11,544	June 2002	In February 2001, we subleased this office space for the remaining term.
Richmond, UK	9,361	December 2008	Administrative activities, sales, research and development, and applications development. As of the date of this filing, we are marketing this space for sublet.
Raleigh, NC	4,561	May 2003	As of the date of this filing, we are marketing this space for sublet or disposition.

        Utilization of these leased facilities at December 31, 2001 is as follows:

Utilization	Sq. Feet	Percent
Occupied	66,607	31 percent
Subleased	72,065	33 percent
Vacant	78,455	36 percent

Total	217,127

        Our principal executive offices are located near Salt Lake City, Utah where we lease approximately 25,000 square feet under a lease that expires in May 2002 which coincides with our planned move to the new South Jordan, Utah facility.

        During the year ended December 31, 2000, we acquired two office buildings totaling 14,000 square feet and adjoining property in San Rafael, California. We did not occupy any of this space during the year ended December 31, 2001. We sold these buildings in January 2002, for an amount equal to their net book value.

        We closed offices in Dallas, Texas; and Chicago, Illinois during the three months ended December 31, 2000, and subsequently subleased these offices.

        In March 2001, we commenced plans to close additional offices in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina totaling approximately 61,000 square feet. We subsequently terminated the Atlanta, Georgia lease, and subsequently subleased approximately 15,401 sq. feet of the lease in Irving, Texas.

        During the three months ended June 30, 2001, we canceled an expansion requirement in Chicago, Illinois for an additional 43,777 sq. feet that would have commenced on October 1, 2001.

        During the three months ending September 30, 2001, we closed offices and canceled leases in Park Ridge, New Jersey and New York, New York.

        During the three months ending December 31, 2001, we became actively engaged in lease negotiations in Chicago, Illinois; Richmond, UK; and San Francisco, California; to reduce lease costs and eliminate non-utilized space.

        In May 2000, we signed a 10-year lease for 168,000 square feet of office space in South Jordan, Utah. This lease is part of a development project. The lease, without any modification to the development project, commences upon completion of construction and our subsequent occupancy of the office space, which is estimated to occur in early 2002 to approximately coincide with the expiration of the lease for our current Salt Lake City headquarters. It is expected that this lease will be an operating lease. In November 2000, we negotiated with the developer of the project to reduce our commitments under this lease obligation by 65,431 square feet. In April 2002, we negotiated with the developer to extend the term of the lease to eleven years and to further reduce our monthly payment obligations. As of the date of this filing, we are pursuing options to reduce this commitment further, including the possible sublease of a significant portion of this space.

Item 3. Legal Proceedings

Resolved Customer Disputes

        Since March 2001, we have settled eight customer disputes, six of which were filed against us before 2001. In none of these settlement agreements did any party admit liability. Our errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sums above the self-insurance retention we paid to cover legal defense costs. In one case, the customer paid us for services we had provided.

  Westfield

        On September 17, 1999, Ohio Farmers Insurance Company doing business as Westfield Companies ("Westfield"), filed a complaint in the United States District Court for the District of Ohio. On November 4, 1999, we filed an Answer and Counterclaim. Effective April 26, 2001, TenFold and Westfield entered a Settlement Agreement and Mutual Release that settled and resolved all claims between the two companies.

  Nielsen

        On June 14, 2000, Nielsen Media Research, Inc. ("Nielsen"), filed a complaint in the Circuit Court of Cook County, Illinois. On August 30, 2000, we filed an Answer and Counterclaim. Effective May 30, 2001, TenFold and Nielsen entered a Settlement Agreement and Mutual Release that settled and resolved all claims between the two companies.

  Trumbull

        On August 18, 2000, Trumbull Services, L.L.C. ("Trumbull"), filed a demand for arbitration with the American Arbitration Association. On September 13, 2000, we filed an Answer and Counterclaim. On May 10, 2001, TenFold and Trumbull entered a Settlement Agreement and Mutual Release that settled and resolved all claims between the two companies.

  Unitrin

        On October 4, 2000, Unitrin Services Company, Inc. ("Unitrin") sent us a notice of dispute letter requesting non-binding mediation. On March 8, 2001, TenFold and Unitrin entered a Confidential Settlement Agreement and Release that settled and resolved all of Unitrin's claims.

  SCEM

        On November 22, 2000, Southern Company Energy Marketing L.P. ("SCEM") filed a demand for arbitration with the American Arbitration Association. We filed detailed Counterclaims. On August 27, 2001, TenFold and SCEM entered a Confidential Settlement Agreement and Release that settled and resolved all claims between the two companies.

  Utica

        On January 3, 2001, Utica Mutual Insurance Company ("Utica") filed a complaint against us in the Federal District Court of Utah. On January 23, 2001, we filed an Answer. On August 16, 2001, TenFold and Utica entered a Confidential Settlement Agreement and Release that settled and resolved all claims asserted by Utica.

  Other

        On April 4, 2001, we received a letter from another customer alleging that we had materially breached our contract with that customer. On May 2, 2001, we entered a Termination and Settlement Agreement with this customer under which the customer agreed to pay TenFold a compromised and confidential settlement amount for services we had provided to this customer.

  Crawford

        On December 14, 2000, Crawford & Company ("Crawford") sent a letter to us alleging breach under the terms of our Master Software License and Services Agreement with Crawford (the "Crawford Agreement"). On September 4, 2001, Crawford filed a demand for arbitration with the American Arbitration Association. On March 8, 2002, TenFold and Crawford entered a Confidential Settlement Agreement and Release that settled and resolved all claims between the two companies.

Unresolved Customer Disputes

        We have two unresolved customer disputes and a dispute with Perot Systems.

  SkyTel

        In March 2001, SkyTel Communications, Inc. ("SkyTel") orally informed us of its intent to terminate the Master Software License and Services Agreement between SkyTel and us (the "SkyTel Agreement"). On May 15, 2001, SkyTel sent us a letter purporting to terminate the SkyTel Agreement based on our alleged material breach of the SkyTel Agreement. SkyTel's letter also demands a refund of approximately $11 million paid by SkyTel. On September 24, 2001, SkyTel filed a complaint against us in the First Circuit Court of the First Judicial District of Hinds County, Mississippi. SkyTel seeks monetary damages of at least $17.5 million, plus other damages it may prove at trial, together with pre- and post-judgment interest, attorneys' fees and expenses and costs. On November 13, 2001, we filed an answer denying the material allegations of the complaint. We also filed a counterclaim for unpaid fees and SkyTel's disclosure of confidential information. Our counterclaim seeks damages of at least $7 million and punitive damages of at least $10 million. The parties have currently stayed discovery. This claim may be covered by the supplemental extended reporting period policy we maintain on one of our prior errors and omissions liability policies. The total contract value involved in this customer dispute is approximately $17.6 million, of which $11.4 million has been received by us to date. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity. For the three months ended December 31, 2001, we recognized no revenue from the SkyTel Agreement and recognized $130,000 from SkyTel during the same period in 2000. During the twelve months ended December 31, 2001, we recognized revenues of $263,000 from SkyTel as compared to $9.8 million in 2000.

  Other Customer Dispute

        On November 14, 2001, we received a letter from a customer alleging that we have materially breached our contract with that customer. The letter requests that we engage in an executive dispute resolution procedure required by the contract. We do not believe that we have materially breached the contract, and we have continued to perform under the contract. We are currently in discussion with the customer regarding the alleged breach and a mutually beneficial restructuring of the relationship. Should the customer continue to assert that we have materially breached the contract, we will vigorously assert our rights under the contract and defend ourselves against any claims the customer may assert. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

  Perot Systems

        On November 19, 2001, we received a demand for arbitration from Perot Systems Corporation ("Perot") alleging that we have materially breached agreements with Perot. The demand requests relief of $3.1 million. We are currently in discussions with Perot regarding the alleged breach and a mutually beneficial restructuring of the relationship. If these discussions do not lead to a mutually agreeable settlement, we intend to vigorously assert our rights under the contract and defend ourselves against the claims Perot has asserted. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity. We have $2.0 million in accrued liabilities and $673,000 in accounts payable in the Consolidated Balance Sheet at December 31, 2001, that we previously accrued related to our agreements with Perot.

Summary and Insurance

        As a result of the legal proceedings and contingencies noted above, we have provided an allowance for doubtful accounts of $818,000 related to billed accounts receivable and $1.3 million related to unbilled accounts receivable at December 31, 2001.

        We maintained errors and omissions and umbrella liability insurance coverage to protect ourselves in the event of claims for damages related to the performance of computer-related services or the failure to perform computer-related services that occurred after March 1, 1998, but prior to March 1, 2001. We do not believe that the dispute with SkyTel will be covered by our original errors and omissions and umbrella liability insurance coverage. However, we also maintain a $2 million supplemental extended reporting period policy on one of our prior errors and omissions liability policies. We believe that this supplementary extended reporting insurance policy may cover some of the types of alleged damages (but not unpaid or unbilled accounts receivable) claimed in the SkyTel dispute noted above, to the extent that they occurred during the policy periods. We also believe that this supplementary extended reporting insurance policy may cover the costs of legal defense of the SkyTel dispute, subject to the policies' total limit, and any stated reservation of rights by the carrier regarding conditions or findings that might exclude coverage for a particular matter. We do not believe that this insurance or any other insurance that we maintain will cover the disputes with the unnamed customer or Perot. We have reserved against certain of the billed and unbilled accounts receivable related to these disputed amounts for which a loss is considered probable and estimable. An unfavorable outcome of any of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity.

        On November 18, 2000, our excess errors and omissions policy expired. On March 1, 2001, our primary errors and omissions policy expired. On March 1, 2001, we secured a new, industry standard, errors and omissions policy that covers claims made after March 1, 2001. We renewed this policy on March 1, 2002. Our new policy excludes contractual related disputes such as cost and time guarantees, and only covers software errors or omissions that occur after the delivery of software. We believe this policy provides adequate coverage for potential damages related to errors and omissions in our delivered software.

Stockholder Matters

        On or after August 12, 2000, six complaints were filed in the United States District Court of Utah alleging that we and certain of our officers violated certain federal securities laws. All six complaints were virtually identical and allege that 1) we improperly recognized revenues on some of our projects; 2) we failed to maintain sufficient accounting reserves to cover the risk of contract disputes or cancellations; 3) we issued falsely optimistic statements that did not disclose these accounting issues; and 4) TenFold insiders sold stock in early calendar year 2000 while knowing about these issues.

        On October 30, 2000, our motion to consolidate the six complaints into one class action complaint was granted. On March 7, 2001, the court appointed lead plaintiffs and lead class counsel. On May 1, 2001, the plaintiffs filed an amended consolidated complaint. TenFold filed a motion to dismiss the amended complaint on June 19, 2001. On March 19, 2002, the court granted our motion to dismiss the amended complaint, but allowed the plaintiffs leave to make a motion to amend their complaint. We have stipulated with the plaintiffs that they have until May 20, 2002 to file such a motion.

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

SEC Inquiry

        On May 26, 2000, the United States Securities and Exchange Commission ("SEC") issued a Formal Order Directing Private Investigation. The Order contains no specific factual allegations. We understand, however, that the SEC is conducting a non-public fact-finding inquiry into our revenue recognition decisions on approximately 15 contracts. We have received several document subpoenas from the SEC and we have complied with all of them. We have learned that the SEC has issued subpoenas to our independent auditors and to several of our current and former customers. Since February 2001, the SEC has taken testimony from several of our current and former executives and staff.

        On March 20, 2002, TenFold and five of its current and former officers and employees received notices from the SEC's Denver regional office indicating that the staff intends to recommend that the SEC commence fraud and non-fraud (books and records) enforcement proceedings against TenFold and these individuals. The SEC's potential remedies under such enforcement proceedings include various forms of injunctive relief, monetary penalties, and orders barring individuals from future employment in public companies. It is too early in the inquiry to say which of these remedies, if any, the SEC might seek against TenFold and the individuals. Management and outside legal counsel believe that we have meritorious defenses to any allegations the SEC may make and intend to continue to cooperate fully with the SEC. At this time, our outside legal counsel is not able to provide an opinion on the probable outcome of the inquiry. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

        We held a special meeting of stockholders on October 9, 2001, in Sandy, Utah. The special meeting was held to address approval of a reverse split of our common stock in order to maintain the listing of our common stock on the Nasdaq SmallCap Market or on an alternate stock exchange. Because the Nasdaq implemented a moratorium on the minimum bid price requirement for continued listing of stock on the Nasdaq SmallCap Market on September 27, 2001, our shareholders passed a motion at the special meeting to defer consideration of a reverse split of our common stock until such time, if any, when we are not in compliance with the minimum bid price requirement of the Nasdaq SmallCap Market. See Item 5 for a discussion of our current status of listing on the Nasdaq SmallCap Market.

        A total of 19,039,202 shares (approximately 51.5% of all shares entitled to vote at the special meeting) were represented at the special meeting by proxy or ballot. All 19,039,202 shares were voted in favor of deferring consideration of a reverse split of our common stock, with no shares voted against, and no votes abstaining. No broker non-votes were cast. No other matters were voted upon or brought before the shareholders at the special meeting.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock trades on the Nasdaq SmallCap Market under the trading symbol "TENF." Our high and low closing prices by quarter during 2001, 2000 and 1999 are presented as follows:

	2001
	HIGH	LOW
First Quarter	$3.38	$0.31
Second Quarter	$0.69	$0.22
Third Quarter	$1.69	$0.34
Fourth Quarter	$1.05	$0.51
	2000
	HIGH	LOW
First Quarter	$70.00	$39.88
Second Quarter	$56.63	$16.25
Third Quarter	$17.88	$4.06
Fourth Quarter	$5.25	$1.06
	1999
	HIGH	LOW
First Quarter	–	–
Second Quarter	$31.75	$22.25
Third Quarter	$38.72	$24.63
Fourth Quarter	$43.00	$18.38

        On December 31, 2001, we had approximately 215 stockholders of record of our common stock and 36,812,462 shares of our common stock were issued and outstanding.

        We have never declared or paid dividends on our common stock. We expect to retain any earnings generated by our operations for the development and growth of our business, and we do not anticipate paying any dividends to our stockholders for the foreseeable future.

        On or about August 20, 2001, our stock listing was changed from the Nasdaq National Market System to the Nasdaq SmallCap Market.

        On February 14, 2002, we received a notice from the Nasdaq Stock Market Inc. ("Nasdaq") that we fail to meet the minimum $1.00 per share closing bid price requirement. Nasdaq has informed us that so long as we continue to the meet Nasdaq's other continued listing requirements we have until August 13, 2002 to regain compliance with the closing bid price requirement. However, we currently fail to meet other continued listing requirements and accordingly, we expect to receive a notice of de-listing from Nasdaq. We intend to present a plan to Nasdaq that will show a means to regain compliance with the continued listing requirements and seek a temporary stay from de-listing based upon that plan. However, we have no assurance that Nasdaq will accept our plan to stay or delay de-listing. If we are not able to obtain an exception to the continued listing requirements or meet the continued listing requirements and our stock is de-listed from the Nasdaq SmallCap Market, there would likely be a substantial reduction in the liquidity of any investment in our common stock.

Item 6. Selected Financial Data

        The selected consolidated statement of operations data for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, and the selected consolidated balance sheet data as of December 31, 2001, 2000, 1999, 1998, and 1997, are derived from, and are qualified by reference to, TenFold's audited financial statements. The historical results are not necessarily indicative of future results.

	Year ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$8,532	$12,416	$47,088	$13,382	$5,244
Subscription	689	–	–	–	–
Services	43,344	50,390	45,341	26,785	8,879

Total revenues	52,565	62,806	92,429	40,167	14,123
Operating expenses:
Cost of revenues	28,388	61,994	30,460	14,529	4,661
Sales and marketing	5,490	22,279	24,540	11,070	2,765
Research and development	12,456	25,297	18,085	9,690	4,739
General and administrative	10,792	25,548	5,231	2,882	1,364
Amortization of goodwill and acquired intangibles	962	4,603	1,064	–	–
Amortization of deferred compensation	857	1,188	1,427	153	34
In process research and development	–	–	2,000	–	–
Special charges	18,876	4,810	–	–	1,449

Total operating expenses	77,821	145,719	82,807	38,324	15,012

Income (loss) from operations	(25,256)	(82,913)	9,622	1,843	(889)

Total other income, net	12,553	2,152	981	375	179

Income (loss) before income taxes	(12,703)	(80,761)	10,603	2,218	(710)
Provision (benefit) for income taxes	2,965	(619)	4,736	495	(110)

Net income (loss)	$(15,668)	$(80,142)	$5,867	$1,723	$(600)

Accretion of Series A and B redeemable preferred stock	–	–	(391)	(915)	(274)

Net income (loss) applicable to common stockholders	$(15,668)	$(80,142)	$5,476	$808	$(874)

Basic earnings (loss) per common share	$(0.44)	$(2.29)	$0.19	$0.04	$(0.04)

Diluted earnings (loss) per common share	$(0.44)	$(2.29)	$0.16	$0.03	$(0.04)

Weighted average shares – basic (1)	35,623	35,035	29,278	21,551	21,542

Weighted average shares – diluted (1)	35,623	35,035	34,384	26,663	21,542

Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$10,969	$13,854	$58,247	$15,373	$9,022
Total current assets	16,604	19,751	77,956	23,966	10,443
Total assets	27,476	65,275	112,632	30,309	12,044
Total current liabilities	50,942	66,088	44,574	12,236	2,921
Long-term obligations, redeemable preferred and common stock, less current portion	1,878	10,023	3,464	14,240	8,640
Stockholders' equity (deficit)	(25,344)	(11,448)	61,840	3,748	483
Working capital (deficit)	(34,338)	(46,337)	33,382	11,730	7,522
(1)
See Note 4 of "Notes to Consolidated Financial Statements" for an explanation of the determination of the method used to determine the number of shares used in computing net earnings (loss) per share.

Supplementary Financial Information

        The following tables set forth certain unaudited quarterly results of operations of TenFold for 2001 and 2000. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results.

	Quarter ended
	Mar 31, 2000	June 30, 2000	Sept 30, 2000	Dec 31, 2000	Mar 31, 2001	June 30, 2001	Sept 30, 2001	Dec 31, 2001
	(in thousands, except per share data)(unaudited)
Revenues:
License	$4,681	$7,586	$4,038	$(3,890)	$2,981	$4,115	$748	$688
Subscription	–	–	–	–	–	–	–	689
Services	26,994	18,779	14,849	(10,231)	8,286	17,335	9,635	8,088

Total revenues (1)	31,675	26,365	18,887	(14,121)	11,267	21,450	10,383	9,465

Operating expenses:
Cost of revenues	11,718	16,302	18,053	15,921	9,222	9,384	2,661	7,121
Sales and marketing	6,844	6,453	5,634	3,348	2,846	1,385	678	581
Research and development	6,424	6,333	6,504	6,036	4,451	3,464	2,613	1,929
General and administrative	1,864	6,136	8,329	9,219	4,253	3,018	1,940	1,581
Amortization of goodwill and acquired intangibles	1,151	1,151	1,150	1,151	962	–	–	–
Amortization of deferred compensation	351	316	275	246	175	337	185	159
Special charges	–	–	–	4,810	5,729	1,832	911	10,404

Total operating expenses	28,352	36,691	39,945	40,731	27,638	19,420	8,988	21,775

Income (loss) from operations	3,323	(10,326)	(21,058)	(54,852)	(16,371)	2,030	1,395	(12,310)

Total other income, net (2)	508	705	442	497	13,545	6	(1,035)	37

Income (loss) before income taxes and minority interest	3,831	(9,621)	(20,616)	(54,355)	(2,826)	2,036	360	(12,273)
Provision (benefit) for income taxes (2)	1,686	(3,134)	543	286	2,372	379	209	5

Net income before minority interest	2,145	(6,487)	(21,159)	(54,641)	(5,198)	1,657	151	(12,278)

Minority interest	8	(8)	–	–	–	–	–	–

Net income (loss)	$2,137	$(6,479)	$(21,159)	$(54,641)	$(5,198)	$1,657	$151	$(12,278)

Basic earnings (loss) per common share	$0.06	$(0.19)	$(0.61)	$(1.55)	$(0.15)	$0.05	$(0.00)	$(0.34)

Diluted earnings (loss) per common share	$0.05	$(0.19)	$(0.61)	$(1.55)	$(0.15)	$0.04	$(0.00)	$(0.34)

(1)
The negative revenues during the three months ended December 31, 2000, are primarily due to lower than anticipated sales, project delays and disputes on certain projects, changes in estimates on certain fixed-price projects to limit revenue recognized to costs incurred, and adjustments required to properly account for events associated with converting certain fixed-price contracts to time-and-materials-based contracts.

(2)
During the fourth quarter of 2001, the Company recorded a reclassification reducing the gain on sale of The LongView Group, Inc. and the provision for income taxes each by $408,000 for the quarter ended March 31, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

        TenFold is the provider of the Universal Application™, a software applications platform that accelerates development and deployment and reduces costs of maintaining complex enterprise applications. The Universal Application automates most of the things that applications programmers typically do, and thereby enables small teams of predominantly non-technical business users to design, build, test, deploy, and maintain complex, transaction-intensive applications, with limited demand on scarce IT resources. Customers can get Internet-ready applications deployed into production faster and at significantly lower cost than with other applications development technologies.

        The Universal Application platform has been in development more than 9 years, contains more than 2.5 million lines of C and C++ code, and is protected by three issued U.S. patents (see "Patents, Intellectual Property Rights and Licensing" for more information). With the Universal Application, business people or applications developers with little or no traditional programming skills can build and maintain an application by describing the application's desired data and functionality without needing to program in C, C++, Java, HTML, SQL or other programming languages and without the need to do other programming-like tasks such as designing screens and writing requirements documents.

        Our customers are leaders in financial services, insurance, healthcare, and other vertical markets. Since we began operation in 1993, we have provided licenses, and applications development, support and training services to over 50 customers (excluding customers of our prior subsidiary, The LongView Group, Inc.). During 2001, we provided licenses and/or services to 28 customers. Several enterprise-scale, mission-critical applications are in production using Universal Application technology at companies such as Abbey National Bank, Allstate, Ameritech, Barclays Global Investors, and iplan networks. Our customers are deriving significant benefits from their applications, including the ability to maintain business rules on-the-fly. For example, one of our customers determined that it can introduce new multi-state insurance rate structures (i.e., business rules) in hours versus weeks. Speed to application production and application maintainability – of both business rules and underlying hardware, operating system and databases – are the hallmarks of the Universal Application.

        We believe that our Universal Application platform makes building complex applications three to ten times cheaper, easier, and faster than traditional application development methodologies because the Universal Application automates most of the things that applications programmers typically do. TenFold customers have proven that primarily non-technical business people can use the Universal Application to build better applications than IT consultants or traditional programmers due to the business people's detailed understanding of their business requirements. Consequently, we have focused our business away from building applications for customers and toward providing the Universal Application, and our assistance through time and materials consulting and training, to customers who use their own their business teams build applications.

        We will continue to market the Universal Application and support future customers using this model. On November 16, 2001, we entered into an expanded relationship with an existing customer, Allstate, which exemplifies this new business model. Through this relationship, Allstate significantly expanded its Universal Application and policy administration application license rights from one division to the entire corporation. Allstate is receiving software products, products to be introduced by TenFold, updates, and support, training, and time-and-materials services from TenFold to enhance Allstate's ability to independently use Universal Application for applications development within Allstate. In addition, Allstate staff have joined the TenFold development team and are receiving training on core Universal Application technology to provide Allstate with the ability to maintain Universal Application internally, should it so desire.

Business History

        We founded TenFold in 1993, and spent the first several years primarily engaged in developing our patented Universal Application technology. In 1996, we began using our Universal Application to develop Universal Application-based applications. From 1997 through 2000, we derived the majority of our revenues from fixed-price, fixed-time applications development projects in which we offered a money-back guarantee. We also began reselling vertical applications products that we had previously developed for other customers. In 1999, we completed our initial public offering. In 1999 and early 2000, we signed several large, fixed-price, build-for-hire contracts with customers and hired many new employees. We also formed and began operation of eight subsidiary companies or divisions.

        In 2000, we experienced several difficult quarters. Our guaranteed, fixed-price business model and difficulties in delivering some projects by the guaranteed date led to several customer disputes. These disputes caused material erosion in our financial performance and made the sales environment increasingly difficult for us. Our poor financial performance further deteriorated our ability to sell our products and services. These sales challenges occurred at a time when industry-wide technology spending began slowing, making it even more difficult for us to attract new customers. In addition to experiencing lower sales, our decentralized operating structure created redundant overhead and increased our operating costs. We incurred substantial, increasing, losses from operations in the last three quarters of 2000, including a $55 million operating loss in the fourth quarter of 2000.

  Current Business Status

        We took dramatic and disciplined steps to address the significant financial, legal, and operating issues we had experienced. During 2001, we:

  1.
  Set a new strategic direction;
  2.
  Laid the groundwork for future success; and
  3.
  Resolved many of the issues that damaged TenFold in recent quarters.

        We continue to face significant challenges, including without limitation, the ability to generate or raise sufficient operating capital (see "Liquidity and Capital Resources" below), outstanding litigation (see "Legal Proceedings" below), and a difficult sales environment.

  Set a New Strategic Direction

        During 2001, we evaluated strategic alternatives for exploiting the substantial value inherent in our technology, selected a new strategic direction, and changed our business model. We have recently begun to realize the potential value of our vertical applications portfolio.

        Evaluated Strategic Alternatives - We evaluated three potential, alternative, strategic options for TenFold: technology platform company; vertical applications product company; or systems integration services company. We have refocused TenFold back to its roots as a technology platform company.

        Changed Business Model - Beginning in the fourth quarter of 2000, we no longer offer the TenFold Guarantee, a conditional money-back guarantee for large-scale software applications, and we provide new applications development and implementation services on a time-and-materials basis, rather than on a guaranteed, fixed-price, fixed-time basis.

        Launched Universal Application Sales - During the first quarter of 2001 we began to more actively promote the Universal Application to customers desiring to use it to build their own Universal Application-based applications. During 2001, one of our customers demonstrated the feasibility of this model by implementing in eighteen states an internet-enabled insurance policy rating application that it developed using the Universal Application.

        Realizing the Value of Our Vertical Applications Portfolio – We have completed applications products for the communications, energy, financial services, healthcare and insurance markets. We intend during 2002 to pursue value added reseller ("VAR") and other distribution agreements with application companies that may take ownership of the intellectual property, and will provide direct support, maintenance and marketing of specific vertical market applications products. VAR agreements should accelerate and broaden market distribution for us at a significantly lower cost than we could achieve on our own. VAR successes with applications that we built with the Universal Application should also accelerate introduction of the Universal Application. We also continue to pursue the sale of vertical application product assets to interested parties, such as software distribution companies. In February 2002, we entered into our first VAR agreement to resell a Universal Application-based communications industry application worldwide. In April 2002, we entered into our first strategic alliance under our new business model, with a global systems integrator, Sapient Corporation.

        From time to time, we expect to continue to identify unmet vertical applications market needs, enter into time-and-materials build-for-hire arrangements, build applications using the Universal Application and exploit the value of the applications products as described above. We expect these projects to provide opportunities for us to showcase our technology, to maintain Universal Application-based applications development expertise, and to generate cash from service and license revenue and/or from the sale of vertical applications product assets.

  Laid Groundwork for Future Success

        During 2001, we believe we have strengthened our delivery capabilities, and improved customer relationships and commenced Universal Application sales initiatives.

        Strengthened Delivery Capabilities – We improved delivery performance during 2001 as we leveraged our experienced personnel for each of our customer projects, improved project management controls, and provided centralized oversight of all on-going projects. The improvements in our applications delivery process led to a significant improvement in our ability to estimate project man-days remaining.

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

        In the second quarter of 2001, we achieved significant project delivery milestones for a large property and casualty insurance company, delivered a billing and settlement application to a major energy and transmission supplier, and implemented customer management and product and order processing application modules for a communications company.

        During the third quarter of 2001, we completed the production implementation of Enterprise Relationship Manager, an end-to-end business infrastructure platform designed exclusively for next-generation Internet and communications service providers, for a communications company; and completed delivery of an integrated insurance policy rating and administration application for production testing to a major property and casualty insurance provider. Working with a major property and casualty insurer and a hardware provider, at a scalability benchmarking center, we demonstrated that the Universal Application scales vertically by supporting 5,000+ simultaneous users on one computer, scales horizontally by doubling capacity to 10,000+ simultaneous users on two computers, and effectively parallelizes batch processes by renewing 30,000 policies, in 60 batches of 500 each, in 39 minutes total.

        During the fourth quarter of 2001, we successfully transitioned one of our then three remaining fixed-price contracts to a time-and-materials relationship. We met important build milestones in another fixed-price relationship. During 2001, we provided a subsidiary of Allstate Corporation with consulting, support and training services that helped them roll-out an internet-enabled insurance policy rating application to their operations in eighteen states. On November 16, 2001, we entered into a new substantial relationship with Allstate Corporation. This new relationship represents the first significant transaction under our new sales and business model. Allstate significantly expanded its Universal Application and policy administration application license rights from one subsidiary to the entire corporation. Allstate is receiving software products, products to be introduced by TenFold, updates, and support, training, and time-and-materials services from TenFold to enhance Allstate's ability to independently use Universal Application for applications development within Allstate.

        Improving Customer Relationships – Strengthened account management and delivery capabilities have enabled improvement in our customer relationships. Our customers' affirmation of their commitment to TenFold's technology and our ability to deliver their business applications has, in some instances, resulted in our applications moving (or being scheduled to move) into production, formal acceptance of TenFold's completion of existing fixed-price contracts, expansion of license scope and entering into new time-and-materials based services contracts.

        Commenced Sales Initiatives – During 2001, we took two important actions to begin to rebuild momentum for new sales of our Universal Application technology and related products and services. First, we launched a Universal Application direct sales channel that resulted in a small number of paid prototype projects with potential customers in insurance, retail software, and financial services sectors. In support of the direct sales channel, we hired a technology sales executive to lead our direct sales initiatives of the Universal Application and our vertical applications products. We hired additional technical and industry-specific sales talent during 2001 to execute against our business model. Second, we initiated negotiations around varied distribution alliances. We are in discussions to establish relationships with ASPs, VARs, systems integrators, and software distributors in the U.S. and international markets. VAR agreements should accelerate and broaden market distribution for us at a significantly lower cost than we could achieve on our own. VAR successes with applications that we built with the Universal Application should also accelerate introduction of the Universal Application. In February 2002, we entered into our first VAR agreement to resell a Universal Application-based communications industry application worldwide, with 3Genesis. In April 2002, we entered into our first strategic alliance under our new business model, with a global systems integrator, Sapient Corporation. Under this new relationship Sapient is licensed to: serve as a Universal Application reseller globally; provide Universal Application-based applications development services to customers in the U.S. and internationally; receive advanced

Universal Application maintenance training for a team of Sapient technologists; and collaborate with TenFold to penetrate new and existing accounts.

        In addition, we began developing marketing initiatives around the Universal Application, including focused print advertising and rebuilding of our Web site. We built the new Web site (www.10Fold.com) using TenFold's Universal Application technology with the objective of providing a real-time demonstration of the power of the Universal Application. The new site provides visitors with a Universal Application experience including application overviews and real-time product demonstrations.

        On November 16, 2001, we entered into a new substantial relationship with Allstate Corporation. This new relationship represents the first significant transaction under our new sales and business model. Allstate significantly expanded its Universal Application and policy administration application license rights from one subsidiary to the entire corporation. Allstate is receiving software products, products to be introduced by TenFold, updates, and support, training, and time-and-materials services from TenFold to enhance Allstate's ability to independently use Universal Application for applications development within Allstate. In addition, Allstate staff have joined the TenFold development team and are receiving training on core Universal Application technology to provide Allstate with the ability to maintain Universal Application internally, should it so desire.

        Began to Execute Our New Business Model – Over the course of 2001, we improved our ability to execute to our new business model with significant time-and-materials services, more accurate project estimates, and new customer pilots. We also hired more experienced sales and delivery staff. However, like most businesses, we have experienced the ripple effect of the events of September 11, 2001. In several cases, existing customers decided to cancel or scale-back project commitments or delay project expansions and prospective customers decided to postpone entering into new contracts. These decisions significantly reduced our revenue and cash flow for the latter part of 2001 from what we previously expected.

  Resolved Many Historical Issues

        During 2001, we resolved many of the issues which arose in 2000. We consolidated operations, restructured the business, resolved several customer disputes and progressed in other legal matters.

        Consolidated Operations – In January 2001, we consolidated our operations into one corporate organization to reduce costs, provide better focus for employees and to solidify our core delivery and operational infrastructure.

        Restructured Business – From November 2000 to December 31, 2001, we reduced our headcount from approximately 744 to 179, reduced the number of principal operating offices from 13 to 4, renegotiated facilities and equipment leases, marketed unused properties for sale, and tightened operational expense management.

        We commenced a restructuring of our business in November 2000 through a reduction in force of 159 employees and the closure of redundant offices in Chicago, Illinois; Dallas, Texas; and San Francisco, California. In March 2001, we reduced the workforce by 38 employees, and we closed offices in Atlanta, Georgia; Foster City, California; Irving, Texas; and Raleigh, North Carolina. In June 2001, we reduced the workforce by 70 employees and undertook facilities restructurings in Chicago, Illinois; New York, New York; Park Ridge, New Jersey; and Salt Lake City, Utah. In December 2001, we reduced the workforce by 65 employees, and undertook facilities restructurings in Chicago, Illinois; Richmond, UK; and San Francisco, California. In January 2002, we sold two buildings we had owned in San Rafael, California, for an amount equal to their net book value.

        We anticipate the impact of the four restructurings to reduce annualized operating costs by approximately $64 million. In addition to headcount reductions and office closures, we have taken other aggressive steps to lower operating costs. In March 2001, we issued a revised travel policy to significantly reduce travel expenses, which for the year ended December 31, 2001, were approximately 5% of operating expenses, compared to 12% for the year ended December 31, 2000. We performed a comprehensive review of our network costs and initiated significant reductions. We are continuing to re-negotiate service and support contracts and review operating expenses for telecommunications, employee benefits, contractors, facility leases and all other expenses with the objective of minimizing expenses in 2002.

        During 2001, we terminated or subleased 105,000 square feet of excess office space, resulting in monthly operating cost savings of $259,000 with total lease term savings exceeding $13 million.

        During the second half of 2001, we restructured our financial obligations with three equipment lessors. The payment restructuring reduced our payments by approximately $497,000 per quarter from the fourth quarter of 2001 through the first quarter of 2002. Beginning in April 2002, we are required to resume paying pre-restructuring lease payment amounts through September 30, 2002. After September 30, 2002, we are required to pay pre-restructuring lease payment amounts plus approximately one twelfth of the deferred amount until paid in full. Effective January 1, 2002 we also restructured our notes payable obligations to our primary lender. See "Liquidity and Capital Resources" for more information.

        Resolving Customer Disputes – Since March 2001, we have favorably resolved eight customer disputes as follows:

    Unitrin – On March 8, 2001, we entered a Confidential Settlement Agreement and Release with Unitrin Services Company, Inc. ("Unitrin") dismissing all of Unitrin's claims.

    Westfield – Effective April 26, 2001, we entered into a Settlement and Mutual Release with Ohio Farmers Insurance Company, doing business as Westfield Companies, dismissing all claims each party had against the other.

    Trumbull – On May 10, 2001, we entered into a Settlement Agreement and Mutual Release with Trumbull Services LLC dismissing all claims each party had against the other.

    Nielsen – Effective May 30, 2001, we entered into a Confidential Settlement Agreement and Release with Nielsen Media Research, Inc. dismissing all claims each party had against the other.

    SCEM – On August 27, 2001, we entered into a Confidential Settlement Agreement and Release with Southern Company Energy Marketing L.P. dismissing all claims each party had against the other.

    Utica – On August 16, 2001, we entered into a Confidential Settlement Agreement and Release with Utica Mutual Insurance Company dismissing all claims each party had against the other.

    Unnamed Customer – On April 4, 2001, we received a letter from a customer alleging that we had materially breached our contract with that customer. On May 2, 2001, we entered a Termination and Settlement Agreement with this customer.

    Crawford – On March 8, 2002, we entered into a Confidential Settlement Agreement and Release with Crawford & Company dismissing all claims each party had against the other.

          In none of these settlement agreements did any party admit liability. Our errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sums above the self-insurance retention we paid to cover legal defense costs. In one case, the customer paid us for services we had provided. With the resolution of these disputes, we now have unresolved disputes with two customers and one business partner. In addition, we have outstanding stockholder suits and continue to be the subject of an SEC inquiry. See "Legal Proceedings" for more information.

Critical Accounting Policies

        The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified the "critical accounting policies" below. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgement and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

  Revenue Recognition and Project Profitability

        We believe risks relating to revenue recognition include the judgement required to determine fixed-price project completion percentages, project profit or loss projections on fixed-price and time-and-material contracts, and forecasting of fixed-price project end-dates for our two remaining fixed-price, guaranteed projects. These estimates include assumptions as to the remaining effort, the number of personnel assigned to the project, and the complexity of tasks to be completed. Changes in these assumptions may result in future adjustments to the Company's financial statements.

        We use the completion percentage assumptions to determine if a contract is in a loss position. Variances between management's estimates and actual results may result in larger teams and longer delivery schedules, which impacts the profitability of the project. These variances result in adjustments to our results of operations and financial position due to the change in a project's profit or loss projections. We also use these estimates to determine if the project end-date schedule is within the timeline of the project guarantee. Variances between management's judgement and actual results may result in a significant adjustments having to be made to our results of operations and financial position, including potentially having to refund fees previously paid to us for a project.

        We recognize time-and-material revenue at the lowest point in the range of estimated profit margin, which represents our best estimate of the profit to be achieved. Variances may occur if we are unable to collect time-and-material billings or if we grant concessions to time-and-material customers in order to sell additional business or collect cash under the contract. These variances between management's estimate of the lowest point in the range of estimated profit margin and actual results may result in a significant adjustment to our results of operations and financial position.

        We continue to review projects each quarter to reassess the status of each project and to verify the related completion percentage and project profit or loss projections. Although we believe that we have made all appropriate adjustments to properly reflect the completion percentage and status of contracts in process at December 31, 2001, we cannot be certain that future adjustments will not be required. See "Revenue Recognition" below for more information.

  Litigation Reserves

        We review asserted litigation claims each quarter to determine the likelihood that the claim will result in a loss. Significant management judgment is required to conclude on the likely outcome of outstanding litigation. If a loss is probable on a litigation claim, management estimates the loss and we accrue the estimated loss. If a loss is considered probable but cannot be reasonably estimated, we disclose the contingency in the notes to our financial statements. Losses may result on litigation claims that are not considered probable or are not estimable at the current time. These losses may be significant and if a significant loss is incurred, we would be required to pursue one or a combination of the following remedies; seek additional sources of financing, further reduce operation expenses, sell part or all of our assets, terminate business operations, and re-evaluate the TenFold business model.

  Restructuring Charges

        We recognize restructuring charges consistent with EITF 94-3. We reduce charges for abandoned facilities with sublease income. Management analyzes current market conditions including current lease rates in the respective geographic regions, vacancy rates, and costs associated with subleasing when evaluating the reasonableness of future sublease income. Significant management judgments and estimates must be made and used in calculating future sublease income. Variances between our expected and actual sublease income may result in significant restructuring charge adjustments in future periods.

Revenue Recognition

        We derive our revenues from license fees, subscription fees, application development and implementation services, support, and training services. License revenues consist of fees for licensing the Universal Application as a tool or as a developed application, and license fees for the applications that we develop for our customers. We also derive license revenues from the resale of our vertical applications products. Subscription revenue consists of fees for licensing the Universal Application, along with rights to new product releases of TenFold ComponentWare during a subscription period, and providing related time-and-material consulting, training, and support services. Service revenues consist of fees for application development and implementation, support and training.

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

        We generally enter into software arrangements that involve multiple elements, such as software products, enhancements, post-contract customer support ("PCS"), installation and training. We allocate a portion of the arrangement fee to each undelivered element based on the relative fair values of the elements. The fair values of the elements are based on vendor specific objective evidence ("VSOE"). We establish VSOE based on the price charged when the same element is sold separately. VSOE for services is based on standard rates for the individuals providing services. These rates are the same rates charged when the services are sold separately under time-and-materials contracts. We base VSOE for training on standard rates charged for each particular training course. These rates are the rates charged when the training is sold separately for supplemental training courses. For PCS, VSOE is determined by reference to the renewal rate that we charge the customer in future periods. The fee allocated to the delivered software product is based upon the residual method described in SOP 98-9.

        For time-and-material contracts, we generally estimate a profit range and recognize the related revenue using the lowest probable level of profit estimated in the range, which represents our best estimate of the profit to be achieved. Billings in excess of revenue recognized under time-and-material contracts are deferred and recognized upon completion of the time-and-material contract or when the results can be estimated more precisely.

        We recognize support revenue from contracts for ongoing technical support and product updates ratably over the support period. We recognize training revenue as we perform the services.

        For certain contracts including a subscription to future products when and if they become available, we recognize the fees for the software products ratably over the subscription term beginning with delivery of the first software product. For arrangements that include a service element for which sufficient VSOE does not exist to allocate revenue to the various elements of the arrangement, and the arrangement includes a subscription to new product releases on a when and if available basis, we recognize the entire contract fee ratably over the subscription period as subscription revenue.

        We recognize license revenues from vertical application product sales and Universal Application development licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: we have signed a noncancellable license agreement with nonrefundable fees; we have shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the vertical application license or the Universal Application development licenses are sold separately or when a Universal Application development license is sold with an application development project. License fees recognized upon achieving these criteria for the year ended December 31, 2001 were $0 as compared to $4.4 million for the year ended December 31, 2000 and $31.3 million for the year ended December 31, 1999. Services relating to the Universal Application development licenses only include post contract customer support services. Services for vertical application product licenses do not add significant functionality, or features, or significantly alter the software. In addition, similar services are available from other vendors; there are no milestones or customer specific acceptance criteria which affect the realizability of the software license fee; and the software license fee is non-cancelable and non-refundable.

        The following table sets forth, for the periods indicated, the revenue recognized by type (in thousands):

	Year ended December 31,
	2001	2000	1999
Products:
Universal Application development license revenue	$–	$–	$25,617
Vertical application product license revenue	–	4,375	5,683
Solutions:
Percentage-of-completion license revenue	8,532	8,041	15,788

Total license revenues	$8,532	$12,416	$47,088
Subscription revenue	$689	$–	$–
Percentage-of-completion service revenue	$24,483	$41,295	$40,472
Time-and-materials service revenue	13,535	3,521	1,439
Maintenance revenue	4,002	3,849	2,331
Training revenue	1,324	1,725	1,099

Total services revenues	$43,344	$50,390	$45,341

Total revenues	$52,565	$62,806	$92,429

        For software arrangements that include a service element that is considered essential to the functionality of the software, we recognize license fees related to the application, and the application development service fees, over time as we perform the services, using the percentage-of-completion method of accounting and following the guidance in Statement of Position ("SOP") 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We determined our proposed fixed-price for a project using a formal estimation process that takes into account the project's timetable, complexity, technical environment, risks, and other available information. Members of our senior management team approved each proposal. We make adjustments, if necessary, to the estimates used in the percentage-of-completion method of accounting as work progresses under the contract and as we gain experience. We review significant projects each quarter to reassess the status of each project and to verify the related completion percentage and project profit or loss projections. Although we believe that we made all appropriate adjustments to properly reflect the completion percentage and status of contracts in process at December 31, 2001, we cannot be certain that future adjustments will not be required.

        For certain projects, we limit revenue recognition in the period to the amount of project costs incurred in the same period, and postpone recognition of profits until results can be estimated more precisely. Beginning with the three months ended June 30, 2000, we applied this "zero profit" methodology to two existing projects. We added two additional existing projects and one new project to the "zero profit" methodology during the three months ended September 30, 2000. At December 31, 2000, we applied this "zero profit" methodology to all fixed-price projects except those relating to our Revenue Manager and LongView applications. We have two fixed-time, fixed-price application development and implementation contracts remaining at December 31, 2001 that we account for using this "zero profit" methodology. The total project values for these contracts is approximately $16.8 million. Revenue recognized from projects accounted for under the "zero profit" methodology during the year ended December 31, 2001, was $5.2 million, as compared to $9.1 million during the year ended December 31, 2000, and $4.6 million during the year ended December 31, 1999.

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

        We are currently in a loss position on one of our on-going fixed-price contracts. At December 31, 2001, we had accrued $1.7 million for estimated losses we expect to incur while completing the project.

        We have two customers with guarantees in their fixed-price contracts at December 31, 2001. We believe that the application and required deliveries under the contracts will comply with the contractual terms of our customer agreements; however, these guarantees represent a risk to us. Missing any of the deliveries for the two customers may have a material adverse impact on our business, results of operations, financial position, or liquidity.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold's statements of operations to total revenues.

	Years Ended December 31,
	2001	2000	1999
Revenues:
License	16%	20%	51%
Subscription	1%	–	–
Services	83%	80%	49%

Total revenues	100%	100%	100%
Operating expenses:
Cost of revenues	54%	99%	33%
Sales and marketing	10%	35%	27%
Research and development	24%	40%	20%
General and administrative	20%	41%	6%
Amortization of goodwill and acquired intangibles	2%	7%	1%
Amortization of deferred compensation	2%	2%	2%
In process research and development	–	–	2%
Special charges	36%	8%	–

Total operating expenses	148%	232%	90%

Income (loss) from operations	(48%)	(132%)	10%
Total other income, net	24%	3%	1%

Income (loss) before income taxes	(24%)	(129%)	11%
Provision (benefit) for income taxes	6%	(1%)	5%

Net income (loss)	(30%)	(128%)	6%

2001 as Compared to 2000

  Revenues

        Total revenues decreased $10.2 million, or 16 percent, to $52.6 million for the year ended December 31, 2001, as compared to $62.8 million for the year ended December 31, 2000. The decrease in revenues is primarily due to lower than anticipated sales and project terminations including both fixed-price and time-and-material contracts.

        License revenues decreased $3.9 million, or 31 percent, to $8.5 million for the year ended December 31, 2001 as compared to $12.4 million for the same period in 2000. License revenues represented 16 percent of total revenues during the year ended December 31, 2001 as compared to 20 percent in 2000. License sales for these products were lower for the year ended December 31, 2001 than in the previous year due to our focus on existing account performance and incremental time-and-material services. Our conversion to a new technology sales model is still immature.

        Subscription revenues were $689,000 for the year ended December 31, 2001 as compared to $0 for the same period in 2000. Subscription revenues represent revenue from arrangements including a subscription to new product releases on a when and if available basis. We did not have a subscription contract prior to 2001.

        Service revenues decreased $7.0 million, or 14 percent, to $43.3 million for the year ended December 31, 2001 as compared to $50.4 million for 2000. Service revenues decreased due primarily to lower than anticipated sales and project terminations including both fixed-price and time-and-material contracts.

        During the three months ended December 31, 2000, we limited revenue on all significant fixed-price projects to project costs incurred. The impact on net loss from this change to limit revenue recognized to costs incurred resulted in an $11.9 million increase in net loss and an increase of ($0.34) per share to the net loss per share for the three months ended December 31, 2000.

        We recognized revenue of $21.2 million during 2001 from projects that were terminated during 2001 prior to completion of the projects.

        Revenues from international customers were approximately 28 percent of total revenues for the year ended December 31, 2001 as compared to 11 percent in 2000. The 2001 and 2000 international revenue was attributable to four customers.

        Three customers accounted for 27 percent, 16 percent and 11 percent of our total revenues for the year ended December 31, 2001, compared to two customers accounting for 16 percent and 15 percent of our total revenues for 2000. No other single customer accounted for more than 10 percent of our total revenues for the year ended December 31, 2001 or 2000.

        We believe that period to period comparisons between license, subscription, and services revenues are not necessarily indicative of future performance given the nature of our product and services offerings and the relative emphasis we apply to these offerings in any given period.

  Operating Expenses

        Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide application development and implementation, support, and training services. Cost of revenues decreased $33.6 million, or 54 percent, to $28.4 million for the year ended December 31, 2001 compared to $62.0 million for 2000. Cost of revenues as a percentage of total revenues was 54 percent for the year ended December 31, 2001 as compared to 99 percent for 2000. The decrease in absolute dollars and as a percentage of revenues between periods was primarily due to a decrease in compensation and other related costs associated with fewer projects and a smaller number of employees working on customer projects, and support and training activities. Cost of revenues as a percentage of total revenues also decreased in 2001 compared to 2000 because the percentage of revenues was unusually high in 2000. During 2000 estimated project costs increased thus resulting in downward revenue adjustments to the previously calculated percentage-of-completion and as certain projects were placed on a "zero-profit" margin methodology.

        Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses decreased $16.8 million, or 75 percent, to $5.5 million for the year ended December 31, 2001 as compared to $22.3 million in 2000. Sales and marketing expenses as a percentage of total revenues were 10 percent for the year ended December 31, 2001 as compared to 35 percent in 2000. The decrease in 2001 in sales and marketing expenses in absolute dollars and as a percentage of total revenues was primarily due to our allocation of resources towards completion of more complex application development projects rather than to marketing activities.

        Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $12.8 million, or 51 percent, to $12.5 million for the year ended December 31, 2001, as compared to $25.3 million in 2000. Research and development expenses as a percentage of total revenues were 24 percent for the year ended December 31, 2001 as compared to 40 percent in 2000. Research and development expenses decreased in absolute dollars and as a percentage of total revenues due primarily to having fewer personnel and consultants involved in development efforts.

        General and Administrative. General and administrative expenses consist primarily of allowances for doubtful accounts and notes receivable, the costs of executive management, finance and administrative staff, recruiting, business insurance, and professional fees. General and administrative expenses decreased $14.8 million, or 58 percent, to $10.8 million for the year ended December 31, 2001 as compared to $25.5 million in 2000. General and administrative expenses as a percentage of total revenues were 20 percent for the year ended December 31, 2001 as compared to 41 percent in 2000. The decrease in absolute dollars and as a percentage of total revenues during the year ended December 31, 2001 was primarily the result of lower provisions for doubtful accounts and notes receivable and unbilled accounts receivable, and fewer staff involved in general and administrative activities.

        Amortization of Goodwill and Acquired Intangibles. We recorded amortization expense of goodwill and acquired intangibles of $962,000 for the year ended December 31, 2001, as compared to $4.6 million in 2000. Since we completed the sale of LongView on March 15, 2001, the decrease in absolute dollars from 2000 to 2001 is due to recording a partial year of amortization in 2001 as compared to a full year during 2000.

        Amortization of Deferred Compensation. Deferred compensation, along with the associated amortization, results primarily from the granting of stock options when there is a difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of such grants. Certain grants during 1997, 1998, and 1999 were issued at a price that was less than the deemed fair value at the grant date. We are amortizing these amounts over the vesting periods of the applicable options. During 2001, we made a restricted stock grant that had deferred compensation of $280,000 associated with it that we amortized over the one-year vesting period ended December 31, 2001. We incurred amortization expense of $857,000 for the year ended December 31, 2001 as compared to $1.2 million in 2000. When employees who were granted these options leave TenFold, we reduce the associated deferred compensation. The decrease in amortization expense in 2001 as compared to 2000 is primarily due to employees leaving TenFold during the year ended December 31, 2001.

        Special Charges. Special charges for the year ended December 31, 2001 of $18.9 million include $10.1 million of asset impairment charges, and $8.8 million of restructuring charges.

        Asset Impairment Charges. During the year ended December 31, 2001, we further restructured our operations to reduce operating expenses. As part of the restructuring, we closed or planned to close excess facilities in Atlanta, Georgia; Chicago, Illinois; Foster City, California; Irving, Texas; New York, New York; Park Ridge, New Jersey; Raleigh, North Carolina; Richmond, UK; Salt Lake City, Utah; and San Francisco, California. We had $7.7 million in computer equipment, leasehold improvements, furniture and fixtures, and other assets in these offices that we determined had no future value to us. We also recorded an impairment charge on our fixed assets of $2.4 million to state them at their estimated fair market value at December 31, 2001. Accordingly, we recorded asset impairment charges of $10.1 million during the year ended December 31, 2001.

        Restructuring Charges. During the year ended December 31, 2001, we incurred restructuring charges of $8.8 million as part of our plans to improve operating results by reducing headcount, by closing duplicative Company facilities in Atlanta, Georgia; Chicago, Illinois; Foster City, California; Irving, Texas; New York, New York; Park Ridge, New Jersey; Raleigh, North Carolina; Richmond, UK; Salt Lake City, Utah; and San Francisco, California; and by implementing other measures. The restructuring charges were comprised of $873,000 for a headcount reduction of 173 staff, and $7.9 million for facilities related costs including penalties associated with the terminating leases and future lease payments.

        Restructuring reserves are included in accrued liabilities at December 31, 2001. Detail of the restructuring charges as of and for the year ended December 31, 2001 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2000	New Charges	Adjustments	Utilized	Balance at December 31, 2001
Employee related	$141	$873	$–	$(908)	$106
Facilities related	321	6,632	1,289	(2,721)	5,521

	$462	$7,505	$1,289	$(3,629)	$5,627

Balance Sheet Components:	Balance at December 31, 2000	New Charges	Adjustments	Utilized	Balance at December 31, 2001
Accrued liabilities	$321	$7,489	$1,289	$(3,472)	$5,627
Accounts payable	141	16	–	(157)	–

	$462	$7,505	$1,289	$(3,629)	$5,627

  Total Other Income, net

        Net total other income increased $10.4 million to $12.6 million for the year ended December 31, 2001 compared to $2.2 million in 2000. The increase was primarily due to a gain of approximately $12.4 million on the sale of The LongView Group, Inc. to Linedata Services on March 15, 2001. Interest income decreased for the year ended December 31, 2001 compared to 2000 due to lower cash and cash equivalent balances and lower interest rates in 2001.

  Provision (Benefit) for Income Taxes

        The provision for income taxes was $3.0 million for the year ended December 31, 2001 as compared to a benefit of $619,000 for 2000. The net income tax provision for the year ended December 31, 2001, is primarily attributed to foreign income and withholding taxes, state franchise taxes and federal alternative minimum taxes. The net income tax benefit for the year ended December 31, 2000, is primarily attributed to federal and state tax refunds from net operating loss carrybacks and other reductions to the income tax payable accounts.

2000 as Compared to 1999

  Revenues

        Total revenues decreased $29.6 million, or 32 percent, to $62.8 million for the year ended December 31, 2000, as compared to $92.4 million for the year ended December 31, 1999. The decrease in revenues is primarily due to lower than anticipated sales, project delays and disputes on certain projects, adjustments on certain fixed-price projects to limit revenue recognized to costs incurred, and adjustments required to properly account for events associated with converting certain fixed-price contracts to time-and-materials-based contracts.

        Quantifiable revenue impacts during the three months ended December 31, 2000 were: a) reduction in revenue of $11.9 million, due to a change in estimates on certain fixed-price projects to limit revenue recognized to costs incurred, b) reduction in revenue of $7.0 million, resulting from costs to convert certain fixed-price contracts to time-and-materials-based contracts, and c) reduction in revenue of $7.2 million, due to disputes on certain projects.

        License revenues decreased $34.7 million, or 74 percent, to $12.4 million for the year ended December 31, 2000 as compared to $47.1 million for the same period in 1999. License revenues represented 20 percent of total revenues during the year ended December 31, 2000 as compared to 51 percent in 1999. Due primarily to the reasons for lower overall revenues described above, license sales for these products were lower for the year ended December 31, 2000 than in the previous year.

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

  Operating Expenses

        Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide application development and implementation, support, and training services. Cost of revenues increased $31.5 million, or 104 percent, to $62.0 million for the year ended December 31, 2000 compared to $30.5 million for 1999. Cost of revenues as a percentage of total revenues was 99 percent for the year ended December 31, 2000 as compared to 33 percent for 1999. The increase in absolute dollars between periods was mainly due to an increase in compensation and other related costs associated with the number of employees hired to complete customer projects and in anticipation of future growth. Cost of revenues as a percentage of total revenues increased primarily because we increased employment levels and our use of outside consultants under our Perot Services agreement to assist in the completion of certain fixed-price projects and in anticipation of future sales. The percentage also increased as estimated project costs increased thus resulting in downward revenue adjustments to the previously calculated percentage-of-completion and as certain projects were placed on a "zero-profit" margin methodology. Additionally, cost of revenues as a percentage of total revenues increased for the year ended December 31, 2000 compared to 1999 as service revenues comprised a higher percentage of total revenues for 2000 compared to 1999.

        Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses decreased $2.3 million, or 9 percent, to $22.3 million for the year ended December 31, 2000 as compared to $24.5 million in 1999. Sales and marketing expenses as a percentage of total revenues were 35 percent for the year ended December 31, 2000 as compared to 27 percent in 1999. The decrease in 2000 in sales and marketing expenses in absolute dollars was primarily due to our allocation of resources towards completion of more complex application development projects rather than to marketing activities. The increase in expenses as a percentage of total revenues for the year ended December 31, 2000 was due to lower than expected revenues in 2000.

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

        General and Administrative. General and administrative expenses consist primarily of allowances for doubtful accounts and notes receivable, the costs of executive management, finance and administrative staff, recruiting, business insurance, and professional fees. General and administrative expenses increased $20.3 million, or 388 percent, to $25.5 million for the year ended December 31, 2000 as compared to $5.2 million in 1999. General and administrative expenses as a percentage of total revenues were 41 percent for the year ended December 31, 2000 as compared to 6 percent in 1999. The increase in absolute dollars and percentage of total revenues during the year ended December 31, 2000 was primarily the result of providing allowances for doubtful accounts receivable and unbilled accounts receivable of approximately $12.0 million and additional legal and accounting fees associated with the increase in customer disputes and legal proceedings. The increase was also due to establishing an allowance for doubtful notes receivable from stockholders. Although we intend to pursue collection of these notes, during the three months ended December 31, 2000, we established an allowance against these notes of $2.8 million. We also incurred additional general and administrative expenses as a result of hiring additional finance and administrative personnel to manage and support the increased complexity and scale of our operations.

        Amortization of Goodwill and Acquired Intangibles. Amortization of goodwill and acquired intangibles resulted from the acquisition of The LongView Group, Inc. ("LongView"). The remaining intangible assets, after the write-off of in process research and development, totaled $24.6 million and were amortized over the expected lives of the goodwill and intangibles (see Note 5 of "Notes to Consolidated Financial Statements"). These lives ranged from five to seven years. We recorded amortization expense of goodwill and acquired intangibles of $4.6 million for the year ended December 31, 2000, as compared to $1.1 million in 1999. Since we completed the acquisition of LongView on October 7, 1999, the increase in absolute dollars from 1999 to 2000 is due to recording a full year of amortization during 2000 as compared to a partial year in 1999.

        Amortization of Deferred Compensation. Deferred compensation, along with the associated amortization, results from the granting of stock options when there is a difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of such grants. Certain grants during 1997, 1998, and 1999 were issued at a price that was less than the deemed fair value at the grant date. We are amortizing these amounts over the vesting periods of the applicable options, resulting in amortization expense of $1.2 million for the year ended December 31, 2000 as compared to $1.4 million in 1999. When employees who were granted these options leave TenFold, we reduce the associated deferred compensation. The decrease in amortization expense is due to employees leaving TenFold during the year ended December 31, 2000.

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

        Restructuring Charge. During the three months ended December 31, 2000, we incurred a restructuring charge of $1.9 million as part of a plan to improve our operating results by reducing headcount, by closing duplicative Company facilities in Chicago, Illinois; Dallas, Texas; Salt Lake City, Utah; and San Francisco, California, and by implementing other measures. The restructuring charge was comprised of $1.1 million for headcount reductions, and $861,000 for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments. As of December 31, 2000, $1.5 million had been paid out on the restructuring charge.

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

        In connection with the restructuring actions, we terminated the employment of 159 employees, consisting primarily of applications development employees, technical and other support employees,

and administrative employees in all of our locations. In addition, we did not replace approximately 40 employees who resigned voluntarily during October and November 2000. At December 31, 2000, we had terminated all employees associated with these restructuring actions. At December 31, 2000, we had exited a portion of our facility in Salt Lake City, Utah and closed duplicative offices in Chicago, Illinois; San Francisco, California; and Dallas, Texas. We have entered into sublease arrangements for our Dallas, Texas and our Chicago, Illinois office space.

        We also reached an agreement to decrease our lease commitment for new office space currently under construction in South Jordan, Utah.

        Restructuring reserves are included in accrued liabilities and accounts payable at December 31, 2000. Detail of the restructuring charges as of and for the three months ended December 31, 2000 are summarized below (in thousands):

Fourth Quarter 2000 Restructuring Actions:	Original Charge	Reversals	Utilized	Balance at December 31, 2000
Employee related	$1,057	$–	$(916)	$141
Facilities related	861	–	(540)	321

	$1,918	$–	$(1,456)	$462

Balance Sheet Components:	Original Charge	Reversals	Utilized	Balance at December 31, 2000
Accrued liabilities	$1,777	$–	$(1,456)	$321
Accounts payable	141	–	–	141

	$1,918	$–	$(1,456)	$462

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

  Provision (Benefit) for Income Taxes

        The benefit for income taxes was $619,000 for the year ended December 31, 2000 as compared to a provision of $4.7 million for 1999. Net income tax benefit for the twelve months ended December 31, 2000, is primarily attributed to expected federal and state tax refunds from net operating loss carrybacks and other reductions to the income tax payable accounts.

        At December 31, 2000, we had established a valuation allowance of $42.6 million for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and projected net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, including the size of the current operating losses, that the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

Liquidity and Capital Resources

        During the year ended December 31, 2001, we sought to improve our cash flow though a variety of means. We carefully managed our accounts receivable and generated additional cash inflows wherever possible from our existing customer base. We sold our subsidiary, The LongView Group, Inc., for proceeds of $27.1 million. We took aggressive steps to restructure our operations through work force reductions, terminating leases or subleasing facilities, restructuring lease obligations, renegotiating telecom agreements and IT support contracts and other operational cost-saving measures. As a result, we reduced quarterly operating cash outflows by over 50% from the first to fourth quarter of 2001.

        Net cash used in operating activities was $21.7 million for the year ended December 31, 2001 as compared to $20.6 million in 2000. The increase in cash flows used in operating activities was due to lower cash inflows from lower new sales and revenues during the year ended December 31, 2001.

        Net cash provided by investing activities was $23.5 million for the year ended December 31, 2001 as compared to net cash used in investing activities of $18.5 million in 2000. During the year ended December 31, 2001 we received $27.1 million in proceeds from our sale of The LongView Group, Inc. We used $3.6 million to fund increases to restricted cash for the year ended December 31, 2001 to provide collateral for our notes payable and letter of credit obligations with our primarily lender. During the year ended December 31, 2000, we paid $16.0 million for additional office space, including the purchase of two office buildings in San Rafael, California, as well as for equipment and furniture for additional office space in San Francisco, California; Chicago, Illinois; and Irving, Texas, all of which are currently being marketed for disposition. We used $2.5 million to fund additions to restricted cash for the year ended December 31, 2000, for deposits on real property held in escrow to secure a lease on office space in South Jordan, Utah; and to secure letters of credit used to secure leases on office space in Atlanta, Georgia and Dallas, Texas.

        Net cash used in financing activities was $4.1 million for the year ended December 31, 2001 as compared to $4.4 million in 2000. Net cash used by financing activities for the year ended December 31, 2001 resulted primarily from payments on notes and capital leases. Net cash used by financing activities for the year ended December 31, 2000 resulted from payments on notes and capital leases of $16.0 million which was partially offset by $1.5 million of proceeds from exercise of stock options, proceeds of $3.3 million from the issuance of shares under the employee stock purchase plan and $6.8 million of proceeds from the issuance of notes payable.

        As of December 31, 2001, we owed our primary lender $6.0 million under certain credit facilities and loan agreements (the "Loan Agreements") relating to equipment that we leased through this lender and relating to our prior purchase of real property in San Rafael, California. Our obligations under the Loan Agreements are secured by a blanket first priority security interest in our assets. As of December 31, 2001, we were in default of the Loan Agreements for non-timely payment of principal and interest, but that situation has since been remedied.

        In January 2002, we sold the real property in San Rafael, California, and applied the proceeds from this sale to reduce the amount we owed under the Loan Agreements. In March 2002, we also sold certain equipment and applied the proceeds from this sale to reduce the amount we owed under the Loan Agreements. The proceeds from these sales reduced the amount we owed our primary lender to $3.6 million.

        As of January 1, 2002, we restructured our relationship with this lender by consolidating the Loan Agreements into one secured loan agreement (the "Consolidated Loan Agreement"). Under the Consolidated Loan Agreement, the lender waived the defaults under the Loan Agreements described above. The Consolidated Loan Agreement has an initial term of six months. If we remain current on our monthly payments, the Consolidated Loan Agreement will automatically renew for three additional six-month terms. The rate at which interest accrues under the Consolidated Loan Agreement decreases over time as we reduce the amount owed. To secure our obligations under the Consolidated Loan Agreement, the lender continues to hold a blanket first priority security interest in our assets.

        As of December 31, 2001, the lender had issued two letters of credit totaling approximately $3.5 million to secure our obligations under office leases in Chicago and San Francisco. Pursuant to the Loan Agreements, we had provided the lender with $3.5 million in restricted cash as collateral for these letters of credit. In March 2002, a new lender issued substitute letters of credit for the same amount and with the same expiration dates to replace the letters of credit issued by the prior lender. As a result, we transferred the $3.5 million of restricted cash from the prior lender to this new lender to collateralize the substitute letters of credit.

        During the quarter ended September 30, 2001, we were temporarily in default to other equipment lessors for late payment of lease payments. We have negotiated restructured payment arrangements with these lessors and are no longer in default with these lessors. As of December 31, 2001, we had leases payable to these lessors totaling approximately $4.7 million.

        While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent auditors' report on our December 31, 2001 financial statements, prepared by KPMG LLP, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern, based upon our historical operating performance, our financial position at December 31, 2001, our historical sales results, and our involvement in significant legal proceedings.

        We have made significant progress reducing operating cash outflows during 2001. We reduced quarterly operating cash outflows by over 50% from the first to fourth quarter of 2001. However, we have been operationally cash flow negative for the years ended December 31, 2001 and 2000. This ongoing negative cash flow has continued to place a burden on us to obtain cash infusions beyond those generated from normal operations.

        On March 1, 2002, we renewed our existing errors and omissions insurance policy. However, this policy does not cover all of our current customer and partner disputes and we can give no assurance that it will cover future customer claims. See "Legal Proceedings" for more information.

        We continue to seek additional sources of financing such as new sales to existing and new customers, asset sales, or equity financing, to sustain our operations. In February 2002, we entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC ("Fusion Capital"), in connection with a private equity line financing transaction pursuant to which we will offer and sell to Fusion Capital up to $10,000,000 of our Common Stock, over a period of up to 40 months. As a condition to Fusion Capital's obligation to make purchases under the Purchase Agreement, the Common Stock to be offered and sold to Fusion Capital must be registered in an effective registration statement with the Securities and Exchange Commission. Once the registration statement is effective, we may make draws under the equity line, and can elect to draw up to $250,000 per month so long as our stock price exceeds $0.25 (below which we may not make draws). However, we have not yet filed the registration statement, which the Purchase Agreement required to be filed by March 31, 2002. We have kept Fusion Capital informed of our plans to file the registration statement as soon as practical. We continue to seek additional sources of financing such as new customer sales, asset sales, and additional equity financing. There can be no assurance that we will be successful in our efforts to generate sufficient cash flow to continue operations in the near term.

Disclosure about Contractual Obligations and Commercial Commitments

        The following table sets forth certain contractual obligations recorded in the audited consolidated financial statements and summary information is presented in the following table (in thousands):

	As of December 31, 2001
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Notes Payable	$6,154	$–	$–	$–	$6,154
Capital Lease Obligations	2,770	1,809	–	–	4,579
Real Estate Operating Leases	9,467	23,611	14,926	13,166	61,170
Other Long Term Obligations	–	–	–	–	–

Total Contractual Cash Obligations	$18,391	$25,420	$14,926	$13,166	$71,903

  Real Estate Lease Obligations

        The real estate operating leases above include $5.4 million of restructured real estate lease obligations that have not been reduced by $5.0 million of sublease income due from sublease tenants. In the Consolidated Balance Sheet at December 31, 2001, these obligations are included in accrued liabilities, net of the related sublease income. See Note 7 of Notes to Consolidated Financial Statements for more information.

        In addition to the Contractual Obligations shown in the table above, we have the following other commitments:

  Standby Letters of Credit

        During the year ended December 31, 2000, we obtained stand-by letters of credit from our primary lender as security for our Chicago, Illinois and San Francisco, California office leases in the amount of $3.5 million. We maintain $3.5 million of restricted cash that collateralizes these letters of credit. These letters of credit will terminate on June 30, 2008. During 1999, we obtained stand-by letters of credit of $165,000, which will terminate by December 31, 2003. These letters of credit have not been drawn upon at December 31, 2001.

  Guarantees

        As of December 31, 2001, we have two remaining guaranteed fixed-price contracts. We have received cash payments from these contracts totaling $13.7 million through December 31, 2001, that are subject to potential refund under the related guarantees. See "Revenue Recognition" above for more information.

Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We were required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 on January 1, 2002.

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

  If we are unable to generate sufficient cash flow from operations, or secure additional sources of financing, we may be unable to continue operations as a going concern

        While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent auditors' report on our December 31, 2001 financial statements, prepared by KPMG LLP, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern, based upon our historical operating performance, our financial position at December 31, 2001, our historical sales results, and our involvement in significant legal proceedings. Our business model relies upon generating new sales to existing and new customers and receiving payments from existing customers. If we do not generate sufficient new sales and receive payments from existing customers, we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations. We were unable to raise additional capital during the year ended December 31, 2001. We will continue to seek additional capital to finance our operations through 2002. However, there can be no assurance that these efforts will prove successful.

  Our future prospects are difficult to evaluate

        In light of our operating results for recent periods and the national economic downturn in the technology sector, it is difficult to evaluate our future prospects. The terrorist attacks on September 11, 2001 have negatively affected our business and caused some of our current and potential customers to delay and change their purchasing decisions. We have only a limited number of applications completed and currently in use and there can be no assurance that we will be able to successfully complete any current or new projects. We have received customer complaints concerning some of our projects. We cannot be certain that we will not receive more customer complaints in the future. Additionally, our failure to successfully complete any current or new projects may have a material adverse impact on our financial position and results of operations. We cannot be certain that our business strategy will succeed.

  If we do not complete our existing projects, we may not receive payments, which could impair our ability to continue operations

        We believe that if we fail to complete our delivery commitments on our existing contracts, our customers may withhold their final payments. In most cases, the amounts associated with final delivery are significant. If we do not receive payments on existing contracts, our operations, financial condition, liquidity, and prospects could be materially and adversely affected, and we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations. There can be no assurance that additional financing sources will be available to us when needed or that we will be able to execute the other potential remedies sufficiently to continue operations.

  We continue to experience difficulty in securing future customer revenue

        We believe that some prospective customers are delaying and canceling purchase decisions as a result of the litigation and customer disputes against us, the decline in our stock price, our financial condition including our operating losses for the last several quarters, our lack of new capital, and the economic effects resulting from the terrorist attacks of September 11, 2001. There is no assurance that we will be able to convince prospective customers to purchase products or services from us or that any customer revenue that is achieved can be sustained. If we are unable to obtain future customer revenue, our operations, financial condition, liquidity, and prospects will be materially and adversely affected, and we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations. There can be no assurance that additional financing sources will be available to us when needed or that we will be able to execute the other potential remedies sufficiently to continue operations.

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

  Our new errors and omissions insurance policy coverage does not cover contractual disputes

        The errors and omissions insurance policy that we secured on March 1, 2001, and renewed on March 1, 2002, is in the form of an industry standard software errors and omissions policy. As such, the policy excludes contractual related disputes such as cost and time related guarantees, and only covers software errors and omissions that occur after the delivery of software. We have previously had these types of contractual disputes related to our guarantees. No assurance can be given that we will not be subject to these types of claims in the future, which would not be covered by our current errors and omissions insurance policy, and could therefore have a material effect on our business, results of operations, financial position, or liquidity.

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

  We are involved in litigation and disputes and may in the future be involved in further litigation or disputes that may be costly and time-consuming, and if we suffer adverse judgments, our operating results could suffer

        We are currently involved in significant litigation and customer disputes. Additionally, two consolidated complaints have been filed alleging that TenFold and certain officers have violated federal securities laws. See "Legal Proceedings" for more information concerning these matters. We may in the future face other litigation or disputes with customers, employees, business partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity. See "Legal Proceedings" for more information.

  Our documents with Perot Systems may restrict our sources of additional financing

        Perot Systems claims that we owe it payments that have not been made. We continue to be in active discussions with Perot Systems to consider the scope of our future relationship. Therefore, we have not yet made these payments. On November 19, 2001, we received a demand for arbitration from Perot Systems demanding payment under these documents. Our failure to make these payments in a timely manner to Perot Systems and our dispute over the validity of these documents has potentially made effective a provision in the original strategic alliance agreement which prohibits us from licensing our technology or selling an equity interest in TenFold or any of our affiliates to certain Perot Systems competitors. Our inability to license our technology or sell an equity interest in TenFold or any of our affiliates to certain potential customers or investors due to this provision may inhibit our ability to generate or raise capital necessary to continue operations. An unfavorable outcome in the arbitration may have a material adverse impact on our results of operations, financial position or liquidity. See "Legal Proceedings" for more information.

  Our stock may be subject to de-listing from Nasdaq

        Our Common Stock is currently traded on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "TENF." As we have been informed by Nasdaq in a February 14, 2002 letter, we have failed to meet certain of Nasdaq's continued listing requirements and, as a result of this failure to comply with this listing criteria, our Common Stock could be de-listed from Nasdaq. Nasdaq's continued listing requirements include a series of financial tests relating to market capitalization, net income, net tangible assets, public float, number of market makers and shareholders, and a $1.00 minimum share price. If we are not able to obtain an exception to the continued listing requirements or meet the continued listing requirements and our stock is de-listed from Nasdaq, there would likely be a substantial reduction in the liquidity of any investment in our common stock. This lack of liquidity also may make it more difficult for us to raise capital in the future. There can be no assurance that an active trading market will be sustained in the future.

  There are many factors that may cause fluctuations in our financial results, and if results are below the expectations of securities market analysts, our stock price will likely decline

        Recently and in the past, the software industry has experienced significant downturns. This occurs particularly when general economic conditions decline and spending on management information systems decreases. Our business, financial condition, and operating results may continue to fluctuate substantially as a consequence of general economic conditions in the software industry. In addition, our revenues and operating results may continue to vary significantly from quarter-to-quarter due to a number of factors that affect our business and the software industry, including:

  •
  the timing of sales of our products and services;
  •
  the number, size, and scope of projects in which we are engaged;
  •
  the contractual terms and degree of completion of our projects;
  •
  any delays or changes in customer requirements incurred in connection with new or existing projects;
  •
  the accuracy of our estimates of the resources required to complete ongoing, as well as new, projects;
  •
  the adequacy of provisions for losses associated with fixed-price contracts; and
  •
  the adequacy of allowances for doubtful billed and unbilled accounts receivable.

        Due to these factors, some of which are discussed in more detail elsewhere in this section, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. In the future, our operating results may continue to be below the expectations of securities market analysts and investors. In this event, the price of our common stock will likely fall.

  Our historical operating results have varied significantly and future adverse operating results could cause our stock price to fall

        Historically, our operating results have varied significantly. For example, during some years, we have had quarterly profits followed by losses in subsequent quarters. Our future operating results may continue to vary significantly. Furthermore, there can be no assurance that we will not continue to suffer losses in the future.

  We may continue to incur increased employee and consulting costs due to project delays on fixed-price contracts

        We have experienced delays on some of our fixed-price customer projects. In an effort to complete these projects, we have added additional employee and consulting personnel to the projects. Each of these resources creates an increased cost on the project. To the extent that the cost of such additions in personnel is not contemplated in the contract price, the profit, if any, for the projects would be adversely affected. There is no assurance that we will complete these fixed-price customer contracts or that the projects will not require additional personnel. If we cannot complete these customer projects or if these customer projects continue to require additional personnel, our business, results of operations, financial condition and liquidity would be materially affected.

  If we fail to accurately estimate the resources required for a fixed-price project, or the resources required to complete existing fixed-price projects, our operating results could suffer

        As of December 31, 2001, we have two remaining guaranteed fixed-price contracts. Our failure to accurately estimate the resources required for a fixed-price project or our failure to complete our contractual fixed-price obligations in a manner consistent with the project plan would likely cause us to have lower margins or to suffer a loss on the project, which would negatively impact our operating results. Our revenue recognition policy requires us to make periodic adjustments to our project estimates used in the percentage-of-completion method of accounting (which includes the "zero profit" methodology) as work progresses under the contract and as we gain experience. Although we believe that we made all appropriate adjustments to properly reflect the completion percentage and status of contracts in process, we cannot be certain that future adjustments will not be required. See "Legal Proceedings" for information about litigation and disputes related to some of our projects.

  If we fail to adequately anticipate employee and resource utilization rates, our operating results could suffer

        Our operating expenses are largely based on anticipated revenue trends and a high percentage of our operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of our projects or in employee utilization rates did and may continue to cause significant variations in operating results in any particular quarter and could result in quarterly losses. An unanticipated termination of a major project, the delay of a project, or the completion during a quarter of several major projects has in the past and may continue to result in under-

utilized employees and could, therefore, cause us to suffer quarterly losses or adverse results of operations.

  Our historical guaranteed fixed-price, fixed-time contracts have had and may continue to have an adverse impact on our financial results

        Prior to 2001, an important element of our strategy was to enter into fixed-price, fixed-time contracts, rather than time-and-materials contracts. These contracts involved risk because in certain instances they required us to absorb possible cost overruns and, if we failed to meet our performance obligations, may have required us to satisfy our performance guarantee. Historically, we offered the "TenFold Guarantee" by which we guaranteed that we would complete our projects within a fixed time or the customer had the option to return the software and receive a refund of any fees paid under the contract. For fixed-price contracts, we recognized license fees related to the application and the application development service fees over time as we performed the services, using the percentage-of-completion method of accounting. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan has caused us to have lower margins or to suffer a loss on some projects, which has negatively impacted our operating results. In specific circumstances, we were required to commit unanticipated additional resources to complete projects. We will likely experience similar situations in the future. Beginning in the fourth quarter of 2000, we no longer offer the TenFold Guarantee as a standard part of our contracts. As of December 31, 2001, we have two remaining guaranteed fixed-price contracts. We have received cash payments from these contracts totaling $13.7 million through December 31, 2001, that are subject to potential refund under the related guarantees.

  Our sales cycle is lengthy and subject to delays and these delays could cause our operating results to suffer

        We believe that a customer's decision to purchase our software involves a significant commitment of resources and is influenced by customer budget cycles. To successfully sell our products, we generally must educate our potential customers regarding the use and benefit of our products, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy budgeting, approval, and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between three to twelve months from initial contact with a potential customer to the signing of a contract. In addition, the events of September 11, 2001 have caused current and potential customers to delay or change their purchasing decisions. Sales delays could cause our operating results to vary widely. We have recently experienced sales delays due to longer than expected sales cycles, which we believe contributed to lower than expected revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" generally for more information concerning our customers and revenues. There can be no assurance that we will not experience sales delays in the future. In addition, we face a challenging sales environment and there can be no assurance that we will have sales in the future.

  We are dependent on a small number of large customers and the loss of one or more of these customers may cause revenues to continue to decline

        As a result of our limited operating history, we have derived, and over the near term we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. The loss of any of these large customers, without their replacement by new large customers, has had and may continue to have an adverse effect on our revenues. We lost several customers during the years ended December 31, 2001 and 2000. As noted under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," we have lost customers recently. In the future, revenues from a single customer or a few large customers may constitute a significant portion of our total revenues and cash inflows in a particular quarter. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not purchase licenses or services from us in a subsequent year. In addition, if a customer is involved in a corporate reorganization or business combination, that fact may delay a decision to hire us or cause the customer to choose not to purchase licenses or services in a given year. Replacing the loss of a large customer is unpredictable, as we have not signed a significant contract with a new customer in over a year. Fifty-six percent of our 2001 revenues were derived from three customers; the largest of the three customers in 2001 is not expected to produce significant revenue or cash flow during 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" generally for more information concerning our customers and revenues.

  We have historically derived a significant portion of our revenues from customers in a small number of vertical industries

        We have developed software applications for companies in a small number of vertical industries. Our reliance on customers from particular industries subjects our business to the economic conditions impacting those industries, including those industries' demand for information technology resources. If we continue to rely on a small number of vertical industries as a major source of revenues, and those industries suffer adverse economic conditions, there will likely be a significant reduction in the demand for our products, causing revenues to suffer. For example, the events of September 11, 2001 have adversely affected some of our customers in the insurance and financial services industries. Although we intend to seek to diversify our customer base, there can be no assurance that we will be able to do so in the near term or at all.

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

  If we are unable to successfully divest our vertical applications products, our future financial results could suffer

        An element of our business strategy includes divesting vertical applications lines of business. Our ability to divest such assets in accordance with management's plans is critical to providing us with additional liquidity as we complete our restructuring to a Universal Application technology led enterprise. If we are unable to successfully implement this strategy or within the time frames anticipated, our revenues, growth, and operating results will suffer. Unfortunately, the events of

September 11, 2001 directly impacted companies in the securities and insurance industries, which are the most likely to have an interest in acquiring rights to our vertical applications. If companies in these industries continue to preserve cash and slow their business expansion plans, our divestiture strategy could be adversely affected.

  Our growth and success depends on our ability to license the Universal Application; however, we have limited experience licensing the Universal Application to date

        As we change our business strategy to licensing the Universal Application, the success of our business is dependent, in part, upon our ability to license the Universal Application. If our strategy for marketing the Universal Application is unsuccessful, or if we are unable to license the Universal Application successfully or within the time frames anticipated, our revenues, and operating results will suffer.

  A loss of Nancy M. Harvey, Jeffrey L. Walker, or any other key employee could impair our business

        Our industry is competitive and we are substantially dependent upon the continued service of our existing executive personnel, especially Nancy M. Harvey, President and Chief Executive Officer. Furthermore, our products and technologies are complex and we are substantially dependent upon the continued service of our senior technical staff, including Jeffrey L. Walker, Chairman of the Board of Directors, Executive Vice President, and Chief Technology Officer. If a key employee resigns to join a competitor or to form a competing company, the loss of the employee and any resulting loss of existing or potential customers to the competing company would harm our business. We do not carry key man life insurance on any of our key employees. We have entered into an employment agreement with our President and Chief Executive Officer, Nancy M. Harvey. We have entered into employment agreements with certain other key executive officers. However, such agreements do not ensure their continued service to TenFold. In the event of the loss of key personnel, there can be no assurance that we would be able to prevent their unauthorized disclosure or use of our technical knowledge, practices, or procedures.

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

  Our growth and success depends in part on our ability to resell applications products; however, we have limited experience reselling applications products to date and our current and future agreements with our customers may limit our ability to resell applications products in the future

        While it is no longer our primary business strategy, the success of our business is dependent, in part, upon our ability to develop software applications for customers that we can resell to other customers or resellers in the same industry without significant modification. If we are unable to develop and license these applications successfully or within the time frames anticipated, our revenues, growth, and operating results will suffer. Some customers have prohibited us from marketing the applications developed for them generally or for specified periods of time or to specified third parties, or have required that we pay them a royalty on licenses of the application to third parties. Customers may continue to make similar demands in the future. Furthermore, there can be no assurance that we will be able to develop software applications that can be marketed generally within a particular industry without the need for significant modification.

  If we cannot protect or enforce our intellectual property rights, our competitive position would be impaired and we may become involved in costly and time-consuming litigation

        Our success is dependent, in part, upon our proprietary Universal Application technology and other intellectual property rights. If we are unable to protect and enforce these intellectual property rights, our competitors will have the ability to introduce competing products that are similar to ours, and our revenues, market share, and operating results will suffer. To date, we have relied primarily on a combination of patent, copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have been issued three patents in the U.S. and intend to continue to seek patents on our technology when appropriate. There can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. The laws of some countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. This litigation could result in substantial costs and diversion of resources that would harm our business.

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

  If we fail to successfully compete, our revenues and market share will be adversely affected

        The market for our products and services is highly competitive, and if we are not successful in competing in this market, our revenues and market share will suffer. Many of our competitors have significantly greater financial, technical and marketing resources, generate greater revenues, and have greater name recognition than we do. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, additional competition from new entrants into our markets.

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

  International political and economic uncertainty could have an adverse impact on our business and on our operating results

        In 2001, 28% of our total revenues came from customers located in the United Kingdom and Argentina. We estimate that approximately 14% of our 2002 revenues will come from customers in those two countries. The international political and economic uncertainty caused by the events of September 11, 2001 and the ongoing war on terrorism may adversely impact our ability to continue existing relationships with our foreign customers and to develop new business abroad.

        Furthermore, Argentina's default on its debt and the political and economic upheaval resulting from that country's four-year recession may adversely impact our ability to continue our relationship with, or even collect amounts due from, our customer in Argentina.

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

  The anti-takeover provisions in our charter documents and/or under Delaware law could discourage a takeover that stockholders may consider favorable

        Provisions of our certificate of incorporation, bylaws, stock incentive plans and Delaware law may discourage, delay, or prevent a merger or acquisition that a stockholder may consider favorable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  Interest Rate Risk

        As of December 31, 2001, we had cash and cash equivalents of approximately $11.0 million. Substantially all of the cash equivalents consist of highly liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the December 31, 2001 rates would cause the fair value of these cash investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and institutions, and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instruments. TenFold does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

  Currency Risk

        A portion of our operations consists of applications development and sales activities in the United Kingdom. These transactions are primarily denominated in British pounds. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of revenues in the United Kingdom decreases. When the U.S. dollar weakens against the British pound, the value of revenues in the United Kingdom increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the December 31, 2001 rate would cause the fair value of such monetary assets and liabilities in the United Kingdom to change by approximately $39,000. We are not currently engaged in any foreign currency hedging activities.

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

Item 10. Directors and Executive Officers of the Registrant

  (a)
  Executive Officers

        The information required by this Item is incorporated by reference to the section entitled "Executive Officers" in Part I of this Form 10-K.

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

(a)	1. Financial Statements and Notes to Consolidated Financial Statements
The following financial statements are filed as part of this report:

TENFOLD CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2001
Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for each of the years in the three year period ended December 31, 2001
Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2001
Notes to Consolidated Financial Statements
(a)	2. Financial Statement Schedule
The following financial statement schedule is filed as a part of this report:
Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2001, 2000, and 1999
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

Number	Description
3.2**	Fourth Amended and Restated Certificate of Incorporation of TenFold. (1)
3.3**	Bylaws of TenFold. (1)
3.4**	Amendment to Bylaws dated March 2, 1999. (3)
4.1**	Reference is made to Exhibits 3.2, 3.3, and 3.4. (1) and (3)
4.2**	Specimen Stock Certificate. (1)
4.3**	Amended and Restated Investors' Rights Agreement dated November 24, 1997, as Amended, by and among TenFold, Gary D. Kennedy, Jeffrey L. Walker, the Walker Children's Trust and the Investors (as defined therein). (1)

10.1**	Office Lease at 180 W. Election Road, Draper, Utah dated November 12, 1996 between TenFold and Draper Park North. (2)
10.5**	Form of Indemnification Agreement between TenFold and an executive officer and its directors. (1)
10.6**#	1993 Flexible Stock Incentive Plan, as amended. (2)
10.7#	1999 Stock Plan, as amended.
10.8#	1999 Employee Stock Purchase Plan, as amended.
10.9**#	2000 Employee Stock Option Plan. (7)
10.10**	Restructuring Agreement effective December 8, 2000 between Perot Systems Corporation and TenFold. (7)
10.12**	Lease Agreement effective April 28, 2000 between Boyer Jordan Valley 1, L.C. and TenFold. (4)
10.13**	Office Lease at 200 South Wacker Drive Chicago, Illinois effective June 6, 2000 between 200 South Wacker Drive, L.L.C. and TenFold. (5)
10.14**	First Amendment to Lease Agreement effective November 30, 2000 between Boyer Jordan Valley 1, L.C. and TenFold. (7)
10.15**	Office Lease at 150 California Street in San Francisco, California between EOP-150 California Street, L.L.C. and TenFold Corporation. (4)
10.16**	LongView Purchase Agreement. (6)
10.17**	Exhibit D to LongView Purchase Agreement – Deposit Account, Escrow and Control Agreement. (6)
10.18**	Exhibit E to LongView Purchase Agreement – Pledge and Assignment Agreement. (6)
10.19**#	Employment Agreement between TenFold Corporation and Nancy M. Harvey. (8)
10.20#	Amendment to Employment Agreement between TenFold Corporation and Nancy M. Harvey.
10.21**#	Restricted Stock Bonus Agreement Between TenFold Corporation and Nancy M. Harvey. (9)
10.22**#	Resignation Agreement between TenFold Corporation and Gary D. Kennedy. (10)
10.23**#	Resignation Agreement between TenFold Corporation and Donald R. Jefferis. (10)
10.24**#	Employment Agreement between TenFold Corporation and Michelle Moratti. (10)
10.25#	Amendment to Employment Agreement between TenFold Corporation and Michelle Moratti.
10.26#	Retention Bonus Letter Agreement between TenFold Corporation and Wynn Clayton.
10.27#	Employment Agreement between TenFold Corporation and Jonathan E. Johnson III.
10.28#	Separation Agreement between TenFold Corporation and Sameer Shalaby.
10.29**	First Amendment dated June 15, 2001 between EOP-150 California Street, L.L.C. and TenFold Corporation. (10)
10.30**	First Lease Amendment dated June 27, 2001 between 200 South Wacker Drive, L.L.C. and TenFold Corporation. (10)
10.31	Termination and Settlement Agreement, dated October 18, 2001, among TenFold Corporation, Argenesis Corporation, and Linedata Services.

10.32	First Amendment to Commercial Lease at 180 West Election Road, Draper, UT 84020, dated December 12, 2001, between TenFold Corporation and CarrAmerica Realty, L.P.
10.33	Purchase Agreement for property located at 171 and 181 San Carlos Drive, San Rafael County, CA, between TenFold Corporation and San Francisco Development.
10.34	Restructuring Agreement and Amended and Restated Master Lease Agreement, effective January 1, 2002, among TenFold Corporation, Bank One, NA, and Banc One Leasing Corporation.
11*	Computation of Shares used in Computing Basic and Diluted Net Income (Loss) Per Share.
21	List of subsidiaries.
23.1	Consent of KPMG LLP.
  *
  Incorporated by reference to "Notes to Consolidated Financial Statements" herein
  **
  Previously filed
  #
  Indicates management contract or compensatory plan or arrangement

1)
Filed on March 8, 1999 as an exhibit to the Company's Registration Statement on Form S-1 and incorporated by reference.
2)
Filed on April 20, 1999 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 and incorporated by reference.
3)
Filed on May 18, 1999 as an exhibit to Amendment No. 4 to the Company's Registration Statement on Form S-1 and incorporated by reference.
4)
Filed on May 5, 2000 as an exhibit to the Company's Quarterly Report on Form 10-Q and incorporated by reference.
5)
Filed on August 14, 2000 as an exhibit to the Company's Quarterly Report on Form 10-Q and incorporated by reference.
6)
Filed on March 30, 2001 as an exhibit to the Company's Current Report on Form 8-K/A and incorporated by reference.
7)
Filed on April 12, 2001 as an exhibit to the Company's Annual Report on Form 10-K and incorporated by reference.
8)
Filed on May 21, 2001 as an exhibit to the Company's Quarterly Report on Form 10-Q and incorporated by reference.
9)
Filed on July 27, 2001 as an exhibit to the Company's Quarterly Report on Form 10-Q and incorporated by reference.
10)
Filed on November 19, 2001 as an exhibit to the Company's Quarterly Report on Form 10-Q and incorporated by reference.

(b)
Reports on Form 8-K

        None.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TenFold Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The accompanying consolidated financial statements and related financial statement schedule have been prepared assuming that the Company will continue as a going concern. The Company suffered a significant loss from operations during the year ended December 31, 2001, has a substantial deficit in working capital and stockholder's equity at December 31, 2001, had negative cash flow from operations for the year ended December 31, 2001 and is involved in significant legal proceedings that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are described in Note 2. The consolidated financial statements and related financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                KPMG LLP

        Salt Lake City, Utah
        April 4, 2002

TENFOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$10,969	$13,854
Accounts receivable, (net of allowances for doubtful accounts of $955 and $7,338 respectively)	1,828	3,451
Unbilled accounts receivable, (net of allowances for doubtful accounts of $1,320 and $2,949 respectively)	8	282
Prepaid expenses and other assets	579	652
Deferred income taxes	–	612
Income taxes receivable	48	644
Assets held for sale	1,956	–
Other assets, (net of allowances of $182, and $236 respectively)	1,216	256

Total current assets	16,604	19,751
Restricted cash	6,082	2,598
Property and equipment, net	4,357	20,234
Assets held for sale	–	2,944
Due from stockholders, (net of allowances of $800, and $860 respectively)	–	40
Other assets	433	770
Goodwill and other intangibles, net	–	18,938

Total assets	$27,476	$65,275

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,506	$9,769
Income taxes payable	2,307	766
Accrued liabilities	13,072	12,043
Deferred revenue	23,564	35,853
Current installments of obligations under capital leases	2,770	3,381
Current installments of notes payable	6,154	3,377
Other current liabilities	1,569	899

Total current liabilities	50,942	66,088

Long-term liabilities:
Deferred income taxes	–	612
Obligations under capital leases, excluding current installments	1,809	3,498
Notes payable, excluding current installments	–	5,284
Other long-term liabilities	69	1,241

Total long-term liabilities	1,878	10,635

Contingencies (Note 10)
Stockholders' deficit:
Common stock, $0.001 par value:
Authorized: 120,000,000 shares
Issued and outstanding shares: 36,812,462 shares at December 31, 2001 and 35,735,858 shares at December 31, 2000	37	36
Additional paid-in capital	66,112	66,170
Notes receivable from stockholders, (net of allowances of $786, and $1,686 respectively)	(377)	(429)
Deferred compensation	(579)	(2,132)
Accumulated deficit	(89,938)	(74,270)
Accumulated other comprehensive income (loss)	(599)	(823)

Total stockholders' deficit	(25,344)	(11,448)

Total liabilities and stockholders' deficit	$27,476	$65,275

The accompanying notes to consolidated financial statements are an integral part of these financial statements

TENFOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Revenues:
License	$8,532	$12,416	$47,088
Subscription	689	–	–
Services	43,344	50,390	45,341

Total revenues	52,565	62,806	92,429

Operating expenses:
Cost of revenues (exclusive of non-cash compensation of $254, $430, and $584 respectively)	28,388	61,994	30,460
Sales and marketing (exclusive of non-cash compensation of $66, $279, and $382 respectively)	5,490	22,279	24,540
Research and development (exclusive of non-cash compensation of $216, $363, and $351 respectively)	12,456	25,297	18,085
General and administrative (exclusive of non-cash compensation of $321, $116, and $110 respectively)	10,792	25,548	5,231
Amortization of goodwill and acquired intangibles	962	4,603	1,064
Amortization of deferred compensation	857	1,188	1,427
In process research and development	–	–	2,000
Special charges	18,876	4,810	–

Total operating expenses	77,821	145,719	82,807

Income (loss) from operations	(25,256)	(82,913)	9,622

Other income (expense):
Interest income	850	2,351	1,554
Interest expense	(1,249)	(1,116)	(540)
Other income (expense)	591	917	(33)
Gain on sale of The LongView Group, Inc.	12,361	–	–

Total other income, net	12,553	2,152	981

Income (loss) before income taxes	(12,703)	(80,761)	10,603
Provision (benefit) for income taxes	2,965	(619)	4,736

Net income (loss)	$(15,668)	$(80,142)	$5,867

Accretion of Series A and B redeemable preferred stock	–	–	(391)

Net income (loss) applicable to common stockholders	$(15,668)	$(80,142)	$5,476

Basic earnings (loss) per common share	$(0.44)	$(2.29)	$0.19

Diluted earnings (loss) per common share	$(0.44)	$(2.29)	$0.16

Weighted average common and common equivalent shares used to calculate earnings (loss) per share:
Basic	35,623	35,035	29,278

Diluted	35,623	35,035	34,384

The accompanying notes to consolidated financial statements are an integral part of these financial statements

TENFOLD CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Common Stock			Notes Receivable From Stockholders		Retained Earnings (Accumulated Deficit)				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Deferred Compensation		Comprehensive Income (Loss)				Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 1998	25,074,404	$25	$5,906	$(329)	$(2,258)	$396				$8	$3,748

Common stock issued upon exercise of options	986,868	1	1,184	–	–	–				–	1,185
Common stock issued upon IPO, net of issuance costs of $4,668	2,284,201	3	34,349	–	–	–				–	34,352
Conversion of preferred stock	6,261,129	6	9,940	–	–	–				–	9,946
Conversion of redeemable common stock	200,000	–	1,976	–	–	–				–	1,976
Notes receivable from stockholders	–	–	–	(826)	–	–				–	(826)
Deferred compensation related to grants of stock options	–	–	5,915	–	(5,915)	–				–	–
Amortization of deferred compensation	–	–	–	–	1,427	–				–	1,427
Cancellation of stock options	–	–	(1,135)	–	1,135	–				–	–
Accretion of redeemable convertible preferred stock	–	–	–	–	–	(391)				–	(391)
Tax benefit from exercise of stock options	–	–	4,537	–	–	–				–	4,537
Net income				–	–	5,867	$	[5,867	]	–	5,867
Currency translation	–		–	–	–	–		[19	]	19	19

Comprehensive income	–	–	–	–	–	–	$	[5,886	]	–	–

Balance at December 31, 1999	34,806,602	35	62,672	(1,155)	(5,611)	5,872				27	61,840

Common stock issued upon exercise of options	662,584	1	1,504	–	–	–				–	1,505
Common stock issued for ESPP	266,672	–	3,287	–	–	–				–	3,287
Amortization of deferred compensation	–	–	–	–	1,188	–				–	1,188
Cancellation of stock options	–	–	(2,291)	–	2,291	–				–	–
Allowance for notes receivable from stockholders	–	–	–	1,686	–	–				–	1,686
Notes receivable from stockholder in subsidiary	–	–	–	(960)	–	–				–	(960)
Exercise of stock option in a subsidiary	–	–	960	–	–	–				–	960
Compensation expense associated with extension of stock option exercise periods	–	–	38	–	–	–				–	38
Net loss	–	–	–	–	–	(80,142)	$	[(80,142	)]	–	(80,142)
Currency translation	–	–	–	–	–	–		[(850	)]	(850)	(850)

Comprehensive loss	–	–	–	–	–	–	$	[(80,992	)]	–	–

Balance at December 31, 2000	35,735,858	36	66,170	(429)	(2,132)	(74,270)				(823)	(11,448)

Common stock issued upon exercise of options	241,680	–	65	–	–	–					65
Common stock issued for ESPP	261,429	–	533	–	–	–					533
Restricted stock grant	800,000	1	279	–	(280)	–					–
Restricted stock repurchase	(226,505)	–	(2)	–	–	–					(2)
Amortization of deferred compensation	–	–	–	–	857	–					857
Cancellation of stock options	–	–	(976)	–	976	–					–
Note receivable from stockholder	–	–	–	(140)	–	–					(140)
Changes in and payments of notes receivable, net	–	–	–	192	–	–					192
Compensation expense associated with extension of stock option exercise periods	–	–	43	–	–	–					43
Net loss	–	–	–	–	–	(15,668)	$	[(15,668	)]		(15,668)
Currency translation	–	–	–	–	–	–		[224	]	224	224

Comprehensive loss	–	–	–	–	–	–	$	[(15,444	)]	–	–

Balance at December 31, 2001	36,812,462	$37	$66,112	$(377)	$(579)	$(89,938)				$(599)	$(25,344)

The accompanying notes to consolidated financial statements are an integral part of these financial statements

TENFOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(15,668)	$(80,142)	$5,867
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Tax benefit from exercise of stock options	–	–	4,537
Deferred income tax benefit	407	(104)	(1,092)
Amortization of goodwill and acquired intangibles	962	4,603	1,064
Depreciation and amortization	6,006	6,219	2,801
Provision for bad debts	76	12,722	763
Amortization of deferred compensation	857	1,188	1,427
Impaired assets charge	10,081	2,892	–
Provision for stockholder notes receivable	–	2,782	–
Compensation expense from stockholder notes receivable	–	100	–
Compensation expense related to stock options	43	38	–
Write-off of acquired in process research and development	–	–	2,000
Gain on sale of The LongView Group, Inc.	(12,361)	–	–
Changes in operating assets and liabilities:
Accounts receivable	320	304	(7,702)
Unbilled accounts receivable	134	(1,669)	(1,119)
Prepaid expenses and other assets	(683)	244	(335)
Accounts payable	(7,897)	6,896	1,906
Income taxes payable, net	1,745	(1,020)	644
Accrued liabilities	1,422	(4,725)	9,912
Deferred revenue	(6,655)	26,906	(1,341)
Other current and long-term liabilities	(498)	2,143	–

Net cash (used in) provided by operating activities	(21,709)	(20,623)	19,332

Cash flows from investing activities:
Additions to property and equipment and assets held for sale	–	(15,974)	(4,476)
Restricted cash	(3,595)	(2,487)	–
Proceeds from sale of The LongView Group, Inc	27,113	–	–
Purchase of LongView (net of cash acquired)	–	–	(8,714)

Net cash provided by (used in) investing activities	23,518	(18,461)	(13,190)

Cash flows from financing activities:
Proceeds from issuance of notes payable	–	6,806	2,809
Proceeds from employee stock purchase plan stock issuance	533	3,288	–
Exercise of common stock options	65	1,504	1,185
Principal payments on obligations under capital lease	(2,276)	(1,843)	(653)
Principal payments on notes payable	(2,507)	(14,135)	(1,130)
Proceeds from issuance of common stock	–	–	34,352
Repurchase of restricted stock	(2)	–	–
Receipt of amounts due from stockholders	232	–	1,976
Notes receivable from stockholders	(140)	–	(826)
Due from stockholders	–	–	(1,000)

Net cash (used in) provided by financing activities	(4,095)	(4,380)	36,713

Effect of exchange rate changes	(599)	(929)	19

Net increase (decrease) in cash and cash equivalents	(2,885)	(44,393)	42,874
Cash and cash equivalents at beginning of year	13,854	58,247	15,373

Cash and cash equivalents at end of year	$10,969	$13,854	$58,247

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,371	$678	$651
Cash paid for interest	$824	$1,243	$351
Non cash investing and financing activities:
Issuance of common stock in exchange for receivable due from stockholder	$–	$960	$–
Deferred compensation related to grants of stock or stock options	280	–	5,915
Equipment purchased with capital lease	–	6,621	1,063

The accompanying notes to consolidated financial statements are an integral part of these financial statements

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

        TenFold Corporation (the "Company") is the provider of the Universal Application™, a software applications platform that accelerates development and deployment and reduces costs of maintaining complex enterprise applications. The Universal Application automates the work that a programmer would otherwise do, and thereby enables small teams of predominantly non-technical business users to design, build, test, deploy, and maintain complex, transaction-intensive applications, with limited demand on scarce IT resources. The Company also offers services for implementing applications, training, and customer and technical support.

        The Company sells its products and services primarily to customers in the United States, but it currently has a small number of customers outside the United States.

        The Company was incorporated in the state of Delaware in February 1993.

2.    Going Concern Consideration

        The Company's financial statements have been prepared under the assumption that the Company will continue as a going concern. During 2001, the Company experienced several challenging quarters as the Company continued its transition from a vertical applications business to an applications platform company, and as a result of the tragedy of September 11. The events of September 11 caused a worldwide deterioration of demand for IT services and for application software across many industries. It is uncertain when market demand will fully recover. Prior to 2001, delivery challenges prevented the Company from collecting payments on certain projects and led to several customer disputes. As the Company disclosed the customer disputes in its quarterly filings, the sales environment became increasingly difficult. In order to improve cash flow, the Company has taken aggressive steps to restructure its operations through work force reductions, terminating leases or subleasing facilities, restructuring lease obligations, renegotiating telecom agreements and IT support contracts and other operational cost-saving measures. The Company has made significant progress reducing operating cash outflows during 2001. It reduced quarterly operating cash outflows by over 50% from the first to fourth quarter of 2001. However, the Company has been operationally cash flow negative for the years ended December 31, 2001 and 2000. This ongoing negative cash flow has continued to place a burden on the Company to obtain cash infusions beyond those generated from normal operations. The Company continues to seek additional sources of financing such as a new sales to existing and new customers, asset sales, or equity financing, to sustain its operations. There can be no assurance that the Company will be successful in its efforts to generate sufficient cash flow to continue operations in the near term.

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

        The Company currently has two fixed-price applications development contracts. The Company accounts for these contracts under the percentage-of-completion methodology. Changes in estimates to complete or in contract terms and conditions impact revenue recognition and the estimated profit or loss on these projects. To the extent the Company estimates losses on contracts, the Company recognizes the loss in the period the loss is estimable. Actual results have, and future results could, differ significantly from estimates due to inherent risks in developing and managing large fixed-price software development projects.

        In early July 2000, as a result of receiving customer correspondence that raised concerns about the status of a project, the Company initiated a supplemental review of its significant projects in process to reassess the status of each project and to verify the related completion percentage. Upon completion of this review, the Company reduced revenues on certain projects in process and increased the allowance for doubtful accounts related to unbilled accounts receivable. The Company continues to review significant projects each quarter to reassess the status of each project and to verify the related completion percentage and project profit or loss projections. Although the Company believes that it made all appropriate adjustments to properly reflect the completion percentage and status of contracts in process at December 31, 2001, it cannot be certain that future adjustments will not be required.

        Estimates for allowances for doubtful accounts receivable require management to make assumptions regarding the current status of each project based on all available information. Changes to the status of a project, including disputes or litigation, have had, and may continue to have, a significant impact on the eventual collectibility of outstanding accounts receivable balances.

        In mid-1998, the Company began offering the TenFold Guarantee, a money-back guarantee for large-scale software applications. As a result, in some contracts, the Company has guaranteed that it will complete certain projects within a fixed time period or it will refund the fees paid. This guarantee also requires the customer to fulfill various responsibilities within a specified time period, including reviewing and approving requirements, providing timely feedback, and providing adequate staffing, or the guarantee is voided. Accordingly, the Company treats this guarantee as a conditional guarantee. The Company recognizes revenue under contracts with performance guarantees using the percentage-of-completion method of accounting. If necessary, it makes provisions for estimated refunds or losses on uncompleted contracts on a contract-by-contract basis and recognizes the refunds or losses in the period in which the refunds or losses become probable and estimable. Beginning in the fourth quarter of 2000, the Company no longer offers a performance guarantee as a standard part of its contracts. At December 31, 2001, two customers have guarantees in their fixed-price contracts.

  Revenue Recognition

        The Company derives revenues from license fees, subscription fees, application development and implementation services, support, and training services. License revenues consist of fees for licensing the Universal Application as a tool or as a developed application, and license fees for the applications that the Company develops for its customers. The Company also derives license revenues from the resale of its vertical applications products. Subscription revenue consists of fees for licensing the Universal Application, licensing new product releases of TenFold's ComponentWare during a subscription period, providing related time-and-material consulting, training, and support services. Service revenues consist of fees for application development and implementation, support and training.

        The Company follows the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, in recognizing revenue.

        The Company generally enters into software arrangements that involve multiple elements, such as software products, enhancements, post-contract customer support ("PCS"), installation and training. The Company allocates a portion of the arrangement fee to each undelivered element based on the relative fair values of the elements. The fair values of an element must be based on vendor specific objective evidence ("VSOE"). The Company establishes VSOE based on the price charged when the same element is sold separately. VSOE for services is based on standard rates for the individuals providing services. These rates are the same rates charged when the services are sold separately under time-and-materials contracts. The Company bases VSOE for training on standard rates charged for each particular training course. These rates are the rates charged when the training is sold separately for supplemental training courses. For PCS, VSOE is determined by reference to the renewal rate the Company charges the customer in future periods. The fee allocated to the delivered software product is based upon the residual method.

        For time-and-material contracts, the Company generally estimates a profit range and recognizes the related revenue using the lowest probable level of profit estimated in the range. Billings in excess of revenue recognized under time-and-material contracts are deferred and recognized upon completion of the time-and-material contract or when the results can be estimated more precisely.

        The Company recognizes support revenue from contracts for ongoing technical support and product updates ratably over the support period. The Company recognizes training revenue as it performs the services.

        For certain contracts including a subscription to future software products when and if they become available, the Company recognizes the fees for the software products ratably over the subscription term beginning with delivery of the first software product. For arrangements that include a service element for which sufficient VSOE does not exist to allocate revenue to the various elements of the arrangement, and the arrangement includes a subscription to new product releases on a when and if available basis, the Company recognizes the entire contract fee ratably over the subscription period as subscription revenue.

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

        For certain projects, the Company limits revenue recognition in the period to the amount of project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. At December 31, 2000, the Company applied this "zero profit" methodology to all fixed-price projects except those relating to its Revenue Manager and LongView applications. The Company has one fixed-time, fixed-price application development and implementation contracts remaining at December 31, 2001 that it accounts for using this "zero profit" methodology.

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

  Financial Instruments

        The carrying values of accounts receivable, unbilled accounts receivable, income taxes receivable, accounts payable, accrued liabilities, and income taxes payable, approximates their estimated fair values due to the relative short maturity of these instruments. At December 31, 2001, the Company estimates that the carrying value of notes payable is approximately $293,000 higher than fair value due to increases in interest rates applicable to the Company since these notes were originally signed. The Company used an interest rate of approximately 9% that was based upon recent similar transactions to determine the fair value of notes payable at December 31, 2001.

  Restricted Cash

        Restricted cash relates to $3.6 million held in escrow as part of the collateral for the Company's notes payable and letter of credit obligations with its primarily lender; $2.2 million held in escrow to secure a lease on office space in South Jordan, Utah; $165,000 held in the Company's cash accounts to secure letters of credit used to secure leases on office space in Dallas, Texas; and $100,000 held in a deposit account related to an employment agreement.

  Property and Equipment

        Property and equipment, including leasehold improvements, are stated at cost, as adjusted for impairment charges. See Note 20 for more information. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years, or the life of the lease, whichever is shorter.

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

  Due from Stockholders

        There are amounts in other assets, due from stockholders, and notes receivable from stockholders in the consolidated balance sheets at December 31, 2001 and 2000 that represent personal loans to certain current and prior members of management, secured by stock in the Company and generally the personal assets of these employees. During the three months ended December 31, 2000, the Company established an allowance against these notes of $2.8 million, and recorded a corresponding charge of $2.8 million to general and administrative expenses. During the year ended December 31, 2001, the Company wrote-off notes receivable of $1.0 million against the allowance.

  Accounting for Impairment of Long-Lived Assets

        The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future un-discounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Fair value is determined utilizing cash flow analyses, and other market valuations. Assets held for sale are reported at the lower of their carrying amount or fair value less estimated cost to sell.

  Goodwill and Other Intangibles

        Goodwill and other purchased intangibles represent the excess of the purchase price over the fair value of the assets acquired in connection with the acquisition of The LongView Group, Inc. ("LongView") on October 7, 1999. Goodwill and other intangibles were amortized on a straight-line basis over lives ranging from five to seven years. As of December 31, 2000, accumulated amortization of goodwill and other intangibles was $5.7 million. See Note 5 for information regarding the Company's sale of LongView on March 15, 2001.

  Cost of Revenues

        Cost of revenues consists primarily of compensation and other related cost of services personnel. Costs of license revenues, including product packaging, documentation, and reproduction have not been significant.

  Advertising

        Advertising costs are expensed as incurred. Advertising costs amounted to $0 in 2001, $1.1 million in 2000, and $864,000 in 1999.

  Research and Development Costs

        Research and development expenses consist primarily of costs for development and enhancement of the Universal Application, TenFold ComponentWare, and Universal Application Integrator. In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS 86"), development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established. The Company achieves technological feasibility through a working model. The Company has charged its software development costs to research and development expense in the accompanying Consolidated Statements of Operations.

  Royalties

        The Company has entered into agreements with certain of its customers requiring the Company to make royalty payments ranging from 1.9 percent to 15 percent of specified future revenues. These royalties will become payable by the Company if and when applications products developed for these customers are subsequently re-sold to other customers, generally with the assistance of the original customer. The Company incurred royalty expense of $0, $206,000, and $13,000 during the years ended December 31, 2001, 2000, and 1999, respectively.

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

  Currency Translation

        The functional currency of the Company's foreign operations is the applicable local foreign currency. As such, the Company did not recognize any transaction gains or losses during the year ended December 31, 2001. The translation of the functional currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the reporting period. Adjustments resulting from the translation of the Company's foreign operations are included in accumulated other comprehensive income as a component of stockholders' equity.

  Stock-Based Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25 issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

  Recent Accounting Pronouncements

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

4.    Earnings (Loss) Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

	Year ended December 31,
	2001	2000	1999
Numerator:
Net income (loss)	$(15,668)	$(80,142)	$5,867
Accretion of Series A and B preferred stock	–	–	(391)

Numerator for basic earnings (loss) per share – net income (loss) available to common stockholders	$(15,668)	$(80,142)	$5,476

Numerator for diluted earnings (loss) per share	$(15,668)	$(80,142)	$5,476

Denominator:
Denominator for basic earnings (loss) per share – weighted-average shares	35,623	35,035	29,278

Employee stock options	–	–	5,106

Denominator for diluted earnings (loss) per share	35,623	35,035	34,384

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.44)	$(2.29)	$0.19

Diluted earnings (loss) per common share	$(0.44)	$(2.29)	$0.16

        Employee stock options of 14,269,411 outstanding at December 31, 2001, that have a weighted average exercise price of $5.76 per share, and that could potentially dilute basic earnings (loss) per share in the future, were not included in the computation of diluted earnings (loss) per share for the year ended December 31, 2001, because to do so would have been anti-dilutive for the period.

        Employee stock options of 19,812,706 outstanding at December 31, 2000, that have a weighted average exercise price of $10.29 per share, and that could potentially dilute basic earnings (loss) per share in the future, were not included in the computation of diluted earnings (loss) per share for the year ended December 31, 2000 because to do so would have been anti-dilutive for the period. Warrants to purchase 1,181,600 shares of common stock in a wholly owned subsidiary outstanding at December 31, 2000, that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share for the year ended December 31, 2000, because to do so would have been anti-dilutive.

        The computation of diluted earnings per common share for the year ended December 31, 1999, excludes the assumed conversion of 6,261,000 shares of Series A and B convertible preferred stock prior to its conversion to common stock on May 21, 1999, because the impact of the conversion, including the assumed elimination of the accretion on such preferred stock, would be anti-dilutive. Warrants to purchase 1,181,600 shares of common stock in a wholly owned subsidiary outstanding at December 31, 1999, that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share for the year ended December 31, 1999, because to do so would have been anti-dilutive.

5.    Acquisition and Disposition

        On September 30, 1999, the Company entered into a Stock Purchase Agreement with Barclays California Corporation ("BarCal") whereby the Company purchased the entire equity interest of BarCal in its wholly owned subsidiary, The LongView Group, Inc. ("LongView"). On October 7, 1999, the acquisition was closed. On March 15, 2001, the Company sold LongView for $29.0 million to Linedata Services. Accordingly, the operations of LongView have been included in the accompanying consolidated statements of operations for the Company from the acquisition through March 15, 2001. The acquisition was accounted for using the purchase method of accounting.

        In connection with the sale of LongView, the Company deposited $2.9 million in an interest bearing escrow account to be used for settlement of indemnified claims that might arise over the eighteen months following sale. During the quarter ended September 30, 2001, the Company began negotiations of an agreement with Linedata, that was signed by the parties in October 2001, under which the parties agreed to release each other from certain claims they had or may have had against each other, and Linedata agreed to immediately release to the Company $1.8 million of the previously escrowed funds, with Linedata retaining the balance of approximately $1.2 million. As a result, the Company reduced its gain on sale of LongView by $1.2 million during the quarter ended September 30, 2001. During October 2001, the Company received the $1.8 million released from the escrow account and Linedata received $1.2 million, as contemplated in the related agreement.

        During the quarter ended September 30, 2001 the Company received an additional $177,000 from collection of accounts receivable, less additional closing costs.

        The gain recognized on the sale of LongView is summarized as follows (in thousands):

		Amount
Total purchase price		$29,000
Less costs associated with sale		(885)

Net proceeds from sale		28,115
Net book value of subsidiary
Current assets	$(1,455)
Long-term assets	(19,042)
Current liabilities	5,745
Long-term liabilities	–

		(14,752)

Initial gain on sale		$13,363

Proceeds for accounts receivable collection, less additional expenses		177
Agreement to release escrowed funds to Linedata		(1,179)

Cumulative gain on sale		$12,361

        On September 30, 1999, the Company entered into the Agreement with BarCal to purchase LongView. On October 7, 1999, the acquisition was closed. Pursuant to the Agreement, the Company acquired from BarCal all of the issued and outstanding capital stock of LongView for $22.0 million, comprised of $10.0 million in cash and a $12.0 million note from the Company to BarCal. The promissory note was due and payable in installments of $3.0 million on April 15, 2000 and $9.0 million on July 15, 2000 and bore interest at 6.5 percent. Both installment payments were made in accordance with the Agreement. As of December 31, 2000, no additional amounts remained outstanding.

        A total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including acquired in process technology) is summarized as follows (in thousands):

Cash consideration	$22,000
Acquisition costs	416

Total purchase price	$22,416

        The allocation of the purchase price was as follows (in thousands):

	Amount	Amortization Period
Net liabilities assumed	$(4,187)
Intangible assets:
Goodwill	16,303	5 years
Existing technology	2,000	5 years
Assembled workforce	700	5 years
Customer list	5,600	7 years
In process research and development	2,000	Expensed in 1999

Total	$22,416

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

        The following unaudited pro forma financial information (in thousands, except per share amounts) presents the combined results of operations of the Company and LongView for 1999, as if the acquisition had occurred at the beginning of 1999, after giving effect to certain adjustments, including, but not limited to, amortization of goodwill and other intangible assets, decreased interest income, and entries to conform LongView to the Company's accounting policies. The $2.0 million write-off for acquired in process research and development has been excluded from the pro forma results as it is a non-recurring charge.

1999
Total revenues	$95,905

Net income	44

Earnings per share:
Basic	$0.00

Diluted	$0.00

6.    Property Plant & Equipment

        Property and equipment consists of the following (in thousands):

	December 31,
	2001	2000
Computer equipment under capital lease	$9,016	$9,521
Computer equipment	7,126	9,134
Leasehold improvements	6,450	6,616
Furniture and fixtures	4,085	4,458
Office equipment	2,367	2,369
Software	1,778	1,749

Total cost	30,822	33,847
Less accumulated depreciation and amortization	(26,465)	(13,613)

	$4,357	$20,234

        Accumulated amortization under capital leases amounted to approximately $8.2 million, $3.8 million, and $883,000 at December 31, 2001, 2000, and 1999, respectively.

        During the year ended December 31, 2000, the Company acquired two office buildings totaling 14,000 square feet and adjoining property in San Rafael, California. The Company did not occupy any of this space during the year ended December 31, 2001. The Company sold these buildings in January 2002 for an amount equal to their net book value after previously recorded impairment adjustments, of approximately $2.0 million. These buildings and related land are classified as "Assets held for sale" in the Consolidated Balance Sheet at December 31, 2001.

        During the year ended December 31, 2001, the Company recognized an impairment charge on its fixed assets. The accumulated depreciation and amortization in the table above has been adjusted for the impairment charge. See Note 20 for more information.

7.    Accrued Liabilities

        Accrued liabilities consists of the following (in thousands):

	December 31,
	2001	2000
Accrued restructuring costs	$5,627	$321
Due to Perot Systems	2,000	2,000
Litigation and project loss accruals	1,722	2,908
Accrued vacation	830	1,286
Accrued compensation	754	906
Accrued medical insurance	498	1,187
Other accrued expenses	1,641	3,435

Total accrued liabilities	$13,072	$12,043

        The Company is currently in a loss position on one of its on-going fixed-price contracts. At December 31, 2001, the Company had accrued $1.7 million for estimated losses expected to be incurred while completing the project.

8.    Notes Payable

        The Company has notes payable consisting of three-year notes collateralized by fixed assets with monthly payment terms, and a five-year term loan collateralized by real property with monthly payments. At December 31, 2001, these outstanding notes payable of $6.2 million had a weighted average interest rate of 9.0 percent. Interest expense on the notes was $685,000, $540,000, and $215,000 for the years ended December 31, 2001, 2000, and 1999, respectively. None of the interest was capitalized.

        In May of 2000, the Company signed a $2.4 million note collateralized by real property in San Rafael, California. This is a five-year note with an interest rate of 8.25%. The note requires monthly payments and has a balloon payment of $1.9 million due upon maturity in May of 2005. The note was collateralized by the property, and other security interests. As of December 31, 2001, the balance on the note was $2.3 million (which is included in the $6.2 million notes payable total at December 31, 2001). In January 2002, the Company sold the real property for an amount equal to the net book value after previously recorded impairment adjustments, and reduced the note payable balance to $70,000.

        As of December 31, 2001, the Company owed its primary lender $6.0 million (which is included in the $6.2 million note payable total at December 31, 2001) under certain credit facilities and loan agreements (the "Loan Agreements") relating to equipment that the Company leased through this lender and relating to the Company's prior purchase of real property in San Rafael, California. The Company's obligations under the Loan Agreements are secured by a blanket first priority security interest in its assets. As of December 31, 2001, the Company was in default of the Loan Agreements for non-timely payment of principal and interest. Accordingly, these note payable have been classified as current liabilities in the accompanying Consolidated Balance Sheet.

        In January 2002, the Company sold the real property in San Rafael, California, and applied the proceeds from this sale to reduce the amount the Company owed under the Loan Agreements. In March 2002, the Company also sold certain equipment and applied the proceeds from this sale to reduce the amount the Company owed under the Loan Agreements. The proceeds from these sales reduced the amount the Company owed its primary lender to $3.6 million.

        As of January 1, 2002, the Company restructured its relationship with this lender by consolidating the Loan Agreements into one secured loan agreement (the "Consolidated Loan Agreement"). Under the Consolidated Loan Agreement, the lender waived the defaults under the Loan Agreements described above. The Consolidated Loan Agreement has an initial term of six months. If the Company remains current on its monthly payments, the Consolidated Loan Agreement will automatically renew for three additional six-month terms. The rate at which interest accrues under the Consolidated Loan Agreement decreases over time as the Company reduces the amount owed. To secure the obligations under the Consolidated Loan Agreement, the lender continues to hold a blanket first priority security interest in the Company's assets.

        As of December 31, 2001, the lender had issued two letters of credit totaling approximately $3.5 million to secure the Company's obligations under office leases in Chicago and San Francisco. Pursuant to the Loan Agreements, the Company had provided the lender with $3.5 million in restricted cash as collateral for these letters of credit. In March 2002, a new lender issued substitute letters of credit for the same amount and with the same expiration dates to replace the letters of credit issued by the prior lender. As a result, the Company transferred the $3.5 million of restricted cash from the prior lender to this new lender to collateralize the substitute letters of credit.

9.    Lease Commitments

        The Company leases office space and equipment under non-cancelable lease agreements, which expire at various dates through 2011. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Future minimum lease payments under non-cancelable operating lease obligations, in excess of one year and excluding obligations accrued as part of restructurings, as of December 31, 2001 are as follows (in thousands):

	Total	Operating	Capital
2002	$5,849	$2,943	$2,955
2003	4,774	2,966	1,816
2004	3,029	3,029	–
2005	3,122	3,122	–
2006	3,170	3,170	–
Thereafter	14,459	14,459	–

Total minimum lease payments	$34,403	$29,689	4,771

Less: Amount representing interest			(192)

Present value of net minimum capital lease payments			4,579
Less: Current installments of obligations under capital leases			(2,770)

Obligations under capital leases, excluding current installments			$1,809

        Total rental expense under operating leases, net of $513,000 sublease income in 2001, $1.0 million sublease income in 2000 and $0 sublease income in 1999, was approximately

$4.4 million, $6.2 million, and $3.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        During the years ended December 31, 2001 and 2000, the Company received prepayments on certain sublease agreements. The Company has recorded $1.3 million of these prepayments as other current liabilities in the Consolidated Balance Sheet at December 31, 2001.

        The table above of future minimum lease payments has not been reduced by future minimum rentals due under subleases of $2.3 million in 2002, $1.3 million in 2003, $931,000 in 2004, $335,000 in 2005 and $137,000 for years thereafter. These future minimum rentals are offset against related lease obligations accrued as part of restructurings.

        During the year ended December 31, 2000, the Company issued stand-by letters of credit as security for the Company's Chicago, Illinois and San Francisco, California office leases of $3.5 million. These letters of credit will terminate on June 30, 2008. Subsequent to December 31, 2001, the Company replaced these letters of credit with new corresponding letters of credit for the same amount and expiration dates from a new lender. During 1999, the Company issued stand-by letters of credit of $359,000, which will terminate by December 31, 2003. During the year ended December 31, 2001, the Company was released from its obligation under the Atlanta, Georgia lease and the stand-by letter of credit were reduced by $175,000. These letters of credit have not been drawn upon at December 31, 2001, 2000 and 1999.

        In May 2000, the Company signed a 10-year lease for 168,000 square feet of office space in South Jordan, Utah. This lease is part of a development project. The lease, without any modification to the development project, commences upon completion of construction and the Company's subsequent occupancy of the office space, which is estimated to occur in early 2002 to approximately coincide with the expiration of the lease for the Company's current Salt Lake City headquarters. It is expected that this lease will be an operating lease. In November 2000, the Company negotiated with the developer of the project to reduce its commitments under this lease obligation by 65,431 square feet. In April 2002, the Company negotiated with the developer to extend the term of the lease to eleven years and to further reduce its monthly payment obligations. As of the date of this filing, the Company is pursuing options to reduce this commitment further, including the possible sublease of a significant portion of this space.

        During the quarter ended September 30, 2001, the Company was temporarily in default on capital lease obligations to three lessors for late payment of lease payments. The Company has negotiated restructured payment arrangements with these lessors and is no longer in default with these lessors. The payment restructuring reduced the Company's payment obligations by approximately $497,000 during each of the fourth quarter of 2001 and first quarter of 2002. Beginning in April 2002, the Company is required to resume paying its pre-restructuring lease payment amounts through September 30, 2002. After September 30, 2002, the Company is required to pay pre-restructuring lease payment amounts plus approximately one twelfth of the deferred amount until paid in full. As of December 31, 2001, the Company had leases payable to these lessors totaling approximately $4.7 million.

        Operating lease obligations for properties that have been restructured are included in accrued liabilities in the Consolidated Balance Sheet at December 31, 2001. See Note 7 for more information.

10.  Legal Proceedings and Contingencies

Resolved Customer Disputes

        Since March 2001, the Company has settled eight customer disputes, six of which were filed against the Company before 2001. In none of these settlement agreements did any party admit liability. The Company's errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sums above the self-insurance retention the Company paid to cover legal defense costs. In one case, the customer paid the Company for services the Company had provided.

  Westfield

        On September 17, 1999, Ohio Farmers Insurance Company doing business as Westfield Companies ("Westfield"), filed a complaint in the United States District Court for the District of Ohio. On November 4, 1999, the Company filed an Answer and Counterclaim. Effective April 26, 2001, the Company and Westfield entered a Settlement Agreement and Mutual Release that settled and resolved all claims between the two companies.

  Nielsen

        On June 14, 2000, Nielsen Media Research, Inc. ("Nielsen"), filed a complaint in the Circuit Court of Cook County, Illinois. On August 30, 2000, the Company filed an Answer and Counterclaim. Effective May 30, 2001, the Company and Nielsen entered a Settlement Agreement and Mutual Release that settled and resolved all claims between the two companies.

  Trumbull

        On August 18, 2000, Trumbull Services, L.L.C. ("Trumbull"), filed a demand for arbitration with the American Arbitration Association. On September 13, 2000, the Company filed an Answer and Counterclaim. On May 10, 2001, the Company and Trumbull entered a Settlement Agreement and Mutual Release that settled and resolved all claims between the two companies.

  Unitrin

        On October 4, 2000, Unitrin Services Company, Inc. ("Unitrin") sent the Company a notice of dispute letter requesting non-binding mediation. On March 8, 2001, the Company and Unitrin entered a Confidential Settlement Agreement and Release that settled and resolved all of Unitrin's claims.

  SCEM

        On November 22, 2000, Southern Company Energy Marketing L.P. ("SCEM") filed a demand for arbitration with the American Arbitration Association. The Company filed detailed Counterclaims. On August 27, 2001, the Company and SCEM entered a Confidential Settlement Agreement and Release that settled and resolved all claims between the two companies.

  Utica

        On January 3, 2001, Utica Mutual Insurance Company ("Utica") filed a complaint against the Company in the Federal District Court of Utah. On January 23, 2001, the Company filed an Answer. On August 16, 2001, the Company and Utica entered a Confidential Settlement Agreement and Release that settled and resolved all claims asserted by Utica.

  Other

        On April 4, 2001, the Company received a letter from another customer alleging that the Company had materially breached the Company's contract with that customer. On May 2, 2001, the Company entered a Termination and Settlement Agreement with this customer under which the customer agreed to pay the Company a compromised and confidential settlement amount for services the Company had provided to this customer.

  Crawford

        On December 14, 2000, Crawford & Company ("Crawford") sent a letter to the Company alleging breach under the terms of the Company's Master Software License and Services Agreement with Crawford (the "Crawford Agreement"). On September 4, 2001, Crawford filed a demand for arbitration with the American Arbitration Association. On March 8, 2002, the Company and Crawford entered a Confidential Settlement Agreement and Release that settled and resolved all claims between the two companies.

Unresolved Customer Disputes

        The Company has two unresolved customer disputes and a dispute with Perot Systems.

  SkyTel

        In March 2001, SkyTel Communications, Inc. ("SkyTel") orally informed the Company of its intent to terminate the Master Software License and Services Agreement between SkyTel and the Company (the "SkyTel Agreement"). On May 15, 2001, SkyTel sent the Company a letter purporting to terminate the SkyTel Agreement based on the Company's alleged material breach of the SkyTel Agreement. SkyTel's letter also demands a refund of approximately $11 million paid by SkyTel. On September 24, 2001, SkyTel filed a complaint against the Company in the First Circuit Court of the First Judicial District of Hinds County, Mississippi. SkyTel seeks monetary damages of at least $17.5 million, plus other damages it may prove at trial, together with pre- and post-judgment interest, attorneys' fees and expenses and costs. On November 13, 2001, the Company filed an answer denying the material allegations of the complaint. The Company also filed a counterclaim for unpaid fees and SkyTel's disclosure of confidential information. The Company's counterclaim seeks damages of at least $7 million and punitive damages of at least $10 million. The parties have currently stayed discovery. This claim may be covered by the supplemental extended reporting period policy the Company maintains on one of its prior errors and omissions liability policies. The total contract value involved in this customer dispute is approximately $17.6 million, of which $11.4 million has been received by the Company to date. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity. For the three months ended December 31, 2001, the Company recognized no revenue from the SkyTel Agreement and recognized $130,000 from SkyTel during the same period in 2000. During the twelve months ended December 31, 2001, the Company recognized revenues of $263,000 from SkyTel as compared to $9.8 million in 2000.

  Other Customer Dispute

        On November 14, 2001, the Company received a letter from a customer alleging that the Company has materially breached the Company's contract with that customer. The letter requests that the Company engage in an executive dispute resolution procedure required by the contract. The Company does not believe that it has materially breached the contract, and the Company has continued to perform under the contract. The Company is currently in discussions with the customer regarding the alleged breach and a mutually beneficial restructuring of the relationship. Should the customer continue to assert that the Company has materially breached the contract, the Company will vigorously assert its rights under the contract and defend itself against any claims the customer may assert. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

  Perot Systems

        On November 19, 2001, the Company received a demand for arbitration from Perot Systems Corporation ("Perot") alleging that the Company has materially breached agreements with Perot. The demand requests relief of $3.1 million. The Company is currently in discussions with Perot regarding the alleged breach and a mutually beneficial restructuring of the relationship. If these discussions do not lead to a mutually agreeable settlement, the Company intends to vigorously assert its rights under the contract and defend itself against the claims Perot has asserted. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity. The Company has $2.0 million in accrued liabilities and $673,000 in accounts payable in the Consolidated Balance Sheet at December 31, 2001, that the Company previously accrued related to the Company's agreements with Perot.

Summary and Insurance

        As a result of the legal proceedings and contingencies noted above, the Company has provided an allowance for doubtful accounts of $818,000 related to billed accounts receivable and $1.3 million related to unbilled accounts receivable at December 31, 2001.

        The Company maintained errors and omissions and umbrella liability insurance coverage to protect itself in the event of claims for damages related to the performance of computer-related services or the failure to perform computer-related services that occurred after March 1, 1998, but prior to March 1, 2001. The Company does not believe that the dispute with SkyTel will be covered by the Company's original errors and omissions and umbrella liability insurance coverage. However, the Company also maintains a $2 million supplemental extended reporting period policy on one of the Company's prior errors and omissions liability policies. The Company believe that this supplementary extended reporting insurance policy may cover some of the types of alleged damages (but not unpaid or unbilled accounts receivable) claimed in the SkyTel dispute noted above, to the extent that they occurred during the policy periods. The Company also believe that this supplementary extended reporting insurance policy may cover the costs of legal defense of the

SkyTel dispute, subject to the policies' total limit, and any stated reservation of rights by the carrier regarding conditions or findings that might exclude coverage for a particular matter. The Company does not believe that this insurance or any other insurance that the Company maintains will cover the disputes with the unnamed customer or Perot. The Company has reserved against certain of the billed and unbilled accounts receivable related to these disputed amounts for which a loss is considered probable and estimable. An unfavorable outcome of any of these matters may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

        On November 18, 2000, the Company's excess errors and omissions policy expired. On March 1, 2001, the Company's primary errors and omissions policy expired. On March 1, 2001, the Company secured a new, industry standard, errors and omissions policy that covers claims made after March 1, 2001. The Company renewed this policy on March 1, 2002. The Company's new policy excludes contractual related disputes such as cost and time guarantees, and only covers software errors or omissions that occur after the delivery of software. The Company believe this policy provides adequate coverage for potential damages related to errors and omissions in the Company's delivered software.

Stockholder Matters

        On or after August 12, 2000, six complaints were filed in the United States District Court of Utah alleging that the Company and certain of the Company's officers violated certain federal securities laws. All six complaints were virtually identical and allege that 1) the Company improperly recognized revenues on some of the Company's projects; 2) the Company failed to maintain sufficient accounting reserves to cover the risk of contract disputes or cancellations; 3) the Company issued falsely optimistic statements that did not disclose these accounting issues; and 4) TenFold insiders sold stock in early calendar year 2000 while knowing about these issues.

        On October 30, 2000, the Company's motion to consolidate the six complaints into one class action complaint was granted. On March 7, 2001, the court appointed lead plaintiffs and lead class counsel. On May 1, 2001, the plaintiffs filed an amended consolidated complaint. The Company filed a motion to dismiss the amended complaint on June 19, 2001. On March 19, 2002, the court granted the Company's motion to dismiss the amended complaint, but allowed the plaintiffs leave to make a motion to amend their complaint. The Company has stipulated with the plaintiffs that they have until May 20, 2002 to file such a motion.

        On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming the Company, certain of its officers and directors, and certain underwriters of the Company's initial public offering as defendants. The complaint alleges, among other things, that the underwriters of the Company's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. The Company and certain of its officers and directors are named in the complaint pursuant to Sections 11 and 15 of the Securities Act of 1933. Similar complaints have been filed against over 180 other issuers that have had initial public offerings since 1998. The Company intends to defend this action vigorously. Although no assurance can be given that this matter will be resolved in the Company's favor, the Company believe that the resolution of this lawsuit will not have a material adverse effect on the Company's financial position, results of operations or cash flows. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

SEC Inquiry

        On May 26, 2000, the United States Securities and Exchange Commission ("SEC") issued a Formal Order Directing Private Investigation. The Order contains no specific factual allegations. The Company understands, however, that the SEC is conducting a non-public fact-finding inquiry into the Company's revenue recognition decisions on approximately 15 contracts. The Company has received several document subpoenas from the SEC and the Company has complied with all of them. The Company has learned that the SEC has issued subpoenas to the Company's independent auditors and to several of the Company's current and former customers. Since February 2001, the SEC has taken testimony from several of the Company's current and former executives and staff.

        On March 20, 2002, the Company and five of its current and former officers and employees received notices from the SEC's Denver regional office indicating that the staff intends to recommend that the SEC commence fraud and non-fraud (books and records) enforcement proceedings against the Company and these individuals. The SEC's potential remedies under such enforcement proceedings include various forms of injunctive relief, monetary penalties, and orders barring individuals from future employment in public companies. It is too early in the inquiry to say which of these remedies, if any, the SEC might seek against the Company and the individuals. Management and outside legal counsel believe that the Company has meritorious defenses to any allegations the SEC may make and intends to continue to cooperate fully with the SEC. At this time, the Company's outside legal counsel is not able to provide an opinion on the probable outcome of the inquiry. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

11.  Perot Systems Corporation Alliance

        The Company entered into a strategic alliance agreement with Perot Systems Corporation ("Perot Systems"), a systems integrator, which became effective May 1, 1999. The agreement provided for the development and delivery of applications, products, and services to TenFold and Perot Systems customers using the TenFold Way, the Universal Application, TenFold ComponentWare, and Universal Application Integrator. As part of the agreement, Perot Systems was given the opportunity to purchase 1,000,000 shares of the Company's common stock being sold at the initial public offering price. Perot Systems purchased 1,000,000 shares in the Company's initial public offering as contemplated by the agreement.

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

        For various business reasons occurring during the fourth quarter of 2000, the Company determined to restructure the Perot Systems relationship and, effective December 8, 2000, the Company negotiated a restructuring agreement with Perot Systems. Under the terms of this agreement and the second amended and restated master services agreements, the Company agreed 1) to terminate the strategic alliance, 2) to terminate the reseller agreement, 3) to amend the amended and restated master services agreements so that the Company is no longer committed to use a minimum number of Perot Systems staff, 4) to refund to Perot Systems the $2.0 million that Perot Systems paid to the Company in sublicensing fees and support, as well as $646,000 in lost revenue from reducing the Company's commitment to pay for Perot Systems staff, and 5) to pay these amounts in six equal monthly payments of $441,000 beginning January 15, 2001. The Company has included the $2.0 million refund in accrued liabilities, and the $646,000 service obligation in accounts payable, in the Consolidated Balance Sheet at December 31, 2001 and December 31, 2000. The Company reduced revenue during the three months ended December 31, 2000 by $1.4 million including the $48,000 of support revenue, so that the net effect is that the Company recognized no revenue during the year ended December 31, 2000 from the Perot Systems reseller agreement.

        Because of TenFold management changes and TenFold's continuing restructuring, the Company has had discussions with Perot Systems to reconsider the scope of their future relationship and to renegotiate the December 8, 2000 agreements, and as a result the Company has not made any of the monthly payments described above. On November 19, 2001, the Company received a demand for arbitration from Perot Systems alleging that the Company had materially breached the prior purported agreements with Perot and requesting relief of $3.1 million. The Company is currently in discussions with Perot regarding the alleged breach and a mutually beneficial restructuring of the relationship. See Note 10 for more information.

12.  Income Taxes

        The components of the provision (benefit) for income taxes are presented below (in thousands):

	Year ended December 31,
	2001	2000	1999
Provision (benefit) for income taxes:
Current:
Federal	$536	$(1,304)	$946
State	1,044	(74)	345
Foreign	1,385	655	–

Total current	2,965	(723)	1,291
Deferred:
Federal	–	88	(834)
State	–	16	(258)

Total deferred	–	104	(1,092)
Charge in lieu of taxes attributable to employee stock plans	–	–	4,537

Total provision (benefit) for income taxes	$2,965	$(619)	$4,736

        The table below reconciles the expected U.S. federal statutory income tax rate (34% for 2001 and 2000, 35% for 1999) to the recorded income tax provision (benefit) (in thousands):

	Year ended December 31,
	2001	2000	1999
Tax expense (benefit) at U.S. statutory rates	$(4,319)	$(27,459)	$3,711
State tax (benefit), net of federal tax impact	1,044	(3,823)	675
Meals & entertainment	58	355	108
Purchased intangibles	3,855	1,109	963
Foreign taxes	129	655	–
Credits for research activities	(153)	(3,883)	(284)
Change in valuation allowance attributable to operations	2,351	32,427	(277)
Other	–	–	(160)

Provision (benefit) for income taxes	$2,965	$(619)	$4,736

        The Company's deferred tax assets are comprised of the following (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Reserves and accruals	$5,170	$6,157
Stock option compensation	223	810
Credits for research activities	6,554	4,603
Differences in timing of revenue recognition	8,822	3,472
Loss carryovers	16,775	28,608
Depreciation for book in excess of tax	4,390	1,377
Other	–	489

Total deferred tax assets	41,934	45,516
Valuation allowance	(41,934)	(42,623)

Deferred tax assets after valuation allowance	$–	$2,893

Deferred tax liabilities:
Purchased intangibles	$–	$2,893
Accelerated depreciation	–	–

Total deferred tax liabilities	$–	$2,893

Total net deferred tax liabilities	$–	$–

Recorded as:
Deferred income tax asset – current	$–	$612
Deferred income tax liability – long-term	$–	$(612)

Total net deferred tax liabilities	$–	$–

        Domestic and foreign components of income (loss) before taxes are as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
Domestic	$(13,098)	$(81,080)	$10,154
Foreign	395	319	449

Income (loss) before taxes	$(12,703)	$(80,761)	$10,603

        On March 9, 2002, President Bush signed into law the Jobs Creation and Worker Assistance Act of 2002. Among other provisions, the Act provides for a temporary suspension of the alternative minimum tax net operating loss limitation for 2001 and 2002. SFAS No. 109, Accounting for Income Taxes, requires that the effect of changes in tax law be charged or credited to income in the period in which the law is enacted. Therefore, the Company has included $536,000 of current alternative minimum tax liability in the 2001 tax provision even though it is expected that there will be no federal alternative minimum tax liability that is paid due to the retroactive application of the new tax law.

        As of December 31, 2001, the Company had federal net operating loss carryforwards of approximately $44.9 million that expire in 2020. As of December 31, 2001, the Company had state net operating loss carryforwards of approximately $33.4 million, which are subject to various state carryover provisions that generally provide shorter carryover periods than federal. In addition, as of December 31, 2001, the Company had federal credit carryforwards for increasing research activities of approximately $3.4 million that begin to expire in 2014, the Company also had $1.1 million of state credits for increasing research activities that are subject to various state carryover provisions.

        The ultimate realization of the deferred income tax assets is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other events. As of December 31, 2001, the Company had recorded a valuation allowance of $41.9 million. During the year ended December 31, 2001, the valuation allowance decreased approximately $689,000, and for the year ended December 31, 2000 the valuation allowance increased $41.5 million. The decrease for the year ended December 31, 2001 relates primarily to the gain on the sale of a subsidiary and other adjustments that did not affect current year operations. The increase for the year ended December 31, 2000 relates primarily to the general valuation allowance established under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when it is more likely than not that the net deferred tax assets will not be realized. The valuation allowance as of December 31, 2001 includes the benefit for stock option exercises that increased the size of the net operating loss carryovers. Future reductions to the valuation allowance will be allocated $32.7 million to operations and $9.2 million to paid-in capital.

13.  Classes of Stock

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

        During March 1997, the Company entered into a transaction wherein the Company sold 1,460,399 shares of Series A Preferred Stock and a software license to a third party. In the transaction, the majority stockholder of the Company sold 1,460,400 shares of common stock of the Company to the third party. Simultaneously, the Company granted the third party an option to exchange the 1,460,400 shares of common stock for an equal number of shares of Series A Preferred Stock. This conversion option was exercised during 1997. The third party paid a total of $8.0 million as consideration for this transaction, of which $2.5 million was received by the majority stockholder and $5.5 million was received by the Company. Based on an independent valuation of the Company's common and preferred stock, the Company allocated the total consideration paid by the third party of $8.0 million based on the respective fair values of the preferred and common shares. Based on these valuations, the Company allocated $1.4 million to the Series A Preferred Stock and option, and $5.5 million to revenue. As a result of the transaction, the majority stockholder received a premium of $1.4 million on the sale of common shares. The Company reflected that premium as an other charge in the 1997 Consolidated Statement of Operations.

        In November 1997, the Company issued 3,340,330 shares of Series B Preferred Stock resulting in net proceeds to the Company of approximately $7.0 million.

        In connection with the Company's initial public offering, the Company's Series A and B Preferred Stock were automatically converted into common stock.

	Series A Preferred Stock		Series B Preferred Stock		Redeemable Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1997	2,920,799	$1,608	3,340,330	$7,032	–	$–

Redeemable common stock Issued for cash	–	–	–	–	200,000	1,976
Accretion of redeemable convertible preferred stock	–	328	–	587	–	–

Balance at December 31, 1998	2,920,799	1,936	3,340,330	7,619	200,000	1,976

Conversion of redeemable common stock	–	–	–	–	(200,000)	(1,976)
Accretion of redeemable convertible preferred stock	–	129	–	262	–	–
Conversion of preferred stock into common stock	(2,920,799)	(2,065)	(3,340,330)	(7,881)	–	–

Balance at December 31, 1999	–	$–	–	$–	–	$–

  Restricted Stock

        On October 31, 1996, the Company sold 4,530,104 shares of common stock to the then current Chief Executive Officer ("former CEO") for an aggregate price of $1.0 million pursuant to a restricted stock purchase agreement entered into in connection with an employment agreement between the Company and the former CEO dated September 1, 1996. On January 11, 2001, the Company announced the resignation of the former CEO with whom it entered the employment agreement. During 2001, the Company repurchased 226,505 of the CEO's restricted shares for $2,265.

        On February 2, 1998, the Company allowed two other officers to exercise options on a total of 300,000 shares of common stock in advance of their vesting, subject to the Company's right to repurchase these shares if the officers leave the Company before the shares are fully vested. As of December 31, 2001, these shares are fully vested and none remain subject to repurchase.

14.  Stock Option Plans

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

        1999 Stock Plan. The Company's 1999 Stock Plan was adopted by the Board of Directors and approved by the stockholders in March 1999. A total of 6,500,000 shares of common stock have been reserved for issuance under the 1999 Stock Plan, plus an automatic annual increase on the first day of 2000, 2001, 2002, 2003, and 2004. This automatic annual increase is equal to the lesser of 1,000,000 shares or 3 percent of the Company's outstanding common stock on the last day of the immediately preceding year, or such lesser number of shares as the Board of Directors determines. Under this provision, on each of January 1, 2001 and January 1, 2000 the number of shares reserved for issuance under the plan increased by 1,000,000 shares. The 1999 Stock Plan provides for the granting to employees, including officers and directors, of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants, including non-employee directors, of nonqualified stock options and stock purchase rights. The Company has historically granted only nonqualified stock options. The 1999 Stock Plan is administered by the Board of Directors and the Board Compensation Committee, and with respect to option grants to purchase up to 10,000 shares to any one employee, option grants may be approved by a separate committee of the board. The plan administrator determines the terms of options and stock purchase rights granted under the 1999 Stock Plan, including the number of shares subject to an option or purchase right, the exercise or purchase price, and the term and exercisability of options. The options generally vest over a five-year period and expire ten years from the date of grant. Unless terminated earlier, the 1999 Stock Plan will terminate in March 2009. Through December 31, 2001, the Company has not issued any stock purchase rights, stock bonus awards, or stock appreciation rights under the 1999 stock plan; and has issued only one incentive stock option grant.

        2000 Employee Stock Option Plan. The Company's 2000 Stock Option Plan was adopted by the Board of Directors in December 2000. A total of 7,000,000 shares of common stock have been reserved for issuance under the 2000 Stock Option Plan. The 2000 Stock Option Plan provides for the granting of nonstatutory rights of purchase of the Company's common stock to employees, excluding section 16 officers, directors, and non-employee directors. Nonstatutory options do not qualify as an Incentive Stock Option within the meaning of Section 422 of the Internal Revenue Code of 1996, as amended. The 2000 Stock Option Plan is administered by the Board of Directors. The plan administrator determines the terms of options and stock purchase rights granted under the 2000 Stock Option Plan, including the number of shares subject to an option or purchase right, the exercise or purchase price, and the term and exercisability of options. The options generally vest over a four-year period and expire ten years from the date of grant. Twenty five percent of the options granted during December 2000 under the 2000 Stock Option Plan vested on the date of grant and have an accelerated vesting schedule. Unless terminated earlier, the 2000 Stock Plan will terminate in December 2010.

        Stock option activity under the Company's 1993, 1999, and 2000 stock option plans is as follows:

	Option Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 1998	6,417,300	$2.36

Granted	2,640,800	$15.27
Exercised	986,868	$1.21
Canceled	1,165,112	$5.09

Outstanding at December 31, 1999	6,906,120	$7.00

Granted	16,965,200	$12.28
Exercised	662,584	$2.28
Canceled	3,396,030	$15.11

Outstanding at December 31, 2000	19,812,706	$10.29

Granted	7,865,000	$0.63
Exercised	1,041,680	$0.07
Canceled	12,366,615	$10.23

Outstanding at December 31, 2001	14,269,411	$5.76

        At December 31, 2001, 4,909,196 options were vested and exercisable as compared to 2,925,522 in 2000 and 714,840 in 1999, under the stock option plans. Included in the table above are options granted to consultants that were recorded at their estimated fair value. To date, the number of options granted to consultants and the related fair value of such options has been insignificant.

        The following table summarizes information about stock options under the plans outstanding at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Options Outstanding at 12/31/01		Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price
$0.02 to $0.45	2,080,800	8.81 Years	$0.36	829,375	$0.31
0.60 to 0.89	3,051,450	9.57 Years	0.77	159,750	0.82
1.14 to 2.84	6,515,108	8.87 Years	1.62	3,110,902	1.67
4.44 to 9.81	1,081,373	7.91 Years	7.00	412,633	6.36
10.25 to 21.00	155,980	7.56 Years	13.90	68,900	13.56
21.56 to 55.88	1,384,700	8.05 Years	42.44	346,480	40.38

$0.02 to $55.88	14,269,411	8.85 Years	$5.76	4,928,040	$4.71

        The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") as amended by Financial Accounting Standards Board Interpretation No. 44 ("FIN 44") in accounting for its option plans. Had compensation expense for the Company's stock option plan and the employee stock purchase plan been determined based on the fair value at the grant date for awards or purchase rights under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income (loss) for the years ended December 31, 2001, 2000, and 1999 would have been as follows (in thousands except per share information):

	2001	2000	1999
Net income (loss) applicable to common stock – as reported	$(15,668)	$(80,142)	$5,476
Net income (loss) applicable to common stock – pro forma	(31,641)	(104,395)	723
Earnings (loss) per common share – as reported:
Basic	$(0.44)	$(2.29)	$0.19
Diluted	(0.44)	(2.29)	0.16
Earnings (loss) per common share – pro forma:
Basic	$(0.89)	$(2.98)	$0.02
Diluted	(0.89)	(2.98)	0.02

        The effect of SFAS 123 on pro forma net loss and net loss per share disclosed for 2001, 2000, and 1999 may not be representative of the effects on pro forma results in future years.

        The number of remaining options available to grant under the 1993, 1999, and 2000 plans is 6,745,157 as of December 31, 2001.

        The weighted-average fair value of the options granted under the plans in 2001 is $0.60 as compared to $7.97 in 2000 and $11.64 in 1999. The fair value of these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions for

2001, 2000, and 1999: risk-free interest rate of 4.22 percent in 2001, 6.51 percent in 2000, and 6.80 percent in 1999; a dividend yield of 0 percent; a volatility factor of 161.0 percent for 2001, 131.1 percent for 2000 and 108.5 percent in 1999; and a weighted-average expected life of 3.5 years in 2001 and 5.0 years in 2000, and 5.0 years in 1999.

        The Company recorded deferred compensation pursuant to APB 25 of $280,000 in 2001 relating to a restricted stock grant; $0 in 2000; and $5.9 million in 1999 relating to stock options which were granted in a range of prices between $0.45 and $5.00, which were below the estimated fair market values of the underlying common stock. The Company recognized compensation expense of $857,000 in 2001, $1.2 million in 2000, and $1.4 million in 1999 related to the normal vesting of these options.

15.  1999 Employee Stock Purchase Plan

        The Company's 1999 Employee Stock Purchase Plan was adopted by the Board of Directors and approved by the stockholders in March 1999. A total of 1,000,000 shares of common stock have been reserved for issuance under the purchase plan. In addition, the number of shares reserved for issuance under the purchase plan automatically increases on the first day of each of the Company's fiscal years beginning in 2000, 2001, 2002, 2003, and 2004 equal to the lesser of 300,000 shares, 0.75 percent of the Company's outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as the Board of Directors shall determine. Under this provision, the number of shares reserved for issuance under the purchase plan has increased by 529,068 shares through December 31, 2001. The purchase plan, which is intended to qualify under Section 423 of the Internal Revenue Code, has two six-month offering periods each year, with new offering periods (other than the first offering period) commencing on February 1 and August 1 of each year. The first offering period commenced on the date of the initial public offering and ended on January 31, 2000. The Company issued 261,429 shares under this plan during the year ended December 31, 2001, and 266,672 shares during the year ended December 31, 2000.

        As of December 31, 2001, 1,000,967 shares were available for issuance under the 1999 Employee Stock Purchase Plan.

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

        The weighted-average fair value of employee stock purchase rights granted under the employee stock purchase plan in 2001 was $1.16 as compared to $4.63 in 2000 and $7.01 in 1999. The fair value of the employee stock purchase rights was estimated using the Black-Scholes model with the following assumptions for 2001: a weighted-average risk-free interest rate of 4.11 percent, dividend yield of 0 percent, an expected life of 6 months, and the same volatility factors as used for the stock option plans.

16.  401(k) Retirement Plan

        The Company established a 401(k) retirement savings plan for employees in January 1996. All employees age 21 and over are eligible to participate. Each participant may elect to have amounts deducted from his or her compensation and contributed to the plan. Through January 15, 2002, the Company matched 20 percent of the first 6 percent of the employees' contributions, up to a maximum of $2,000 per employee per year. Total Company contributions for 2001, 2000, and 1999 were approximately $196,000, $396,000, and $237,000, respectively. On January 15, 2002, the Company discontinued matching of employee contributions.

17.  Vertical Business Group Operations

  Strategy

        During the year ended December 31, 2000, the Company conducted its vertical business operations through subsidiaries in the communications, energy, financial services, healthcare, insurance, and investment management industries.

        During the year ended December 31, 2001, the Company consolidated its vertical business operations into one corporate organization to provide better focus for employees, to solidify the Company's core delivery and operational infrastructure, and to reduce costs; and merged its vertical subsidiaries into TenFold Corporation.

  Subsidiary Stock Plans

        During 1999, the Company formed six subsidiaries in each of which the Company held 20,000,000 issued and outstanding shares of common stock.

        Each of the six subsidiaries formed during 1999, with approval of its respective Board of Directors, adopted its own stock plan during 1999. The terms of the plans are similar to the Company's 1999 Stock Plan. A total of 3,740,000 shares of common stock of each subsidiary were reserved under the Stock Plans for each of the six subsidiaries.

        During the year ended December 31, 2001, in connection with the mergers of these subsidiaries into TenFold Corporation noted above, optionees had a specified time to exercise their vested options, or they would terminate. No optionee chose to exercise their options. As a result, the options terminated, no subsidiary options remain outstanding and the Company has no minority interest holders.

  TenFold Energy, Inc. Warrants

        During 1999, TenFold Energy, Inc., a wholly owned subsidiary of the Company, sold 1,181,600 warrants to Southern Company Energy Marketing ("SCEM"). Each warrant entitles SCEM to purchase one share of Class A Common Stock at $2.12 per share in one of the Company's subsidiaries, TenFold Energy, Inc. The proceeds of $189,000 were credited to stockholders' equity.

        These warrants were terminated during the year ended December 31, 2001 in conjunction with the settlement of a dispute with SCEM.

18.  Operating Segments

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

        Beginning in January 2001, the Company's CEO reviews financial information on a consolidated basis, identical in format to the accompanying Consolidated Statements of Operations. The Company consolidates revenue and expense information for all other business groups for internal and external reporting and for decision-making purposes. The Company operates in a single operating segment, which is applications products and services.

        Revenues from operations outside of North America were approximately 28 percent of total revenues for 2001, 11 percent of total revenues for 2000, and 10 percent of total revenues for 1999. Revenues from operations in the United Kingdom were approximately 22 percent of total revenue for 2001, 10 percent of total revenue for 2000, and 10 percent of total revenue for 1999. Revenues from operations in Argentina were approximately 6 percent of total revenue for 2001, 1 percent of total revenue for 2000, and 0 percent of total revenue for 1999.

19.  Additional Significant Risks and Uncertainties

        The Company's customers are represented by a small number of large companies in the communications, financial services, healthcare, insurance, and investment management industries. As such, a significant portion of the Company's revenue and billed and unbilled accounts receivable may relate to a single customer or a small number of customers. Although the Company plans to expand and diversify its customer base, currently the loss of any of the Company's large customers, without their replacement by new customers, would likely have a material adverse effect on the Company's revenue, cash flow, and allowances for doubtful billed and unbilled accounts receivable. The following table provides customer revenue concentration for the three years ended

December 31, 2001, 2000 and 1999. No other customer accounted for more than 10 percent of total revenue for these years.

	December 31,
	2001	2000	1999
Customer A	27%	–	–
Customer B	16%	–	10%
Customer C	11%	15%	18%
Customer D	–	16%	–

20.  Special Charges

        Special charges for the year ended December 31, 2001 of $18.9 million include $10.1 million of asset impairment charges, and $8.8 million of restructuring charges. Special charges for the year ended December 31, 2000 of $4.8 million include $2.9 million of asset impairment charges, and $1.9 million of restructuring charges.

        Asset Impairment Charges. During the year ended December 31, 2001, the Company further restructured its operations to reduce operating expenses. As part of the restructuring, the Company closed or planned to close excess facilities in Atlanta, Georgia; Chicago, Illinois; Foster City, California; Irving, Texas; New York, New York; Park Ridge, New Jersey; Raleigh, North Carolina; Richmond, UK; Salt Lake City, Utah; and San Francisco, California. The Company had $7.7 million in computer equipment, leasehold improvements, furniture and fixtures, and other assets in these offices that it determined had no future value to the Company. The Company also recorded an impairment charge on its fixed assets of $2.4 million to state them at their estimated fair market value at December 31, 2001. Accordingly, the Company recorded asset impairment charges of $10.1 million during the year ended December 31, 2001.

        During the year ended December 31, 2000, the Company restructured its operations to reduce operating expenses. As part of the restructuring, the Company closed excess facilities in Chicago, Illinois; Dallas, Texas; Salt Lake City, Utah; and San Francisco, California during November and December of 2000. The Company had $2.9 million in computer equipment, leasehold improvements, furniture and fixtures, and other assets in these offices that it determined had no future value to the Company. Accordingly, the Company recorded asset impairment charges of $2.9 million during the year ended December 31, 2000.

        Restructuring Charges. During the year ended December 31, 2001, the Company incurred restructuring charges of $8.8 million as part of its plans to improve operating results by reducing headcount, by closing duplicative Company facilities in Atlanta, Georgia; Chicago, Illinois; Foster City, California; Irving, Texas; New York, New York; Park Ridge, New Jersey; Raleigh, North Carolina; Richmond, UK; Salt Lake City, Utah; and San Francisco, California; and by implementing other measures. The restructuring charges were comprised of $873,000 for a headcount reduction of 173 staff, and $7.9 million for facilities related costs including penalties associated with the terminating leases and future lease payments.

        During the year ended December 31, 2000, the Company incurred restructuring charges of $1.9 million as part of a plan to improve its operating results by reducing headcount, by closing duplicative Company facilities in Chicago, Illinois; Dallas, Texas; Salt Lake City, Utah; and San

Francisco, California, and by implementing other measures. The restructuring charge was comprised of $1.1 million for a headcount reduction of 159 staff, and $861,000 for facilities related costs including penalties associated with terminating leases and future lease payments.

        The Company determined its restructuring charges in accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") and Staff Accounting Bulletin No. 100 ("SAB 100"). EITF 94-3 and SAB 100 require that the Company commit to an exit plan before it accrues employee termination costs and exit costs.

        Restructuring reserves are included in accrued liabilities at December 31, 2001. Detail of the restructuring charges as of and for the year ended December 31, 2001 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2000	New Charges	Adjustments	Utilized	Balance at December 31, 2001
Employee related	$141	$873	$–	$(908)	$106
Facilities related	321	6,632	1,289	(2,721)	5,521

	$462	$7,505	$1,289	$(3,629)	$5,627

Balance Sheet Components:	Balance at December 31, 2000	New Charges	Adjustments	Utilized	Balance at December 31, 2001
Accrued liabilities	$321	$7,489	$1,289	$(3,472)	$5,627
Accounts payable	141	16	–	(157)	–

	$462	$7,505	$1,289	$(3,629)	$5,627

        The Company has estimated future sublease income which reduces future facility related charges, including lease obligations. The Company considered current market conditions including current lease rates in the respective geographic regions, vacancy rates, and costs associated with subleasing when estimating future sublease income. Variances between expected and actual sublease income may result in restructuring charge adjustments in future periods.

21.  Subsequent Events

        In February 2002, the Company entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC ("Fusion Capital"), in connection with a private equity line financing transaction pursuant to which the Company shall offer and sell to Fusion Capital up to $10,000,000 of the Company's common stock, $0.001 par value ("Common Stock"), over a period of up to 40 months. As a condition to Fusion Capital's obligation to make purchases under the Purchase Agreement, the Common Stock to be offered and sold to Fusion Capital must be registered in an effective registration statement with the Securities and Exchange Commission. Once the registration statement is effective, the Company may make draws under the equity line. The Company can elect to draw up to $250,000 per month so long as its stock price exceeds $0.25 (below which it may not make draws).

Schedule II

TENFOLD CORPORATION
Valuation and Qualifying Accounts
For the Years Ended December 31, 2001, 2000, and 1999
(in thousands)

Allowances for Doubtful Accounts (Billed and Unbilled)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 1999	$500	$763	$(538	)*	$725

Year ended December 31, 2000	$725	$12,722	$(3,160	)*	$10,287

Year ended December 31, 2001	$10,287	$(76)	$(7,936	)*	$2,275

*
Represents write-offs of accounts receivable

Allowances for Doubtful Stockholder Notes Receivable (Principal and Interest)	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 1999	–	–	–	–

Year ended December 31, 2000	–	$2,782	–	$2,782

Year ended December 31, 2001	$2,782	–	$(1,014)	$1,768

Deferred Tax Valuation Accounts	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 1999	$701	$659	$(277)	$1,083

Year ended December 31, 2000	$1,083	$41,540	$–	$42,623

Year ended December 31, 2001	$42,623	$(689)	$–	$41,934

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2002.

Dated:	April 15, 2002	By:	/s/ JONATHAN E. JOHNSON III Jonathan E. Johnson III Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	April 15, 2002	/s/ NANCY M. HARVEY Nancy M. Harvey, President, Chief Executive Officer and Director (Principal Executive Officer)
Dated:	April 15, 2002	/s/ JONATHAN E. JOHNSON III Jonathan E. Johnson III Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated:	April 15, 2002	/s/ WYNN K. CLAYTON Wynn K. Clayton Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
Dated:	April 15, 2002	/s/ JEFFREY L. WALKER Jeffrey L. Walker, Chairman of the Board of Directors, Executive Vice President, and Chief Technology Officer
Dated:	April 15, 2002	/s/ ROBERT W. FELTON Robert W. Felton Director
Dated:	April 15, 2002	/s/ RALPH W. HARDY, JR. Ralph W. Hardy, Jr. Director
Dated:	April 15, 2002	/s/ KAY R. WHITMORE Kay R. Whitmore Director

TENFOLD CORPORATION
EXHIBIT INDEX

Number	Description
10.7	1999 Stock Plan, as amended.
10.8	1999 Employee Stock Purchase Plan, as amended.
10.20	Amendment to Employment Agreement between TenFold Corporation and Nancy M. Harvey.
10.25	Amendment to Employment Agreement between TenFold Corporation and Michelle Moratti.
10.26	Retention Bonus Letter Agreement between TenFold Corporation and Wynn Clayton.
10.27	Employment Agreement between TenFold Corporation and Jonathan E. Johnson III.
10.28	Separation Agreement between TenFold Corporation and Sameer Shalaby.
10.31	Termination and Settlement Agreement, dated October 18, 2001, among TenFold Corporation, Argenesis Corporation, and Linedata Services.
10.32	First Amendment to Commercial Lease at 180 West Election Road, Draper, UT 84020, dated December 12, 2001, between TenFold Corporation and CarrAmerica Realty, L.P.
10.33	Purchase Agreement for property located at 171 and 181 San Carlos Drive, San Rafael County, CA, between TenFold Corporation and San Francisco Development.
10.34	Restructuring Agreement and Amended and Restated Master Lease Agreement, effective January 1, 2002, among TenFold Corporation, Bank One, NA, and Banc One Leasing Corporation.
11*	Computation of Shares used in Computing Basic and Diluted Net Income (Loss) Per Share.
21	List of subsidiaries.
23.1	Consent of KPMG LLP.

        * Incorporated by reference to "Notes to Consolidated Financial Statements" herein