Form 10-Q
period 2002-03-31
TENFOLD CORP /UT
filed 2002-05-15
CIK 1051118

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-25661

TenFold Corporation
(Exact name of registrant as specified in its charter)

Delaware	83-0302610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

698 West 10000 South
South Jordan, Utah 84095
(Address of principal executive offices, including zip code)

(801) 495-1010
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of April 1, 2002, there were 37,283,580 shares of the registrant's Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as "expects," "intends," "anticipates," "should," "believes," "will," "plans," "estimates," "may," variations of such words and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include: ability to generate sufficient cash flow or secure additional sources of financing; collectibility of project payments; future customer revenue; increased employee and consultant costs due to project delays; ability to achieve cost reductions; the possibility of future customer or other complaints; shareholder complaints concerning alleged violation of securities laws, and possible de-listing of our stock from Nasdaq; reduced comprehensive errors and omissions insurance coverage; attraction, training and retention of employees and key management; variability of quarterly operating results; dependence on a small number of customers; customer's fulfillment of various responsibilities; completion of one remaining fixed-time, fixed-price contract; risks associated with the functionality and timing of new product releases; longer than expected sales cycles; ability to accurately estimate resources required for new and existing projects; changes in industry accounting guidance; competitive factors; the mix of revenues derived from license sales as compared to services; protection of intellectual property; and entering into, maintaining and ending strategic partnerships. Such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by TenFold Corporation with the Securities and Exchange Commission, including but not limited to, the most recent reports on Forms 10-Q and 10-K. Some of these factors are described under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and Market Price of Stock."

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TENFOLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$5,680	$10,969
Accounts receivable, (net of allowances for doubtful accounts of $433 and $955, respectively)	1,438	1,828
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $1,320, respectively)	—	8
Prepaid expenses and other assets	437	579
Income taxes receivable	14	48
Assets held for sale	—	1,956
Other assets, (net of allowances of $153 and $182, respectively)	399	1,216

Total current assets	7,968	16,604
Restricted cash	5,930	6,082
Property and equipment, net	3,737	4,357
Due from stockholders, (net of allowances of $400 and $800, respectively)	—	—
Other assets	358	433

Total assets	$17,993	$27,476

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,943	$1,506
Income taxes payable	1,768	2,307
Accrued liabilities	10,771	13,072
Deferred revenue	22,216	23,564
Current installments of obligations under capital leases	3,227	2,770
Current installments of notes payable	1,817	6,154
Other current liabilities	1,098	1,569

Total current liabilities	42,840	50,942

Long-term liabilities:
Obligations under capital leases, excluding current installments	1,022	1,809
Notes payable, excluding current installments	2,018	—
Other long-term liabilities	41	69

Total long-term liabilities	3,081	1,878

Contingencies (Note 8)
Stockholders' deficit:
Common stock, $0.001 par value:
Authorized: 120,000,000 shares
Issued and outstanding shares: 37,283,580 shares at March 31, 2002 and 36,812,462 shares at December 31, 2001	37	37
Additional paid-in capital	66,146	66,112
Notes receivable from stockholders, (net of allowances of $609 and $786, respectively)	(284)	(377)
Deferred compensation	(405)	(579)
Accumulated deficit	(92,980)	(89,938)
Accumulated other comprehensive loss	(442)	(599)

Total stockholders' deficit	(27,928)	(25,344)

Total liabilities and stockholders' deficit	$17,993	$27,476

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
License	$725	$2,981
Subscription	2,603	—
Services and other	2,247	9,113

Total revenues	5,575	12,094

Operating expenses:
Cost of revenues (exclusive of non-cash compensation of $30 and $64, respectively)	3,713	10,049
Sales and marketing (exclusive of non-cash compensation of $2 and $44, respectively)	524	2,846
Research and development (exclusive of non-cash compensation of $27 and $55, respectively)	1,868	4,451
General and administrative (exclusive of non-cash compensation of $5 and $12, respectively)	2,868	4,253
Amortization of goodwill and acquired intangibles	—	962
Amortization of deferred compensation	64	175
Special charges	24	5,729

Total operating expenses	9,061	28,465

Loss from operations	(3,486)	(16,371)

Other income (expense):
Interest income	92	234
Interest expense	(228)	(251)
Other income	72	199
Gain on sale of The LongView Group, Inc.	—	13,363

Total other income (expense), net	(64)	13,545

Loss before income taxes	(3,550)	(2,826)
Provision (benefit) for income taxes	(508)	2,372

Net loss	$(3,042)	$(5,198)

Basic and diluted loss per common share	$(0.08)	$(0.15)

Weighted average common and common equivalent shares used to calculate basic and diluted loss per share	36,998	35,404

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,042)	$(5,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax provision (benefit)	—	488
Amortization of goodwill and acquired intangibles	—	962
Depreciation and amortization	791	1,833
Impaired assets charge	24	3,038
Provision for bad debts	(639)	240
Amortization of deferred compensation	64	175
Compensation expense related to stock options	—	43
Gain on sale of The LongView Group, Inc.	—	(13,363)
Changes in operating assets and liabilities:
Accounts receivable	912	(2,227)
Unbilled accounts receivable	8	(151)
Prepaid expenses and other assets	619	(143)
Accounts payable	402	(2,883)
Income taxes payable	(505)	1,566
Accrued liabilities	(2,064)	2,106
Deferred revenues	(1,184)	(401)
Other liabilities	(474)	809

Net cash used in operating activities	(5,088)	(13,106)

Cash flows from investing activities:
Proceeds from sale of property and equipment	2,382	—
Additions to property and equipment	—	(215)
Additions (decreases) to restricted cash	152	(6,400)
Net proceeds from sale of The LongView Group, Inc.	—	28,115

Net cash provided by investing activities	2,534	21,500

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	11	458
Proceeds from common stock issuance	251	—
Exercise of common stock options	1	43
Repurchase of common stock	(120)	—
Principal payments on notes payable	(2,319)	(1,008)
Payments of notes receivable from stockholders	213	127
Principal payments on obligations under capital leases	(330)	(855)

Net cash used in financing activities	(2,293)	(1,235)

Effect of exchange rate changes	(442)	(219)

Net (decrease) increase in cash and cash equivalents	(5,289)	6,940
Cash and cash equivalents at beginning of period	10,969	13,854

Cash and cash equivalents at end of period	$5,680	$20,794

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$20	$1
Cash paid for interest	$197	$259

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

        The accompanying unaudited Condensed Consolidated Financial Statements included herein have been prepared by TenFold Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the prior years' financial statements to conform to the current period's presentation. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2002.

        This report should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 2001 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including for example, estimated project costs and profitability and accounts receivable allowances. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

        The Company's financial statements have been prepared under the assumption that the Company will continue as a going concern. The independent auditors' report on our December 31, 2001 financial statements, prepared by KPMG LLP, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern. The Company has been operationally cash flow negative for the years ended December 31, 2001 and 2000, and the three months ended March 31, 2002. This ongoing negative cash flow has continued to place a burden on the Company to obtain cash infusions beyond those generated from normal operations. The Company continues to seek additional sources of financing such as new sales to existing and new customers, asset sales or equity financing, to sustain its operations. There can be no assurance that the Company will be successful in its efforts to generate sufficient cash flow to continue operations in the near term.

2. Revenue Recognition

        The Company derives revenues from license fees, subscription fees, applications development and implementation services, support, and training services. License revenues consist of fees for licensing the Universal Application as a tool, and license fees for the applications that the Company owns and resells. Subscription revenue consists of fees for licensing the Universal Application, licensing new product releases of TenFold's ComponentWare, providing related time-and-material consulting, training, and support services during a subscription period. Service revenues consist of fees for applications development and implementation, support and training.

        The Company follows the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, and Statement of Position ("SOP") 81-1, Accounting for Performance of Construction—Type and Certain Production—Type Contracts, in recognizing revenue under each of its contracts.

        The Company generally enters into contracts that involve multiple elements, such as software products, enhancements, post-contract customer support, training, and time-and-material services. The Company allocates a portion of the contract fee to each undelivered element based on the relative fair values of the elements and allocates the fee for delivered software products using the residual method.

        For service revenue accounted for under SOP 81-1, the Company generally estimates a profit range and recognizes revenue as costs are incurred. The Company adjusts the estimates as work progresses under the contract and the Company gains experience.

        For certain contracts including a subscription to future software products when and if they become available, the Company recognizes the fees for the software products ratably over the subscription term beginning with delivery of the first software product. For contracts that include a service element for which the fair value is undeterminable, and the contract includes a subscription to new product releases on a "when and if available basis," the Company recognizes the entire contract fee ratably over the subscription period as subscription revenue.

        The Company's deferred revenue balance generally results from contractual commitments made by customers to pay amounts to the Company in advance of revenues earned. The Company's unbilled accounts receivable represents revenue that the Company has earned but which the Company has not yet billed.

3. Earnings (Loss) Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

	Three Months Ended March 31,
	2002	2001
Numerator:
Numerator for basic loss per share—net loss available to common stockholders	$(3,042)	$(5,198)

Numerator for diluted loss per share	$(3,042)	$(5,198)

Denominator:
Denominator for basic loss per share—weighted average shares	36,998	35,404

Employee stock options	—	—

Denominator for diluted loss per share	36,998	35,404

Loss per common share:
Basic and diluted loss per common share	$(0.08)	$(0.15)

        Employee stock options of 14,520,809 and 16,252,776 outstanding during the three months ended March 31, 2002 and 2001, respectively, that have a weighted average exercise price of $4.63 and $10.45 per share, respectively, and that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

4. Restricted Cash

        Restricted cash relates to $3.8 million held as collateral for the Company's letter of credit obligations used to secure leases on office space in Chicago, Illinois, Dallas, Texas, and San Francisco, California; $2.0 million held in escrow to secure a lease on office space in South Jordan, Utah; and $100,000 held in a deposit account related to an employment agreement.

5. Comprehensive Income (Loss)

        The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive loss for the three months ended March 31, 2002 and 2001, ignoring the insignificant impact of taxes on foreign currency translation, were as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net loss	$(3,042)	$(5,198)
Foreign currency translation	157	192

Comprehensive loss	$(2,885)	$(5,006)

6. Income Taxes

        The benefit for income taxes for the three months ended March 31, 2002 relates primarily to reversing accrued Federal alternative minimum taxes from 2001 due to recently enacted tax legislation. The provision for income taxes for the three months ended March 31, 2001 relates primarily to income taxes on the gain from the sale of The LongView Group, Inc. and foreign taxes. No tax benefit was recorded during the quarter for the Company's net operating losses.

        The valuation allowance as of March 31, 2002 was recorded in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of deferred tax assets.

7. Commitments

        The Company has commitments under long-term operating leases, principally for office space and computer equipment. Future minimum lease payments under non-cancelable operating lease obligations, in excess of one year and excluding obligations accrued as part of restructurings, at March 31, 2002 are as follows (in thousands):

Year	Amount
Q2-4 2002	$1,832
2003	2,813
2004	2,951
2005	3,041
2006	3,120
Thereafter	16,434

Total minimum lease commitments	$30,191

        In 2000, the Company entered into a 10-year lease for 102,569 square feet of office space in South Jordan, Utah. The lease commenced in March 2002. This lease will be an operating lease. In April 2002, the Company negotiated with the developer to extend the term of the lease to eleven years and to reduce its monthly payment obligations. As of the date of this filing, the Company is pursuing options to reduce this lease commitment further, including the sublease of a significant portion of this space.

        Operating lease obligations for properties that have been restructured are included in accrued liabilities in the Consolidated Balance Sheet at March 31, 2002. See Note 9 for more information.

        During the three months ended March 31, 2002, the Company replaced earlier stand-by letters of credit issued as security for the Company's Chicago, Illinois and San Francisco, California office leases with letters of credit for $3.5 million terminating on June 30, 2008 from a new lender. The Company has other stand-by letters of credit totaling $165,000 which will terminate by December 31, 2003. These letters of credit have not been drawn upon at March 31, 2002.

8. Legal Proceedings and Contingencies

Resolved Disputes

        Since December 31, 2001, the Company has settled two customer disputes and a dispute with Perot Systems. In none of these settlement agreements did any party admit liability.

  Crawford

        On December 14, 2000, Crawford & Company ("Crawford") sent a letter alleging breach under the terms of the Company's Master Software License and Services Agreement with Crawford. On March 8, 2002, the Company and Crawford entered a Confidential Settlement Agreement and Release that settled and resolved all claims between the two companies. The Company's errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sums above the self-insurance retention the Company paid to cover legal defense costs.

  Cedars-Sinai Medical Center

        On November 14, 2001, Cedars-Sinai Medical Center ("Cedars-Sinai"), a formerly disclosed unnamed customer, sent a letter alleging breach under the parties' contract. On April 30, 2002, the Company and Cedars-Sinai entered into a number of agreements, including a Settlement Agreement, which provide the basis to resolve the dispute between the parties and beneficially restructure the relationship between the parties. The Settlement Agreement provides for a three-phased release of Cedars-Sinai's alleged claims against the Company, a release of the Company's potential claims against Cedars-Sinai and a restructuring of the parties' business arrangement. As part of the resolution, Cedars-Sinai will assume the obligations of completing the Patient Care Expert ("PCX") application facilitated in part by the transfer of employees from the Company to Cedars-Sinai. The Company will continue to provide Universal Application license rights and support to Cedars-Sinai. Under the agreements, the Company will also provide certain Universal Application training to Perot Systems Corporation ("Perot"), an interested party to the original transaction, and a continuing participant in the restructured venture. As part of the arrangement, the Company also granted a subsidiary of Cedars-Sinai a license to resell the Universal Application in connection with their selling the PCX application in the hospital and healthcare provider market globally. Should the Company fail to meet certain obligations, Cedars-Sinai may reassert certain claims against the Company. Should Cedars-Sinai fail to meet certain obligations, the Company may reassert certain claims against Cedars-Sinai. If Cedars-Sinai were to reassert its claims, an unfavorable outcome of the matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

  Perot Systems

        On November 19, 2001, the Company received a demand for arbitration from Perot Systems Corporation ("Perot") alleging that the Company had materially breached its prior agreements with Perot relating to the termination of certain other agreements with Perot. On April 30, 2002, the Company and Perot entered into a number of agreements, including a Compromise and Settlement Agreement, resolving the dispute between the parties and beneficially restructuring the relationship between the parties. As part of the resolution, Perot agreed to withdraw the demand for arbitration without prejudice and the Company provided Perot with a limited license to the Universal Application and agreed to provide Perot with certain Universal Application training. Perot also agreed to issue a general release to the Company, which would include the arbitration claim, when the Company has provided the Universal Application training to Perot and met other conditions precedent relating to the Cedars-Sinai project noted above. If the Company fails to meet certain obligations, Perot may reinstate its demand for arbitration. If the Perot fails to meet certain obligations, the Company may seek damages. If Perot were to reinstate its demand for arbitration, an unfavorable outcome of the matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

Unresolved Customer Dispute

        The Company has one unresolved customer dispute.

  SkyTel

        In March 2001, SkyTel Communications, Inc. ("SkyTel") orally informed the Company of its intent to terminate the Master Software License and Services Agreement between SkyTel and the Company (the "SkyTel Agreement"). On May 15, 2001, SkyTel sent the Company a letter purporting to terminate the SkyTel Agreement based on the Company's alleged material breach of the SkyTel Agreement. SkyTel's letter also demands a refund of approximately $11 million paid by SkyTel. On September 24, 2001, SkyTel filed a complaint against the Company in the First Circuit Court of the First Judicial District of Hinds County, Mississippi. SkyTel seeks monetary damages of at least $17.5 million, plus other damages it may prove at trial, together with pre- and post-judgment interest, attorneys' fees and expenses and costs. On November 13, 2001, the Company filed an answer denying the material allegations of the complaint. The Company also filed a counterclaim for unpaid fees and SkyTel's disclosure of confidential information. The Company's counterclaim seeks damages of at least $7 million and punitive damages of at least $10 million. The parties have currently stayed discovery. Some of this claim may be covered by the supplemental extended reporting period policy the Company maintains on one of its prior errors and omissions liability policies. The total contract value involved in this customer dispute is approximately $17.6 million, of which $11.4 million has been received by the Company to date. An unfavorable outcome of this matter may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity. For the three months ended March 31, 2002, the Company recognized no revenue from the SkyTel Agreement and recognized $263,000 from SkyTel during the same period in 2001.

Summary and Insurance

        As a result of the legal proceedings and contingencies noted above, the Company has provided an allowance for doubtful accounts of $296,000 related to billed accounts receivable, and has accrued liabilities of $2.7 million related to fees collected to date.

        The Company maintained errors and omissions and umbrella liability insurance coverage to protect itself in the event of claims for damages related to the performance of computer-related services or the failure to perform computer-related services that occurred after March 1, 1998, but prior to March 1, 2001. The Company does not believe that the dispute with SkyTel will be covered by the Company's original errors and omissions and umbrella liability insurance coverage. However, the Company also maintains a $2 million supplemental extended reporting period policy on one of the Company's prior errors and omissions liability policies. The Company believes that this supplementary extended reporting insurance policy may cover some of the types of alleged damages (but not unpaid or unbilled accounts receivable) claimed in the SkyTel dispute noted above, to the extent that they occurred during the policy periods. The Company also believes that this supplementary extended reporting insurance policy may cover the costs of legal defense of the SkyTel dispute, subject to the policies' total limit, and any stated reservation of rights by the carrier regarding conditions or findings that might exclude coverage for a particular matter. The Company has reserved against certain of the billed accounts receivable related to the disputed amounts for which a loss is considered probable and estimable. An unfavorable outcome of any of these matters may have a material adverse impact on the Company's business, results of operations, financial position, or liquidity.

        On March 1, 2001, the Company secured an industry-standard, errors and omissions policy that covers claims made after March 1, 2001. The Company renewed this policy on March 1, 2002. The Company's new policy excludes contractual related disputes such as cost and time guarantees, and only covers software errors or omissions that occur after the delivery of software. The Company believes this policy provides adequate coverage for potential damages related to errors and omissions in the Company's delivered software.

Stockholder Matters

        On or after August 12, 2000, six complaints were filed in the United States District Court of Utah alleging that the Company and certain of the Company's officers violated certain federal securities laws. All six complaints were virtually identical and allege that 1) the Company improperly recognized revenues on some of the Company's projects; 2) the Company failed to maintain sufficient accounting reserves to cover the risk of contract disputes or cancellations; 3) the Company issued falsely optimistic statements that did not disclose these accounting issues; and 4) TenFold insiders sold stock in early calendar year 2000 while knowing about these issues. On the Company's motion, the court consolidated the six complaints into one class action complaint. On May 1, 2001, the plaintiffs filed an amended consolidated complaint. The Company filed a motion to dismiss the amended complaint on June 19, 2001. On March 19, 2002, the court granted the Company's motion to dismiss the amended complaint, but allowed the plaintiffs leave to make a motion to amend their complaint. The Company has stipulated with the plaintiffs that they have until May 20, 2002 to file such a motion.

        On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants the Company, certain of its officers and directors, and certain underwriters of the Company's initial public offering. An amended complaint was filed on April 24, 2002, which alleges, among other things, that the underwriters of the Company's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement and by engaging in manipulative practices to artificially inflate the price of the Company's stock in the after-market subsequent to the initial public offering. The Company defendants are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The Company intends to defend this action vigorously and expects that the costs of defense and/or resolution will be covered by insurance. Although no assurance can be given that this matter will be resolved in the Company's favor, the Company believes that the resolution of this lawsuit will not have a material adverse effect on the Company's financial position, results of operations or cash flows. If this matter is not covered by insurance and if there is an unfavorable outcome, there may be a material adverse impact on the Company's business.

SEC Inquiry

        On May 26, 2000, the United States Securities and Exchange Commission ("SEC") issued a Formal Order Directing Private Investigation. The Order contained no specific factual allegations. Since February 2001, the SEC has taken testimony from several of the Company's independent auditors and current and former customers, executives and staff.

        On March 20, 2002, the Company and five of its current and former officers and employees received notices from the SEC's Denver regional office indicating that the staff intends to recommend that the SEC commence fraud and non-fraud (books and records) enforcement proceedings against the Company and these individuals. The SEC's potential remedies under such enforcement proceedings include various forms of injunctive relief, monetary penalties, and orders barring individuals from future employment in public companies. It is too early in the inquiry to say which of these remedies, if any, the SEC might seek against the Company and the individuals. Management and outside legal counsel believe that the Company has meritorious defenses to any allegations that the SEC might make and intends to continue to cooperate fully with the SEC. At this time, the Company's outside legal counsel is not able to provide an opinion on the probable outcome of the inquiry. Although no assurance can be given that this matter will be resolved in the Company's favor, the Company believes that the resolution of this lawsuit will not have a material adverse effect on the Company's business. However, protracted legal proceedings or an unfavorable outcome of this matter may have a material adverse impact on the Company's business.

9. Special Charges

        The Company incurred $24,000 of asset impairment charges during the three months ended March 31, 2002. Special charges for the three months ended March 31, 2001 include a $3.0 million asset impairment charge, and a $2.7 million restructuring charge.

        Restructuring reserves are included in accrued liabilities at March 31, 2002. Detail of the restructuring charges as of and for the three months ended March 31, 2002 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2001	New Charges	Adjustments	Utilized	Balance at March 31, 2002
Employee related	$106	$—	$—	$(106)	$—
Facilities related	5,521	—	—	(920)	4,601

	$5,627	$—	$—	$(1,026)	$4,601

        Asset Impairment Charge.    During the three months ended March 31, 2002, the Company identified $24,000 of fixed assets that had no future value to the Company and are no longer in active use, and accordingly recorded an asset impairment charge of $24,000 for the three months ended March 31, 2002. During the three months ended March 31, 2001, the Company restructured operations to reduce operating expenses, including closing several facilities, and recorded a related asset impairment charge of $3.0 million for leasehold improvements, computer equipment, furniture and fixtures, and other assets that it determined had no future value to the Company and were no longer in active use.

        First Quarter 2001 Restructuring Charge.    During the three months ended March 31, 2001, the Company incurred a restructuring charge of $2.7 million as part of its efforts to reduce operating expenses.

10. Operating Segments

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

        Revenues from operations outside of North America were approximately 34 percent of total revenues for the three months ended March 31, 2002 as compared to 24 percent of total revenues for the same period in the prior year. The Company's long-lived assets continue to be deployed predominantly in the United States.

        Three customers accounted for 55 percent, 17 percent, and 11 percent of the Company's total revenues for the three months ended March 31, 2002, compared to three customers accounting for 12 percent, 12 percent, and 11 percent of the Company's total revenues for the same period in 2001. No other single customer accounted for more than 10 percent of the Company's total revenues for the three months ended March 31, 2002 or the same period in 2001.

11. Acquisition and Disposition

        On October 7, 1999, the Company purchased the entire equity interest of Barclays California Corporation in its wholly owned subsidiary, The LongView Group, Inc. ("LongView"). On March 15, 2001, the Company sold LongView for $29.0 million to Linedata Services. Accordingly, the operations of LongView have been included in the accompanying consolidated statements of operations for the Company from the acquisition through March 15, 2001. The acquisition was accounted for using the purchase method of accounting.

        The gain recognized on the sale of LongView is summarized as follows (in thousands):

		Amount
Total purchase price		$29,000
Less costs associated with sale		(885)

Net proceeds from sale		28,115
Net book value of subsidiary
Current assets	$(1,455)
Long-term assets	(19,042)
Current liabilities	5,745
Long-term liabilities	—

		(14,752)

Initial gain on sale (as of March 31, 2001)		$13,363

Proceeds for accounts receivable collection, less additional expenses		177
Agreement to release escrowed funds to Linedata		(1,179)

Cumulative gain on sale (as of Sept. 30, 2001)		$12,361

12. Fusion Capital Transaction

        In February 2002, the Company entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC ("Fusion Capital"), in connection with a private equity line financing transaction pursuant to which the company will offer and sell to Fusion Capital up to $10,000,000 of our Common Stock, over a period of up to 40 months. As a condition to Fusion Capital's obligation to make purchases under the Purchase Agreement, the Common Stock to be offered and sold to Fusion Capital must be registered in an effective registration statement with the Securities and Exchange Commission. Once the registration statement is effective, the Company may make draws under the equity line, and can elect to draw up to $250,000 per month so long as the Company's stock price exceeds $0.25. However, the Company has not yet filed the registration statement, which the Purchase Agreement required to be filed by March 29, 2002. Consequently, Fusion Capital may elect to cancel the Purchase Agreement. Through March 31, 2002, the Company has incurred expenses of $282,000 in connection with the Fusion Capital private equity line.

13. Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company adopted the provisions of SFAS No. 141 immediately, and SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 141 and 142 did not have a material effect on the Company's business, results of operations, financial position, or liquidity.

        In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's business, results of operations, financial position, or liquidity.

        In November 2001, the FASB issued an announcement, Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred. The announcement requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, the Company netted reimbursements received for out of pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. The announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for the prior year are to be reclassified to comply with the guidance in the announcement. The Company adopted this announcement on January 1, 2002. The adoption of this announcement resulted in increased revenues and expenses by the same amount in each period of $144,000 and $827,000 for the three months ended March 31, 2002 and 2001, respectively.

        In July 2001, the FASB reached final consensus on EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products ("EITF 00-25"). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as a reduction to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, Accounting for a Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products ("EITF 01-09"). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. In accordance with the transition guidance in EITF 00-25, adoption will require reclassification of financial statements for prior periods presented for comparative purposes. The Company adopted EITF 00-25 and EITF 01-09 on January 1, 2002. The adoption of EITF 00-25 and EITF 01-09 did not have a material effect on the Company's business, results of operations, financial position, or liquidity.

        In June 2001, the FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt the provisions of SFAS No. 143 on January 1, 2003. The Company is currently evaluating this statement but does not expect that it will have a material effect on the Company's business, results of operations, financial position, or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

        TenFold is the provider of the Universal Application™, a software applications platform that accelerates development and deployment and reduces costs of maintaining complex enterprise applications. The Universal Application automates most of what applications programmers typically do, and thereby enables small teams of predominantly non-technical business users to design, build, test, deploy, and maintain complex, transaction-and database-intensive applications, with limited demand on scarce IT resources.

        We believe that the Universal Application platform makes building complex, replacement and internet-ready applications three to ten times cheaper, easier, and faster than traditional application development methodologies. TenFold customers have proven that primarily non-technical business people can use the Universal Application to build better applications faster and cheaper than traditional approaches due to the business people's detailed understanding of their business requirements. Consequently, our business model focuses on providing the Universal Application, and our assistance through time-and-materials consulting and training, to customers who use their own business teams and our systems implementation partners to build applications.

        During 2001, we began discussions to establish relationships with value added resellers ("VAR"), systems integrators, software distributors, application service providers and others. We believe that such relationships will accelerate and broaden market distribution of Universal Application for us at a significantly lower cost and greater speed than we could achieve on our own. In April 2002, we entered into a strategic alliance, with a global systems integrator, Sapient Corporation. In May 2002, we entered into a second strategic alliance, with Perot Systems Corporation focused around accelerated penetration of the healthcare industry.

        While there are many companies supplying applications development tools, we believe there is no other applications platform supplier with technology capable of addressing the scale and robustness required by the complex applications that we and our customers have built using Universal Application.

        The Universal Application platform has been in development more than 9 years, contains more than 2.5 million lines of C and C++ code, and is protected by three issued U.S. patents. Universal Application makes programming in C, C++, Java, HTML, SQL or other programming languages or doing other programming-like tasks such as designing screens and writing requirements documents unnecessary.

        We have completed applications products now in production in the communications, energy, financial services, healthcare and insurance industries. We have begun discussions to establish VAR and other distribution agreements with applications companies that may take ownership of specific vertical market applications product intellectual property, and will provide direct support, maintenance and marketing of specific vertical market applications products. In February 2002, we entered into our first VAR agreement with 3Genesis through which 3Genesis will resell a Universal Application-based communications industry application worldwide. In April 2002, we entered into a second VAR agreement with PCX Systems, LLC ("PCX Systems"), a subsidiary of Cedars-Sinai Medical Center, through which PCX Systems will resell Universal Application in connection with the sale of the Patient Care Expert application in the hospital and healthcare provider market globally.

        We, however, continue to face significant challenges, including without limitation, the ability to generate or raise sufficient operating capital (see "Liquidity and Capital Resources" below), outstanding litigation and an SEC investigation (see "Legal Proceedings"), and a difficult sales environment.

Industry Challenge

        Organizations worldwide face increasing pressure to install mission critical software applications and replace their legacy enterprise applications as they seek to increase productivity, cut costs, address changing business and competitive demands, and access new technology. Many organizations continue to invest large amounts of money to maintain legacy applications that remain inadequate. These companies still need new or replacement applications, but they face daunting odds of failure because the process for building and integrating complex applications is costly and risky. To obtain new or replacement applications, companies choose between buying a packaged software application or building a custom software application.

        Companies generally turn to independent software vendors, such as Enterprise Resource Planning vendors or vertical software vendors, when looking for packaged applications. In general, packaged applications promise predictable quality and relatively quick implementation, but often do not address specific industry problems, such as patient management or securities lending, and lack the functionality and flexibility that many companies need. This lack of functionality and flexibility can force a company to alter its business processes to the detriment of the company's business mission. In addition, customizing a packaged application can be costly and time-consuming, and makes it difficult to upgrade the packaged application when subsequent standard releases are available.

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

TenFold Technology and Products

        We have demonstrated that our Universal Application platform makes building complex applications three to ten times cheaper, easier, and faster than traditional application development methodologies because the Universal Application automates most of the things that applications programmers typically do. TenFold customers have proven that primarily non-technical business people can use the Universal Application to build better applications than IT consultants or traditional programmers due to the business people's detailed understanding of their business requirements. Consequently, we have focused our business away from building applications for customers and toward providing the Universal Application, and our assistance through time-and-materials consulting and training, to customers who use their own business teams to build applications. The business value of the Universal Application is more than a rapid development technology. The Universal Application is an applications platform that simplifies complex applications development and integration so that non-technical business people can use it to build applications. Customers can get new applications into production with limited demand on scarce IT resources. And, once a new application is in production, the Universal Application provides business people with the agility to modify that application dramatically cheaper, easier, and faster than with traditional technologies.

        The Universal Application platform has been in development more than 9 years, contains more than 2.5 million lines of C and C++ code, and is protected by three issued U.S. patents. With the Universal Application, business people or applications developers with little or no traditional programming skills can build and maintain an application by describing the application's desired data and functionality without needing to program in C, C++, Java, HTML, Structured Query Language ("SQL") or other programming languages and without the need to do other programming-like tasks such as designing screens and writing requirements documents.

        The Universal Application is a tightly integrated development and maintenance environment and a powerful, efficient, scalable rendering engine. This integrated development and maintenance environment includes: business rules definitions; automatic SQL generation; automated user interface generation; Windows and Web-enablement; integrated product testing, report generation, and data analysis. The Universal Application rendering engine provides significant already-built applications functionality, good applications performance and scalability, portability across relational databases, operating systems and networks, and a code-less means for integrating with legacy and third-party applications.

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

        Describing an Application.    ApplicationXpress includes an application, named TenFold Librarian, built using the Universal Application, that applications developers use to describe their application. TenFold Librarian provides fill-in-the-blank interfaces to codelessly describe an application. Non-technical business people or other applications developers describe the database that the application manages, transactions that support each business end-user for each end-user activity, and rules that control transaction behavior. TenFold AutoTest uses patented techniques to simplify and automate functional, performance, scalability and regression testing. TenFold Reporter and TenFoldAnalyzer are each applications that let business people define their own reports and real-time data analysis. These applications development tools store the description of applications objects in a relational database called TenFold Dictionary.

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

  TenFold ComponentWare

        TenFold ComponentWare is a family of pre-written applications components that easily plug into the Universal Application to extend its functionality without programming. For example, PowerBilling provides a robust suite of add-on billing services. PowerAccounting makes it easy for a customer to integrate an application to their general ledger system.

  TenFold Services

        We offer basic and advanced applications development training; Universal Application maintenance training; assistance in building, implementing, and maintaining applications; and customer and technical support.

  Training

        We offer training so that customers can successfully build, implement, operate, maintain, and evolve their applications. TenFold University offers professional certification programs to applications developers, end-users, information technology professionals, and training professionals who need to understand the Universal Application, TenFold ComponentWare, the Universal Application Integrator, and TenFold applications products. Training programs include classroom instruction, detailed courseware, and on-site training. Under certain circumstances, we also provide Universal Application maintenance training, so that strategic customers and partners can learn about the internal workings of the Universal Application by working with TenFold's Development department.

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

  Customer and Technical Support

        We provide customers who are current on support payments with new releases of the Universal Application and on-site support.

Competition

        The competitive landscape for new and legacy-replacement enterprise applications provides these options available to organizations today:

  •
  Status quo;

  •
  Buy a packaged application (with or without modification); and

  •
  Build a new application using internal IT resources or third-party consulting and software integration firms.

  Status quo

        TenFold's largest competitor is "status quo." Organizations continually wrestle with the issue of when to retire legacy applications. In recent years, most organizations chose to invest large amounts of money to fund maintenance of legacy applications, bearing the quirks and inefficiencies of outdated applications that do not meet new business demands. Eventually, the benefits and capabilities of the new application outweigh the cost and time disadvantage of erecting the new system, and corporations replace their systems.

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

  Buy a Packaged Application (with or without modification)

        Many organizations prefer to obtain an off-the-shelf application from Enterprise Resource Planning ("ERP") vendors or vertical packaged software vendors. Organizations license software packages to limit the risks associated with new software development projects. However, packaged applications force corporations to conform their business problems to the packaged solution, often with a poor fit. Organizations can modify a packaged application to solve their business problems, but blended solutions are expensive, slow to implement, and suffer from poor integration. We believe that the Universal Application generally enhances our customers' ERP solutions, rather than competing directly with them.

        Buying packaged applications is not a viable solution for replacing most legacy applications for most customers in most industries, as reasonable-fit packaged applications just don't exist.

  Build New Applications

        When organizations contemplate building their own applications, TenFold competes primarily with "old paradigm" applications servers and development platform vendors. Oracle, IBM, Microsoft, BEA, Computer Associates, and others supply tools to internal IT organizations or to third party consulting firms to build new applications.

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

        Today's emerging technologies include Java, other component-enabling technologies (COM, DCOM, ActiveX,.NET, et cetera), and Java-related technologies intending to make Java viable for complex applications (J2EE, EJB, et cetera). Emerging technologies, all of which rely on programmers, have not changed the time and cost of large applications development at this time. Using such technologies for very large, complex applications development projects is likely to result in continued high failure rates for applications build projects since longer projects and large numbers of programmers on a project increase risk of failure exponentially, according to most industry pundits.

        Consulting and software integration firms, such as Accenture and EDS, who build applications for hire, are not competitors of TenFold, but potential resellers of the Universal Application. We intend to develop reseller agreements with strategic consulting and integration partners, and believe that the Universal Application gives resellers a technological advantage for delivering complex, enterprise applications.

Business History

        We founded TenFold in 1993, and spent the first several years primarily engaged in developing our patented Universal Application technology. In 1996, we began using the Universal Application to develop applications for customers. In 1998, we began reselling vertical applications products that we had developed for our initial customers. In 1999, we completed our initial public offering. In 1999 and early 2000, we signed several large, fixed-price, build-for-hire contracts with customers, hired many new employees, and launched eight subsidiaries. Beginning in 2000, we experienced several difficult quarters and faced significant financial, legal, and operational issues. During 2001, we took steps to address those issues.

        Very strong support from our customers for both TenFold and its Universal Application technology helped management recognize the Universal Application as its core asset and focused TenFold on the unique benefits that customers derived from the Universal Application. Consequently, TenFold shifted its focus to serving customers and becoming a Universal Application software product company. In 2002, we intend to build the business and market foundation for our emergence as a growth technology company by addressing two principal business priorities: continuing to meet customer expectations and, building our Universal Application sales and distribution channels.

Meeting Customer Expectations

        During the quarter ended March 31, 2002, we provided Universal Application technology and supporting services to 17 customers, 12 of whom are currently in production with applications powered by the Universal Application. All 12 of these customers continue to enhance their applications, with 1 customer having 2 separate Universal Application-based applications in production. Of the remaining five customers, one is evaluating the feasibility of replacing the majority of its applications with the Universal Application, two others have completed building their applications and are working to bring those applications in production and the two remaining customers have active build projects underway.

        Our customers are leaders in financial services, insurance, healthcare and other vertical markets. Since we began operations in 1993, we have provided licenses and services to over 50 customers. Our customers include, among others, Abbey National Bank, Allstate Insurance, Barclays Bank, Deutsche Bank, Dresdner Bank, Franklin Templeton, iplan networks, JP Morgan Chase, MedCath, and Vertex.

        In addition, we have successfully piloted one of our new approaches to the market place by using the Universal Application to support rapid prototyping—the building of a tested-and-working, high-functionality prototype quickly and the use of that prototype as a foundation for an extensive build project. We completed the rapid prototyping phase with a new client, Reuter Brooks, and plan to use the prototype as a foundation to build a replacement application to support dispatching and tracking of shipments.

Current Customer Engagements

        Allstate.    Allstate is a prototypical Universal Application business relationship. Our first contract involved an initial application build and implementation project for an Allstate subsidiary during which Allstate's business people developed their own skills at using the Universal Application. Then, Allstate's subsidiary contracted with TenFold to provide Universal Application enhancements and support. With our help, they successfully built a significant and important application, Interlink, in four months and brought it into production for one state within three more months. They continue to enhance Interlink, largely with their own business people. Interlink allows independent insurance agents to quote and issue automobile and homeowners insurance policies over the Internet. Interlink is currently in production in 28 states with new states added almost every month. TenFold continues to provide their team with Universal Application services and support.

        Allstate is now evaluating the Universal Application as a tool for replacing several of its primary-business, legacy applications. In 2001, we entered into a significant new relationship with Allstate's corporate organization. They substantially expanded the original Universal Application license from one subsidiary to the entire corporation. TenFold provides new software products, updates, and support, training, and time-and-materials services to enhance their ability to develop applications using the Universal Application.

        JP Morgan Chase.    We delivered Version 1 of Securities Lending Express during January 2002. We have additional fixed-price, guaranteed contractual commitments to perform. JP Morgan Chase is in parallel production with Version 1 in its European lending business unit. Additionally, JP Morgan Chase recently selected TenFold to build securities lending technology that integrates JP Morgan Chase operations with the Equilend consortium, a consortium intended to provide efficient standards-based processes for automated transactions between borrowers and lenders.

        iplan networks.    iplan went into production in Argentina with the Universal Application-powered Enterprise Relationship Manager (ERM) in September 2001. ERM includes sales management, customer support, incident tracking, and provisioning for the communications industry. We built this application and brought it into production in nine months. Since bringing ERM into production, we have delivered significant performance enhancements and additional functionality including usage allowance functionality, enhancements to summarize usage, functionality to process erred usage, multi-currency support, and inflation indexing.

        Cedars-Sinai Medical Center.    In April 2002, we replaced our original fixed-price contract with a set of agreements under which Cedars-Sinai staff takes over from TenFold and continues to build and implement their application, Patient Care Expert ("PCX"). PCX is a comprehensive suite of healthcare applications including patient management, physician order entry, contract management, and patient accounting. Additionally, Cedars-Sinai will be a reseller of PCX through its he recently formed subsidiary PCX Systems, LLC. TenFold continues to provide Universal Application enhancements, support, and other services to Cedars-Sinai, PCX Systems, and their partner, Perot Systems.

        Abbey National Bank.    Abbey has had their Universal Application-powered WealthManager application in production since January 2001. Consistent with our strategic model, and similar to the client relationships described above, Abbey continues to enhance WealthManager with TenFold providing Universal Application enhancements and support to the Abbey development team.

Applications Product Lines

        We have two applications products with multiple, production customers. These applications are assets that we manage as product lines by investing in new functionality, servicing our customers, and encouraging these customers to adopt the Universal Application as a development platform.

  Revenue Manager: We have several clients using the Universal Application-powered Revenue Manager in production including BGI, Deutsche Bank, and Loomis Sayles. We continue to enhance the functionality of this product and seek direct sales and additional distribution channels for this product.

  CardioTrac™: We launched a joint marketing campaign with the American College of Cardiology ("ACC") during April 2002 to market CardioTrac, a flexible Web-enabled, scalable cardiovascular outcomes application. Our two CardioTrac clients, MedCath and Trinity, continue to use this product successfully to manage their cardiovascular outcomes data.

Sales and Distribution Channels

        We identified building sales and distribution channels as critical to our emergence as a growth technology company. Beginning in the second half of 2001, we began to build momentum for new sales of our Universal Application technology and related products and services.

        We are focusing our direct sales channel on selling small, paid prototype projects with new accounts in the insurance, retail software, and financial services sectors. This resulted in two, paid prototype projects in 2001, neither of which went forward in the adverse economic environment that prevailed in the latter half of 2001. In March 2002, Reuter Brooks, a UK-based courier company, entered into a paid prototyping project to consider using TenFold as its technical partner in building a new messaging and dispatch control system using the Universal Application. In May, 2002, Reuter Brooks expressed its intention to contract with TenFold to build a front-to-back office system that will provide integrated Web booking, customer queries over the Web, customer relationship management for the sales force and support services, management queries, and links to the main accounting system.

        During 2001 we began discussions to establish relationships with VARs, system integrators, software distributors, application service providers and others. We believe that such relationships will accelerate and broaden market distribution of Universal Application for us at a significantly lower cost and greater speed than we could achieve on our own. In April 2002, we entered into a strategic alliance, with a global systems integrator, Sapient Corporation to resell the Universal Application globally. In May 2002, we entered into a second strategic alliance with Perot Systems Corporation focused around accelerated penetration of the healthcare industry.

        We have completed applications products now in production in the communications, energy, financial services, healthcare and insurance industries. We are in discussions to establish VAR and other distribution agreements with applications companies that may take ownership of specific vertical market applications product intellectual property, and will provide direct support, maintenance, and marketing of specific vertical market applications products. In February 2002, we entered our first VAR agreement to resell a Universal Application-based communications industry application worldwide, with 3Genesis. In April 2002, we entered a VAR agreement with PCX Systems, LLC ("PCX Systems"), a subsidiary of Cedars-Sinai Medical Center, to resell the Universal Application in connection with their selling the Patient Care Expert application in the hospital and healthcare provider market globally.

        During the second half of 2001, we began marketing initiatives around the Universal Application, including the rebuilding of our Web site. We built the Web site (www.10Fold.com) using our Universal Application technology with the objective of providing real-time demonstration of the power of the Universal Application and as an easy access point for information on TenFold's technology, customers and business. We continue to update our Web site to provide visitors with a Universal Application experience, including application overviews, real-time product demonstrations, and briefings by our Chief Technology Officer. In addition, during the first quarter of 2002, we launched other focused marketing efforts, including print advertisements in the Wall Street Journal and targeted mailings.

Results of Operations

        We had first quarter 2002 revenues of $5.6 million, an operating loss of $3.5 million, and a net loss of $3.0 million. This compares to revenues of $12.1 million, an operating loss of $16.4 million, and a net loss of $5.2 million for the same period of 2001. The results for the first quarter of 2001 included a gain of $13.4 million on the sale of our subsidiary, The LongView Group, Inc.

        The reduction in operating loss and net loss for the first quarter of 2002 compared to the same period of 2001 results primarily from the significant restructuring actions we took during 2001 to reduce our operating costs.

        The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold's statements of operations to total revenues.

	Three Months ended March 31,
	2002	2001
Revenues:
License	13%	25%
Subscription	47%	—
Services and other	40%	75%

Total revenues	100%	100%
Operating expenses:
Cost of revenues	67%	83%
Sales and marketing	9%	24%
Research and development	34%	37%
General and administrative	52%	35%
Amortization of goodwill and acquired intangibles	—	8%
Amortization of deferred compensation	1%	1%
Special charges	—	47%

Total operating expenses	163%	235%

Loss from operations	(63%)	(135%)
Total other income, net	(1%)	112%

Loss before income taxes	(64%)	(23%)
Provision (benefit) for income taxes	(9%)	20%

Net loss	(55%)	(43%)

  Revenues

        Total revenues decreased $6.5 million, or 54 percent, to $5.6 million for the three months ended March 31, 2002, as compared to $12.1 million for the three months ended March 31, 2001. The decrease in revenues is primarily due to a lower volume of services during the first three months of 2002 as compared to the same period of 2001.

        License revenues decreased $2.3 million, or 76 percent, to $725,000 for the three months ended March 31, 2002 as compared to $3.0 million for the same period in 2001, due primarily to the completion, cancellation or transition of the fixed-price build projects under which the licenses were recognized as costs were incurred on the build projects.

        Subscription revenues were $2.6 million for the three months ended March 31, 2002 as compared to $0 for the same period in 2001. Subscription revenues represent revenue from contracts that include a subscription to new product releases on a "when and if available" basis. We did not have a subscription contract prior to the fourth quarter of 2001.

        Service and other revenues decreased $6.9 million, or 75 percent, to $2.2 million for the three months ended March 31, 2002 as compared to $9.1 million for the same period in 2001. Service and other revenues decreased due to time-and-material revenue from our largest customer being recognized as subscription revenue during the three months ended March 31, 2002, and due to lower overall services during the first three months of 2002 as compared to the same period of 2001.

        Revenues from operations outside of North America were approximately 34 percent of total revenues for the three months ended March 31, 2002 as compared to 24 percent of total revenues for the same period in the prior year.

        Three customers accounted for 55 percent, 17 percent, and 11 percent of our total revenues for the three months ended March 31, 2002, compared to three customers accounting for 12 percent, 12 percent, and 11 percent of our total revenues for the same period in 2001. No other single customer accounted for more than 10 percent of our total revenues for the three months ended March 31, 2002 or the same period in 2001.

        We believe that period to period comparisons between license, subscription and services revenues are not necessarily indicative of future performance given the nature of our product and services offerings and the relative emphasis we apply to these offerings in any given period.

  Operating Expenses

        Cost of Revenues.    Cost of revenues consists primarily of compensation and other related costs of personnel to provide applications development and implementation, support, and training services. Cost of revenues decreased $6.3 million, or 63 percent, to $3.7 million for the three months ended March 31, 2002 compared to $10.0 million for the same period in 2001. The decrease was primarily due to a smaller number of employees working on customer projects, and support and training activities.

        Sales and Marketing.    Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses decreased $2.3 million, or 82 percent, to $524,000 for the three months ended March 31, 2002 as compared to $2.8 million during the same period in 2001. The decrease in sales and marketing expenses was primarily due to having fewer sales and marketing employees in 2002.

        Research and Development.    Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $2.6 million, or 58 percent, to $1.9 million for the three months ended March 31, 2002, as compared to $4.5 million during the same period in 2001. Research and development expenses decreased due primarily to having fewer research and development employees in 2002.

        General and Administrative.    General and administrative expenses consist primarily of allowances for doubtful accounts, the costs of executive management, finance and administrative staff, recruiting, business insurance, and professional fees. General and administrative expenses decreased $1.4 million, or 33 percent, to $2.9 million for the three months ended March 31, 2002 as compared to $4.3 million for the same period in 2001. General and administrative expenses decreased due primarily to having a smaller scale of operations and fewer general and administrative employees in 2002. General and administrative expenses for the three months ended March 31, 2001 were reduced $1.5 million from the reversal of a prior litigation accrual that became unnecessary as a result of the settlement of the related litigation.

        Amortization of Goodwill and Acquired Intangibles.    We recorded amortization expense of goodwill and acquired intangibles of $962,000 for the three months ended March 31, 2001, associated with our prior purchase of LongView. We completed the sale of LongView on March 15, 2001. We no longer have any goodwill or acquired intangibles.

        Amortization of Deferred Compensation.    Deferred compensation, along with the associated amortization, results primarily from the granting of stock options when there is a difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of such grants. Certain grants during 1997, 1998, and 1999 were issued at a price that was less than the deemed fair value at the grant date. We are amortizing these amounts over the vesting periods of the applicable options. During 2001, we made a restricted stock grant that had deferred compensation of $280,000 associated with it that we amortized over the one-year vesting period ended December 31, 2001. We incurred amortization expense of $64,000 for the three months ended March 31, 2002 as compared to $175,000 for the same period in 2001. When employees who were granted these options leave TenFold, we reduce the associated deferred compensation. The decrease in amortization expense in 2002 as compared to 2000 is primarily due to the reduction of our workforce.

        Special Charges.    We incurred $24,000 of asset impairment charges during the three months ended March 31, 2002. Special charges for the three months ended March 31, 2001 include a $3.0 million asset impairment charge, and a $2.7 million restructuring charge.

        Restructuring reserves are included in accrued liabilities at March 31, 2002. Detail of the restructuring charges as of and for the three months ended March 31, 2002 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2001	New Charges	Adjustments	Utilized	Balance at March 31, 2002
Employee related	$106	$—	$—	$(106)	$—
Facilities related	5,521	—	—	(920)	4,601

	$5,627	$—	$—	$(1,026)	$4,601

        Asset Impairment Charge.    During the three months ended March 31, 2002, we identified $24,000 of fixed assets that had no future value to us and are no longer in active use, and accordingly recorded an asset impairment charge of $24,000 for the three months ended March 31, 2002. During the three months ended March 31, 2001, we restructured operations to reduce operating expenses, including closing several facilities, and recorded a related asset impairment charge of $3.0 million for leasehold improvements, computer equipment, furniture and fixtures, and other assets that we determined had no future value to us and were no longer in active use.

        First Quarter 2001 Restructuring Charge.    During the three months ended March 31, 2001, we incurred a restructuring charge of $2.7 million as part of our efforts to reduce operating expenses.

  Total Other Income, net

        Net total other income decreased $13.6 million, to ($64,000) for the three months ended March 31, 2002, compared to $13.5 million for the same period in 2001. Net total other income for the three months ended March 31, 2001 included a gain of approximately $13.4 million that we recognized on the sale of The LongView Group, Inc. to Linedata Services on March 15, 2001. Interest income decreased for the three months ended March 31, 2002 compared to the same period in 2001 due to lower cash and cash equivalent balances. Other income decreased for the three months ended March 31, 2002 compared to the same period in 2001, as we are recognizing less office sublease income in 2002 due to our having included the sublease income in our prior restructuring accruals.

  Provision for Income Taxes

        The benefit for income taxes was $508,000 for the three months ended March 31, 2002 as compared to a provision of $2.4 million for the same period in 2001. The benefit for the three months ended March 31, 2002 relates primarily to recently enacted tax legislation that enabled reversing accrued Federal alternative minimum taxes from 2001. The provision for the three months ended March 31, 2001 is primarily for income taxes on the gain from our sale of The LongView Group, Inc. and foreign taxes.

        At March 31, 2002, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

Critical Accounting Policies

        The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified the "critical accounting policies" below. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

  Revenue Recognition and Project Profitability

        We believe risks relating to revenue recognition include the judgment required to determine fixed-price project completion percentages, project profit or loss projections on fixed-price and time-and-material contracts, and forecasting of fixed-price project end-dates for our one remaining fixed-price project. These estimates include assumptions as to the remaining effort, the number of personnel assigned to the project, and the complexity of tasks to be completed. Changes in these assumptions may result in future adjustments to our financial statements.

        We use completion percentage assumptions to determine if a contract is in a loss position. Variances between management's estimates and actual results may result in larger teams and longer delivery schedules, which impacts the profitability of the project. These variances result in adjustments to our results of operations and financial position due to the change in a project's profit or loss projections. We also use these estimates to determine if the project end-date schedule is within the timeline of the project guarantee. Variances between management's judgment and actual results may result in a significant adjustments having to be made to our results of operations and financial position, including potentially having to refund fees previously paid to us for a project. We are currently in a loss position on our on-going fixed-price contract. At March 31, 2002, we had accrued $994,000 for estimated losses we expect to incur while completing the project.

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

        We continue to review projects each quarter to reassess the status of each project and to verify the related completion percentage and project profit or loss projections. Although we believe that we have made all appropriate adjustments to properly reflect the completion percentage and status of contracts in process at March 31, 2002, we cannot be certain that future adjustments will not be required.

  Litigation Reserves

        We review asserted litigation claims each quarter to determine the likelihood that the claim will result in a loss. Significant management judgment is required to conclude on the likely outcome of outstanding litigation. If a loss is probable on a litigation claim, management estimates the loss and we accrue the estimated loss. If a loss is considered probable but cannot be reasonably estimated, we disclose the contingency in the notes to our financial statements. Losses may result on litigation claims that are not considered probable or are not estimable at the current time, potentially having a significant impact on future financial results.

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

Liquidity and Capital Resources

        During the quarter ended March 31, 2002, we continued to seek to improve our cash flow through a variety of means, including carefully managing our accounts receivable and generating additional cash inflows wherever possible from our existing customer base, and continuing to reduce our operating cash outflows wherever possible. We have reduced quarterly operating cash outflows by over 60% from the first quarter of 2001 to the first quarter of 2002.

        Net cash used in operating activities was $5.1 million for the three months ended March 31, 2002 as compared to $13.1 million for the three months ended March 31, 2001. The decrease in cash flows used in operating activities results primarily from the significant restructuring actions we took during 2001 to reduce our operating costs.

        Net cash provided by investing activities was $2.5 million for the three months ended March 31, 2002 as compared to $21.5 million for the three months ended March 31, 2001. During the three months ended March 31, 2002, we sold two buildings and related land in San Rafael, California for proceeds of $2.4 million (before repayment of related notes payable). During the three months ended March 31, 2001, we sold The LongView Group, Inc. to Linedata Services for net proceeds of $28.1 million. The additions to restricted cash for the three months ended March 31, 2001, were for deposits to secure letters of credit in the amount of $3.5 million, and $2.9 million held in escrow as required by our agreement with Linedata Services.

        Net cash used in financing activities was $2.3 million for the three months ended March 31, 2002 as compared to $1.2 million for the three months ended March 31, 2001. Net cash used by financing activities for the three months ended March 31, 2002 was primarily for repayment of notes payable related to our sale of two buildings and related land in San Rafael, California. Net cash used by financing activities for the three months ended March 31, 2001 resulted primarily from principal payments on notes and capital leases of $1.9 million.

        While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent auditors' report on our December 31, 2001 financial statements, prepared by KPMG LLP, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern.

        We have made significant progress reducing operating cash outflows during 2001 and 2002. We reduced quarterly operating cash outflows by over 60% from the first quarter of 2001 to the first quarter of 2002. However, we have been operationally cash flow negative for the years ended December 31, 2001 and 2000, and the three months ended March 31, 2002. This ongoing negative cash flow has continued to place a burden on us to obtain cash infusions beyond those generated from normal operations.

        On March 1, 2002, we renewed our existing errors and omissions insurance policy. However, this policy does not cover all of our current customer and partner disputes and we can give no assurance that it will cover future customer claims. See "Legal Proceedings" for more information.

        We continue to seek additional sources of financing such as new sales to existing and new customers, asset sales, or equity financing, to sustain our operations. In February 2002, we entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC ("Fusion Capital"), in connection with a private equity line financing transaction pursuant to which we will offer and sell to Fusion Capital up to $10,000,000 of our Common Stock, over a period of up to 40 months. As a condition to Fusion Capital's obligation to make purchases under the Purchase Agreement, the Common Stock to be offered and sold to Fusion Capital must be registered in an effective registration statement with the Securities and Exchange Commission. Once the registration statement is effective, we may make draws under the equity line, and can elect to draw up to $250,000 per month so long as our stock price exceeds $0.25 (below which we may not make draws). However, we have not yet filed the registration statement, which the Purchase Agreement required to be filed by March 29, 2002. Consequently, Fusion Capital may elect to cancel the Purchase Agreement. There can be no assurance that we will be successful in our efforts to generate sufficient cash flow to continue operations in the near term.

Disclosure about Contractual Obligations and Commercial Commitments

        The following table sets forth certain contractual obligations recorded in the condensed consolidated financial statements and summary information is presented in the following table (in thousands):

	As of March 31, 2002
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Notes Payable	$1,817	$2,018	$—	$—	$3,835
Capital Lease Obligations	3,227	1,022	—	—	4,249
Real Estate Operating Leases	8,800	23,199	16,059	13,150	61,208
Other Long Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$13,844	$26,239	$16,059	$13,150	$69,292

  Real Estate Lease Obligations

        The real estate operating leases above include $31.0 million of restructured real estate lease obligations that have not been reduced by $4.8 million of sublease income due from sublease tenants. In the Condensed Consolidated Balance Sheet at March 31, 2002, these obligations are included in accrued liabilities, net of the related sublease income.

        In addition to the Contractual Obligations shown in the table above, we have the following other commitments:

  Standby Letters of Credit

        During the year ended December 31, 2000, we obtained stand-by letters of credit from our primary lender as security for our Chicago, Illinois and San Francisco, California office leases in the amount of $3.5 million. We maintain $3.5 million of restricted cash that collateralizes these letters of credit. These letters of credit will terminate on June 30, 2008. During 1999, we obtained stand-by letters of credit of $165,000, which will terminate by December 31, 2003. These letters of credit have not been drawn upon at March 31, 2002.

  Guarantees

        As of March 31, 2002, we had one remaining guaranteed fixed-price contract, and one other contract subject to a guarantee. We have received cash payments from these contracts totaling $14.0 million through March 31, 2002, that are subject to potential refund under the related guarantees. We believe that the application and required deliveries under the contracts will comply with the contractual terms of our customer agreements; however, these guarantees represent a risk to us.

Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We adopted the provisions of SFAS No. 141 immediately, and SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 141 and 142 did not have a material effect on our business, results of operations, financial position, or liquidity.

        In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. We adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our business, results of operations, financial position, or liquidity.

        In November 2001, the FASB issued an announcement, Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred. The announcement requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, we netted reimbursements received for out of pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. The announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for the prior year are to be reclassified to comply with the guidance in the announcement. We adopted this announcement on January 1, 2002. The adoption of this announcement resulted in increased revenues and expenses by the same amount in each period of $144,000 and $827,000 for the three months ended March 31, 2002 and 2001, respectively.

        In July 2001, the FASB reached final consensus on EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products ("EITF 00-25"). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as a reduction to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, Accounting for a Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products ("EITF 01-09"). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. In accordance with the transition guidance in EITF 00-25, adoption will require reclassification of financial statements for prior periods presented for comparative purposes. We adopted EITF 00-25 and EITF 01-09 on January 1, 2002. The adoption of EITF 00-25 and EITF 01-09 did not have a material effect on our business, results of operations, financial position, or liquidity.

        In June 2001, the FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We are required to adopt the provisions of SFAS No. 143 on January 1, 2003. We are currently evaluating this statement but do not expect that it will have a material effect on our business, results of operations, financial position, or liquidity.

Factors that May Affect Future Results and Market Price of Stock

        We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

  If we are unable to generate sufficient cash flow from operations, or secure additional sources of financing, we may be unable to continue operations as a going concern

        While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent auditors' report on our December 31, 2001 financial statements, prepared by KPMG LLP, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern. Our business model relies upon generating new sales to existing and new customers and receiving payments from existing customers. If we do not generate sufficient new sales and receive payments from existing customers, we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations. We were unable to raise additional capital during the year ended December 31, 2001. We will continue to seek additional capital to finance our operations through 2002. However, there can be no assurance that these efforts will prove successful.

  Our future prospects are difficult to evaluate

        In light of our operating results for recent periods and the national economic downturn in the technology sector, it is difficult to evaluate our future prospects. The terrorist attacks on September 11, 2001 have negatively affected our business and caused some of our current and potential customers to delay and change their purchasing decisions. We have only a limited number of applications completed and currently in use and there can be no assurance that we will be able to successfully complete any current or new projects. In the past, we received customer complaints concerning some of our projects. We cannot be certain that we will not receive more customer complaints in the future. Additionally, our failure to successfully complete any current or new projects may have a material adverse impact on our financial position and results of operations. We cannot be certain that our business strategy will succeed.

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

  Our errors and omissions coverage may not cover contractual disputes

        While we maintain errors and omissions insurance coverage for claims related to customer contract disputes within the coverage scope and term, given the nature and complexity of the factors affecting the estimated liabilities, actual liabilities may exceed or be outside the scope of our current errors and omissions coverage. We can give no assurance that our insurance carrier will extend coverage to any of the current claims. In addition, no assurance can be given that we will not be subject to material additional liabilities and significant additional litigation relating to errors and omissions for existing claims and future claims.

        Our new errors and omissions insurance policy, which we renewed on March 1, 2002, is in the form of an industry standard software errors and omissions policy. As such, it only covers software errors and omissions that occur after the delivery of software and excludes contractual disputes such as cost and time related guarantees. We have previously had contractual disputes related to our guarantees. No assurance can be given that we will not be subject to these types of claims in the future. In the event that liabilities from claims are not covered by or exceed our errors and omissions coverage, our business, results of operations, financial position, or liquidity could be materially and adversely affected.

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

  We are involved in litigation and disputes and may in the future be involved in further litigation or disputes that may be costly and time-consuming, and if we suffer adverse judgments, our operating results could suffer

        We are currently involved in a dispute with a former customer and an SEC investigation. Additionally, two consolidated complaints have been filed alleging that TenFold and certain officers have violated federal securities laws. We may in the future face other litigation or disputes with customers, employees, business partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity. See "Legal Proceedings" for more information.

  Our settlements with Perot Systems and Cedars-Sinai require that if we do not meet certain obligations their claims may be re-instated or re-asserted, and if this were to happen and we suffer adverse judgements, our operating results could suffer

        Our settlements with Perot Systems and Cedar-Sinai require that we perform and meet certain obligations. If we are unable to or do not perform or meet these obligations, Perot Systems and the unnamed customer may re-instate or re-assert their respective claims against us. If either Perot Systems or the unnamed customer were to re-instate or re-assert its claims, an unfavorable outcome of the matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

  Our stock may be subject to de-listing from Nasdaq

        Our Common Stock is currently traded on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "TENF." As we have been informed by Nasdaq in a February 14, 2002 letter and a May 6, 2002 letter, we have failed to meet certain of Nasdaq's continued listing requirements and, as a result of this failure to comply with these listing criteria, our Common Stock could be de-listed from Nasdaq. Nasdaq's continued listing requirements include a series of financial tests relating to market capitalization, net income, net tangible assets, public float, number of market makers and shareholders, and a $1.00 minimum share price. If we are not able to obtain an exception to the continued listing requirements or meet the continued listing requirements and our stock is de-listed from Nasdaq, there would likely be a substantial reduction in the liquidity of any investment in our common stock. This lack of liquidity also may make it more difficult for us to raise capital in the future. There can be no assurance that an active trading market will be sustained in the future.

  Our historical operating results have varied significantly and our future operating results could vary

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

  Our historical guaranteed fixed-price, fixed-time contracts have had and may continue to have an adverse impact on our financial results

        Prior to 2001, an important element of our strategy was to enter into fixed-price, fixed-time contracts, rather than time-and-materials contracts. These contracts involved risk because in certain instances they required us to absorb possible cost overruns and, if we failed to meet our performance obligations, may have required us to satisfy our performance guarantee. Historically, we offered the "TenFold Guarantee" by which we guaranteed that we would complete our projects within a fixed time or the customer had the option to return the software and receive a refund of any fees paid under the contract. For fixed-price contracts, we recognized license fees related to the application and the application development service fees over time as we performed the services, using the percentage-of-completion method of accounting. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan has caused us to have lower margins or to suffer a loss on some projects, which has negatively impacted our operating results. In specific circumstances, we were required to commit unanticipated additional resources to complete projects. Beginning in the fourth quarter of 2000, we no longer offer the TenFold Guarantee as a standard part of our contracts. As of March 31, 2002, we had one remaining guaranteed fixed-price contract, and one other contract subject to a guarantee. We have received cash payments from these contracts totaling $14.0 million through March 31, 2002 that are subject to potential refund under the related guarantees.

  If we fail to complete or to accurately estimate the resources required for our fixed-price project, our operating results could suffer

        We currently have one remaining fixed-price contract. We have experienced delays on this project. In an effort to complete the project, we have added additional employee and consulting personnel. There is no assurance that we will complete this fixed-price project or that this project will not require additional personnel. Our failure to accurately estimate the resources required for a fixed-price project or our failure to complete our contractual fixed-price obligations in a manner consistent with the project plan would likely cause us to have lower margins or to suffer a loss on the project, which would negatively impact our operating results, financial condition and liquidity. Our revenue recognition policy requires us to make periodic adjustments to our project estimates used in the percentage-of-completion method of accounting (which includes the "zero profit" methodology) as work progresses under the contracts and as we gain experience. Although we believe that we made all appropriate adjustments to properly reflect the completion percentage and status of this contract in process, we cannot be certain that future adjustments will not be required. See "Legal Proceedings" for information about litigation and disputes related to some of our projects.

  If we fail to adequately anticipate employee and resource utilization rates, our operating results could suffer

        A high percentage of our operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of our projects or in employee utilization rates did and may continue to cause significant variations in operating results in any particular quarter and could result in quarterly losses. An unanticipated termination of a major project, the delay of a project, or the completion during a quarter of several major projects has in the past and may continue to result in under-utilized employees and could, therefore, cause us to suffer quarterly losses or adverse results of operations.

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

  We are substantially dependent on a small number of large customers, including our primary customer, and the loss of one or more of these customers may cause revenues and cash flow to decline

        As a result of our limited operating history, we have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of large customers. For the three months ended March 31, 2002, Allstate accounted for 55 percent of our total revenues. Our services relationship with Allstate can be cancelled by Allstate at any time upon 30 days written notice. If Allstate chooses to cancel such relationship, or if it significantly reduced the amount of business it conducts with us, our business, results of operations, financial position and liquidity would be materially and adversely affected. However, the loss of any of our large customers, without their replacement by new large customers, has had and may continue to have an adverse effect on our revenues and cash flow. We lost several customers during the years ended December 31, 2001 and 2000. In the future, revenues from a single customer or a few large customers may constitute a significant portion of our total revenues and cash inflows in a particular quarter. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not purchase licenses or services from us in a subsequent year. In addition, if a customer is involved in a corporate reorganization or business combination, that fact may delay a decision to hire us or cause the customer to choose not to purchase licenses or services in a given year. Replacing the loss of a large customer is unpredictable, as we have not signed a significant contract with a new customer in over a year. Fifty-six percent of our 2001 revenues were derived from three customers; the largest of the three customers in 2001 is not expected to produce significant revenue or cash flow during 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" generally for more information concerning our customers and revenues.

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

  If we are unable to successfully divest our vertical applications products, our future financial results could suffer

        An element of our business strategy includes divesting vertical applications products or lines of business. If we are unable to successfully implement this strategy or within the time frames anticipated, our results could suffer. Unfortunately, the events of September 11, 2001 directly impacted companies in the securities and insurance industries, which are the most likely to have an interest in acquiring rights to our vertical applications. If companies in these industries continue to preserve cash and slow their business expansion plans, our divestiture strategy could be adversely affected.

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

  No corporate actions requiring stockholder approval can take place without the approval of our controlling stockholders

        The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 62 percent of our outstanding common stock. Jeffrey L. Walker, Chairman, Executive Vice President and Chief Technology Officer, and the Walker Children's Trust, in the aggregate, currently beneficially own approximately 47 percent of our outstanding common stock. Mr. Walker, acting with others, would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk.    As of March 31, 2002, we had cash and cash equivalents of $5.7 million and $5.9 million in restricted cash. All of the cash equivalents consist of highly-liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the March 31, 2002 rates would cause the fair value of these investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and institutions, and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instruments. An increase or decrease in interest rates would not significantly increase or decrease our interest expense on debt obligations, as the majority of our debt obligations have fixed interest rates. TenFold does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

        Currency Risk.    A portion of our operations consists of applications development and sales activities in the United Kingdom. These transactions are primarily denominated in British pounds. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of revenues in the United Kingdom decreases. When the U.S. dollar weakens against the British pound, the value of revenues in the United Kingdom increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the March 31, 2002 rate would cause the fair value of such monetary assets and liabilities in the United Kingdom to change by approximately $43,000. We are not currently engaged in any foreign currency hedging activities.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        See Part I, Item 1, Note 8 of Notes to Condensed Consolidated Financial Statements for a description of legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

        On February 26, 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital has agreed to purchase in cash, on each trading day during the term of the agreement, $12,500 of our common stock up to an aggregate, under certain conditions, of $10 million. We have issued 632,911 shares to Fusion Capital as part of its commitment fee, and up to 316,456 additional shares are issuable to Fusion Capital in the future as part of its commitment fee. Under the common stock purchase agreement, the purchase price per share is equal to the lesser of: the lowest sale price of our common stock on the purchase date; or the average of the three lowest closing sale prices of our common stock during the ten consecutive trading days prior to the date of a purchase by Fusion Capital.

        Based upon representations and warranties made by Fusion Capital in the common stock purchase agreement, including representations and warranties with respect to its investment intent and financial sophistication, the shares of common stock issued and to be issued to Fusion Capital have been issued and are expected to be issued, as applicable, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. Any proceeds from Fusion Capital we receive under the common stock purchase agreement will be used for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities

        As of December 31, 2001, we owed our primary lender $6.0 million (which is included in the $6.2 million note payable total at December 31, 2001) under certain credit facilities and loan agreements (the "Loan Agreements") relating to equipment that we leased through this lender and relating to our prior purchase of real property in San Rafael, California. Our obligations under the Loan Agreements are secured by a blanket first priority security interest in our assets. As of December 31, 2001, we were in default of the Loan Agreements for non-timely payment of principal and interest, but the lender has waived the defaults as described below.

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

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Number	Description
4.1	Common Stock Purchase Agreement between TenFold Corporation and Fusion Capital Fund II, LLC, dated as of February 15, 2002.(1)
10.20#	Amendment to Employment Agreement between TenFold Corporation and Nancy M. Harvey.(2)
10.25#	Amendment to Employment Agreement between TenFold Corporation and Michelle Moratti.(2)
10.27#	Employment Agreement between TenFold Corporation and Jonathan E. Johnson III.(2)
10.28#	Separation Agreement between TenFold Corporation and Sameer Shalaby.(2)
10.33#	Purchase Agreement for property located at 171 and 181 San Carlos Drive, San Rafael County, CA, between TenFold Corporation and San Francisco Development.(2)
10.34#	Restructuring Agreement and Amended and Restated Master Lease Agreement, effective January 1, 2002, among TenFold Corporation, Bank One, NA, and Banc One Leasing Corporation.(2)
11*	Computation of Shares used in Computing Basic and Diluted Net Income (Loss) Per Share.

  *
  Incorporated by reference to "Notes to Condensed Consolidated Financial Statements" herein

  #
  Indicates management contract or compensatory plan or arrangement

  (1)
  Filed on February 15, 2002, as an Exhibit to the Company's Current Report on Form 8-K.

  (2)
  Filed on April 15, 2002, as an Exhibit to the Company's Annual Report on Form 10-K.

(b)
Reports on Form 8-K

        On March 1, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing that it had entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC, under which the Company entered into a private equity line financing transaction.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TenFold Corporation
By:	/s/ JONATHAN E. JOHNSON III Jonathan E. Johnson III Executive Vice President and Chief Financial Officer
By:	/s/ WYNN K. CLAYTON Wynn K. Clayton Chief Accounting Officer and Corporate Controller

Date: May 15, 2002