Form 10-Q
period 2002-06-30
TENFOLD CORP /UT
filed 2002-08-14
CIK 1051118

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-25661

TenFold Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-0302610 (IRS Employer Identification No.)

698 West 10000 South
South Jordan, Utah 84095
(Address of principal executive offices, including zip code)

(801) 495-1010
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of June 30, 2002, there were 37,327,080 shares of the registrant's Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as "expects," "intends," "anticipates," "should," "believes," "will," "plans," "estimates," "may," variations of such words, and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. Our future prospects are difficult to evaluate. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include: ability to generate sufficient cash flow or secure additional sources of financing; collectibility of project payments; future customer revenue; our errors and omissions insurance coverage may not cover contractual disputes; defects or other limitations in our software; complaints filed by customers, shareholders, or other third parties and other litigation or disputes; inability or failure to meet certain contractual obligations; possible de-listing of our stock from Nasdaq; variability of quarterly operating results; completion of one remaining fixed-time, fixed-price contract; ability to accurately estimate the resources required for our fixed-price project; ability to adequately anticipate employee and resource utilization rates; lengthy and variable sales cycles; dependence on a small number of customers; revenues have historically come from a small number of vertical industries; ability to divest vertical applications products; ability to license the Universal Application; attraction, training, and retention of employees and key management; protection of intellectual property; international political and economic uncertainty; a majority of our stock is owned by a few persons; anti-takeover provisions in our charter documents; and other competitive factors. Such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by TenFold Corporation with the Securities and Exchange Commission, including but not limited to, the most recent reports on Forms 10-Q and 10-K. Some of these factors are described under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and Market Price of Stock."

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TENFOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$4,155	$10,969
Accounts receivable, (net of allowances for doubtful accounts of $308 and $955, respectively)	1,877	1,828
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $1,320, respectively)	25	8
Prepaid expenses and other assets	588	579
Income taxes receivable	17	48
Assets held for sale	—	1,956
Other assets, (net of allowances of $153 and $182, respectively) (Note 8)	6,234	1,216

Total current assets	12,896	16,604
Restricted cash	1,976	6,082
Property and equipment, net	3,603	4,357
Due from stockholders, (net of allowances of $400 and $800, respectively)	—	—
Other assets	297	433

Total assets	$18,772	$27,476

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,422	$1,506
Income taxes payable	1,774	2,307
Accrued liabilities	8,244	13,072
Deferred revenue	24,750	23,564
Current installments of obligations under capital leases	2,967	2,770
Current installments of notes payable	1,823	6,154
Other current liabilities (Note 8)	6,145	1,569

Total current liabilities	47,125	50,942

Long-term liabilities:
Obligations under capital leases, excluding current installments	463	1,809
Notes payable, excluding current installments	1,424	—
Other long-term liabilities	25	69

Total long-term liabilities	1,912	1,878

Contingencies (Note 8)
Stockholders' deficit:
Common stock, $0.001 par value:
Authorized: 120,000,000 shares
Issued and outstanding shares: 37,327,080 shares at June 30, 2002 and 36,812,462 shares at December 31, 2001	37	37
Additional paid-in capital	66,030	66,112
Notes receivable from stockholders, (net of allowances of $609 and $786, respectively)	(284)	(377)
Deferred compensation	(239)	(579)
Accumulated deficit	(95,335)	(89,938)
Accumulated other comprehensive loss	(474)	(599)

Total stockholders' deficit	(30,265)	(25,344)

Total liabilities and stockholders' deficit	$18,772	$27,476

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
License	$46	$4,115	$150	$7,096
Subscription	3,509	—	6,112	—
Services and other	2,695	18,217	5,563	27,330

Total revenues	6,250	22,332	11,825	34,426

Operating expenses:
Cost of revenues	3,869	10,362	7,612	20,474
Sales and marketing	607	1,399	1,133	4,289
Research and development	1,381	3,537	3,276	8,043
General and administrative	2,007	3,172	4,880	7,438
Amortization of goodwill and acquired intangibles	—	—	—	962
Special charges	562	1,832	586	7,561

Total operating expenses	8,426	20,302	17,487	48,767

Income (loss) from operations	(2,176)	2,030	(5,662)	(14,341)

Other income (expense):
Interest income	71	237	163	471
Interest expense	(158)	(394)	(386)	(645)
Other income	35	163	107	362
Gain (loss) on sale of The LongView Group, Inc.	(120)	—	(120)	13,363

Total other income (expense), net	(172)	6	(236)	13,551

Income (loss) before income taxes	(2,348)	2,036	(5,898)	(790)
Provision (benefit) for income taxes	7	379	(501)	2,751

Net income (loss)	$(2,355)	$1,657	$(5,397)	$(3,541)

Basic earnings (loss) per common share	$(0.06)	$0.05	$(0.15)	$(0.10)

Diluted earnings (loss) per common share	$(0.06)	$0.04	$(0.15)	$(0.10)

Weighted average common and common equivalent shares used to calculate earnings (loss) per share:
Basic	37,305	35,511	37,154	35,459

Diluted	37,305	37,108	37,154	35,459

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,397)	$(3,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax provision (benefit)	—	407
Amortization of goodwill and acquired intangibles	—	962
Depreciation and amortization	1,501	3,258
Impaired assets charge	24	3,625
Provision for bad debts	(125)	89
Amortization of deferred compensation	102	513
Compensation expense related to stock options	—	43
(Gain) loss on sale of The LongView Group, Inc.	120	(13,363)
Changes in operating assets and liabilities:
Accounts receivable	76	(1,346)
Unbilled accounts receivable	(17)	(479)
Prepaid expenses and other assets	(6,257)	(519)
Accounts payable	402	(6,726)
Income taxes payable	(502)	1,849
Accrued liabilities	(4,561)	4,616
Deferred revenues	1,502	(12,551)
Other liabilities	4,542	471

Net cash used in operating activities	(8,590)	(22,692)

Cash flows from investing activities:
Proceeds from sale of property and equipment	2,382	—
Additions to property and equipment	(492)	(9)
(Additions) decreases to restricted cash	4,106	(6,424)
Net proceeds from sale of The LongView Group, Inc.	—	28,115

Net cash provided by investing activities	5,996	21,682

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	11	458
Proceeds from common stock issuance	251	—
Exercise of common stock options	13	51
Repurchase of common stock	(119)	—
Principal payments on notes payable	(2,907)	(1,826)
Notes receivable from stockholders	—	(140)
Payments of notes receivable from stockholders	154	127
Principal payments on obligations under capital leases	(1,149)	(1,692)

Net cash used in financing activities	(3,746)	(3,022)

Effect of exchange rate changes	(474)	(228)

Net decrease in cash and cash equivalents	(6,814)	(4,260)
Cash and cash equivalents at beginning of period	10,969	13,854

Cash and cash equivalents at end of period	$4,155	$9,594

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$21	$389
Cash paid for interest	$352	$458

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        The accompanying unaudited Condensed Consolidated Financial Statements included herein have been prepared by TenFold Corporation ("TenFold") pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the prior periods' financial statements to conform to the current period's presentation. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2002.

        This report should be read in conjunction with TenFold's audited Consolidated Financial Statements for the year ended December 31, 2001 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

        TenFold's financial statements have been prepared under the assumption that TenFold will continue as a going concern. The independent auditors' report on our December 31, 2001 financial statements, prepared by KPMG LLP, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern. TenFold has been operationally cash flow negative for the years ended December 31, 2001 and 2000, and the three and six months ended June 30, 2002. This ongoing negative cash flow has continued to place a burden on TenFold to obtain cash infusions beyond those generated from normal operations. TenFold continues to seek additional sources of financing such as new sales to existing and new customers, asset sales or equity financing, to sustain its operations. There can be no assurance that TenFold will be successful in its efforts to obtain financing or generate sufficient cash flow to continue operations in the near term.

2.    Revenue Recognition

        TenFold derives revenues from license fees, subscription fees, applications development and implementation services, support, and training services. License revenues consist of fees for licensing the Universal Application as a tool, and license fees for the applications that TenFold owns and resells. Subscription revenue consists of fees for licensing the Universal Application, licensing new product releases of TenFold's ComponentWare, providing related time-and-material consulting, training, and support services during a subscription period. Service revenues consist of fees for applications development and implementation, support and training.

        TenFold follows the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, and Statement of Position ("SOP") 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, in recognizing revenue under each of its contracts.

        TenFold generally enters into contracts that involve multiple elements, such as software products, enhancements, post-contract customer support, training, and time-and-material services. TenFold allocates a portion of the contract fee to each undelivered element based on the relative fair values of the elements and allocates the fee for delivered software products using the residual method.

        For service revenue accounted for under SOP 81-1, TenFold generally estimates a profit range and recognizes revenue as costs are incurred. TenFold adjusts the estimates as work progresses under the contract and TenFold gains experience.

        For certain contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make our estimates doubtful, TenFold recognizes revenue under the completed-contract method of contract accounting.

        For certain contracts, including a subscription to future software products when and if they become available, TenFold recognizes the fees for the software products ratably over the subscription term beginning with delivery of the first software product. For contracts that include a service element for which the fair value is undeterminable, and the contract includes a subscription to new product releases on a "when and if available basis," TenFold recognizes the entire contract fee ratably over the subscription period as subscription revenue.

        TenFold's deferred revenue balance generally results from contractual commitments made by customers to pay amounts to TenFold in advance of revenues earned. TenFold's unbilled accounts receivable represents revenue that TenFold has earned but which TenFold has not yet billed.

3.    Earnings (Loss) Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Numerator for basic earnings (loss) per share—net income (loss) available to common stockholders	$(2,355)	$1,657	$(5,397)	$(3,541)

Numerator for diluted earnings (loss) per share	$(2,355)	$1,657	$(5,397)	$(3,541)

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	37,305	35,511	37,154	35,459

Employee stock options	—	1,597	—	—

Denominator for diluted earnings (loss) per share	37,305	37,108	37,154	35,459

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.06)	$0.05	$(0.15)	$(0.10)

Diluted earnings (loss) per common share	$(0.06)	$0.04	$(0.15)	$(0.10)

        Employee stock options of 13,161,341 outstanding during the three and six months ended June 30, 2002, that have a weighted average exercise price of $3.45, and that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods. Employee stock options of 12,379,512 and 13,899,862 outstanding during the three and six months ended June 30, 2001, respectively, that have a weighted average exercise price of $11.89 and $10.63 per share, respectively, and that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods.

4.    Restricted Cash

        Restricted cash relates to $1.5 million held in escrow to secure a lease and provide for leasehold improvements on office space in South Jordan, Utah; $165,000 held as collateral for TenFold's letter of credit obligations used to secure leases on office space in Dallas, Texas; $100,000 held in a deposit account related to an employment agreement; and $189,000 held to support various other accounts payable activities.

5.    Comprehensive Income (Loss)

        TenFold has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive loss for the three and six months ended June 30, 2002 and 2001, ignoring the insignificant impact of taxes on foreign currency translation, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$(2,355)	$1,657	$(5,397)	$(3,541)
Foreign currency translation	(32)	(3)	125	189

Comprehensive income (loss)	$(2,387)	$1,654	$(5,272)	$(3,352)

6.    Income Taxes

        The provision for income taxes for the three months ended June 30, 2002 relates primarily to foreign taxes. The benefit for income taxes for the six months ended June 30, 2002 relates primarily to reversing accrued Federal alternative minimum taxes from 2001 due to recently enacted tax legislation. No tax benefit was recorded during the six months ended June 30, 2002 for TenFold's net operating losses.

        The valuation allowance as of June 30, 2002 was recorded in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of deferred tax assets.

7.    Commitments

        TenFold has commitments under long-term operating leases, principally for office space and computer equipment. Future minimum lease payments under non-cancelable operating leases, in excess of one year and excluding amounts accrued as part of restructurings, at June 30, 2002 are as follows (in thousands):

Year	Amount
Q3-4 2002	$946
2003	2,212
2004	2,342
2005	2,404
2006	2,469
Thereafter	15,492

Total minimum lease commitments	$25,865

        In 2000, TenFold entered into a 10-year lease for 102,569 square feet of office space in South Jordan, Utah. The lease commenced in March 2002. This lease is an operating lease. In April 2002, TenFold negotiated with the developer to extend the term of the lease to eleven years and to reduce its monthly payment obligations for the first year. As of the date of this filing, TenFold is pursuing options to reduce this lease commitment further, including the sublease of a significant portion of this space.

        Operating lease payment obligations for properties that have been restructured are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet at June 30, 2002. See Note 9 for more information.

        During the three months ended June 30, 2002, in connection with TenFold's termination of office leases in San Francisco, California, and Chicago, Illinois, TenFold released to the landlords $3.5 million previously held as restricted cash to support these leases, and terminated the related $3.5 million of stand-by letters of credit. TenFold has remaining stand-by letters of credit totaling $165,000, which will terminate by December 31, 2003. These letters of credit have not been drawn upon at June 30, 2002.

8.    Legal Proceedings and Contingencies

Resolved Disputes

        During the three months ended June 30, 2002, TenFold has settled a customer dispute with Cedars-Sinai Medical Center and a dispute with Perot Systems. In neither of these settlement agreements did any party admit liability.

  Cedars-Sinai Medical Center

        On November 14, 2001, Cedars-Sinai Medical Center ("Cedars-Sinai"), a formerly disclosed unnamed customer, sent a letter alleging breach under the parties' contract. On April 30, 2002, TenFold and Cedars-Sinai entered into a number of agreements, including a Settlement Agreement, which provide a basis to resolve the dispute between the parties and beneficially restructure the relationship between the parties. The Settlement Agreement provides for a three-phased release of Cedars-Sinai's alleged claims against TenFold, a release of TenFold's potential claims against Cedars-Sinai and a restructuring of the parties' business arrangement. As part of the resolution, Cedars-Sinai has assumed the obligations of completing the Patient Care Expert ("PCX") application facilitated in part by the transfer of employees from TenFold to Cedars-Sinai. TenFold will continue to provide Universal Application license rights and support to Cedars-Sinai. Under the agreements, TenFold will also provide certain Universal Application training to Perot Systems Corporation ("Perot"), an interested party to the original transaction, and a continuing participant in the restructured venture. As part of the arrangement, TenFold also granted a subsidiary of Cedars-Sinai a license to resell the Universal Application in connection with their selling the PCX application in the hospital and healthcare provider market globally. On May 14, 2002, Cedars-Sinai sent a letter rejecting certain Universal Application modification work delivered by TenFold as part of Phase I of the Settlement Agreement. On May 15, 2002, Cedars-Sinai sent another letter alleging certain breaches of the Settlement Agreement. TenFold has denied the alleged breaches and the parties are working together to resolve their disputes. Should TenFold fail to meet certain obligations under the Settlement Agreement, Cedars-Sinai may reassert certain claims against TenFold. Should Cedars-Sinai fail to meet certain obligations under the Settlement Agreement, TenFold may reassert certain claims against Cedars-Sinai. If Cedars-Sinai were to reassert its claims, an unfavorable outcome of the matter may have a material adverse impact on TenFold's business, results of operations, financial position, or liquidity.

  Perot Systems

        On November 19, 2001, TenFold received a demand for arbitration from Perot Systems Corporation ("Perot") alleging that TenFold had materially breached its prior agreements with Perot relating to the termination of certain other agreements with Perot. On April 30, 2002, TenFold and Perot entered into a number of agreements, including a Compromise and Settlement Agreement, resolving the dispute between the parties and beneficially restructuring the relationship between the parties. As part of the resolution, Perot agreed to withdraw the demand for arbitration without prejudice and TenFold provided Perot with a limited license to the Universal Application and agreed to provide Perot with certain Universal Application training. Perot also agreed to issue a general release to TenFold, which would include the arbitration claim, when TenFold has provided the Universal Application training to Perot and met other conditions precedent relating to the Cedars-Sinai project noted above. TenFold continues to fulfill its agreements with Perot. Specifically, TenFold has completed the initial phases of the knowledge transfer agreement and is currently ahead of schedule on the training of a Perot Universal Application maintenance team. If TenFold fails to meet certain obligations, Perot may reinstate its demand for arbitration. If the Perot fails to meet certain obligations, TenFold may seek damages. If Perot were to reinstate its demand for arbitration, an unfavorable outcome of the matter may have a material adverse impact on TenFold's business, results of operations, financial position, or liquidity.

Unresolved Customer Dispute

        TenFold has one unresolved customer dispute.

  SkyTel

        In March 2001, SkyTel Communications, Inc. ("SkyTel") orally informed TenFold of its intent to terminate the Master Software License and Services Agreement between SkyTel and TenFold (the "SkyTel Agreement"). On May 15, 2001, SkyTel sent TenFold a letter purporting to terminate the SkyTel Agreement based on TenFold's alleged material breach of the SkyTel Agreement. SkyTel's letter also demands a refund of approximately $11 million paid by SkyTel. On September 24, 2001, SkyTel filed a complaint against TenFold in the First Circuit Court of the First Judicial District of Hinds County, Mississippi. SkyTel seeks monetary damages of at least $17.5 million, plus other damages it may prove at trial, together with pre- and post-judgment interest, attorneys' fees and expenses and costs. On November 13, 2001, TenFold filed an answer denying the material allegations of the complaint. TenFold also filed a counterclaim for unpaid fees and SkyTel's disclosure of confidential information. TenFold's counterclaim seeks damages of at least $7 million and punitive damages of at least $10 million. The total contract value involved in this customer dispute is approximately $17.6 million, of which $11.4 million has been received by TenFold to date. An unfavorable outcome of this matter may have a material adverse impact on TenFold's business, results of operations, financial position, or liquidity. During 2002, TenFold has recognized no revenue from the SkyTel Agreement. For the three months ended June 30, 2001 TenFold recognized no revenue from the SkyTel Agreement, and recognized $263,000 for the six months ended June 30, 2001.

        The parties have currently stayed discovery and are in negotiations to settle the dispute. Based on negotiations, TenFold believes that a loss is probable. TenFold believes that the supplemental extended reporting period insurance policy covers some of the damages that may arise in the dispute. TenFold's insurance carrier has authorized a settlement offer that has been communicated to SkyTel. TenFold has recorded an other current liability to SkyTel for the offer, and an other current asset for the receivable from the insurance carrier, in the accompanying balance sheet. Although, if the offer is accepted, the payment from the insurance carrier would be made directly from the insurance carrier to SkyTel and none of the funds would flow through TenFold. An unfavorable outcome in the matter may have a material adverse impact on TenFold's business, results of operations, financial position, or liquidity.

Summary and Insurance

        As a result of the legal proceedings and contingencies noted above, TenFold has provided an allowance for doubtful accounts of $296,000 related to billed accounts receivable.

        TenFold maintained errors and omissions and umbrella liability insurance coverage to protect itself in the event of claims for damages related to the performance of computer-related services or the failure to perform computer-related services that occurred after March 1, 1998, but prior to March 1, 2001. TenFold does not believe that the dispute with SkyTel will be covered by TenFold's original errors and omissions and umbrella liability insurance coverage. However, TenFold also maintained a $2 million supplemental extended reporting period policy on one of TenFold's prior errors and omissions liability policies. TenFold believes that this supplementary extended reporting insurance policy covers some of the types of alleged damages (but not unpaid or unbilled accounts receivable) claimed in the SkyTel dispute noted above, subject to the policy's total limit, and the insurance carriers' standard reservation of rights. TenFold also believes that this supplementary extended reporting insurance policy may cover the costs of legal defense of the SkyTel dispute, subject to the policy's total limit, and any stated reservation of rights by the carrier regarding conditions or findings that might exclude coverage for a particular matter. TenFold has begun to use a portion of this supplemental extended reporting insurance policy in defending the SkyTel dispute. TenFold has reserved against certain of the billed accounts receivable related to the disputed amounts for which a loss is considered probable and estimable. An unfavorable outcome of any of these matters may have a material adverse impact on TenFold's business, results of operations, financial position, or liquidity.

        On March 1, 2001, TenFold secured an industry-standard, errors and omissions policy that covers claims made after March 1, 2001. TenFold renewed this policy on March 1, 2002. TenFold's new policy excludes contractual related disputes such as cost and time guarantees, and only covers software errors or omissions that occur after the delivery of software. TenFold believes this policy provides adequate coverage for potential damages related to errors and omissions in TenFold's delivered software.

Stockholder Matters

        On or after August 12, 2000, six complaints were filed in the United States District Court of Utah alleging that TenFold and certain of TenFold's officers violated certain federal securities laws. All six complaints were virtually identical and allege that 1) TenFold improperly recognized revenues on some of TenFold's projects; 2) TenFold failed to maintain sufficient accounting reserves to cover the risk of contract disputes or cancellations; 3) TenFold issued falsely optimistic statements that did not disclose these accounting issues; and 4) TenFold insiders sold stock in early calendar year 2000 while knowing about these issues. On TenFold's motion, the court consolidated the six complaints into one class action complaint. On May 1, 2001, the plaintiffs filed an amended consolidated complaint. TenFold filed a motion to dismiss the amended complaint on June 19, 2001. On March 19, 2002, the court granted TenFold's motion to dismiss the amended complaint, but allowed the plaintiffs leave to make a motion to amend their complaint. The plaintiffs have filed a motion to amend their complaint and TenFold has filed a written response. The court is scheduled to hear oral arguments on this motion on August 20, 2002. The parties are currently in discussions to settle the dispute. Based on negotiations, TenFold believes that a loss is probable. TenFold believes that its insurance policy covers damages that may arise in the dispute. TenFold's insurance carrier has authorized a settlement offer that has been communicated to the plaintiffs. TenFold has recorded an other current liability to the plaintiffs for the offer, and an other current asset for the receivable from the insurance carrier, in the accompanying balance sheet. Although, if the offer is accepted, the payment from the insurance carrier would be made directly from the insurance carrier to the plaintiffs and none of the funds would flow through TenFold. An unfavorable outcome in the matter may have a material adverse impact on TenFold's business, results of operations, financial position, or liquidity.

        On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of its officers and directors, and certain underwriters of TenFold's initial public offering. An amended complaint was filed on April 24, 2002, which alleges, among other things, that the underwriters of TenFold's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement and by engaging in manipulative practices to artificially inflate the price of TenFold's stock in the after-market subsequent to the initial public offering. TenFold defendants are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. TenFold is vigorously defending this action and expects that the costs of defense and/or resolution will be covered by insurance. Although no assurance can be given that this matter will be resolved in TenFold's favor, TenFold believes that the resolution of this lawsuit will not have a material adverse effect on TenFold's financial position, results of operations or cash flows. If this matter is not covered by insurance and if there is an unfavorable outcome, there may be a material adverse impact on TenFold's business.

SEC Inquiry

        On May 26, 2000, the United States Securities and Exchange Commission ("SEC") issued a Formal Order Directing Private Investigation. The Order contained no specific factual allegations. Since February 2001, the SEC has taken testimony from several of TenFold's independent auditors and current and former customers, executives and staff.

        On March 20, 2002, TenFold and five of its current and former officers and employees received notices from the SEC's Denver regional office indicating that the staff intends to recommend that the SEC commence fraud and non-fraud (books and records) enforcement proceedings against TenFold and these individuals. The SEC's potential remedies under such enforcement proceedings include various forms of injunctive relief, monetary penalties, and orders barring individuals from future employment in public companies. It is too early in the inquiry to say which of these remedies, if any, the SEC might seek against TenFold and the individuals. Management and outside legal counsel believe that TenFold has meritorious defenses to any allegations that the SEC might make and TenFold has filed a response to the SEC's allegations. TenFold intends to continue to cooperate fully with the SEC. At this time, TenFold's outside legal counsel is not able to provide an opinion on the probable outcome of the inquiry. Although no assurance can be given that this matter will be resolved in TenFold's favor, TenFold believes that the resolution of this lawsuit will not have a material adverse effect on TenFold's business. However, protracted legal proceedings or an unfavorable outcome of this matter may have a material adverse impact on TenFold's business.

9.    Special Charges

        Special charges for the three months ended June 30, 2002 include restructuring charge adjustments of $562,000. In addition to these adjustments, special charges for the six months ended June 30, 2002 include a $24,000 asset impairment charge. Special charges for the three months ended June 30, 2001 include a $1.2 million restructuring charge and a $588,000 asset impairment charge. Special charges for the six months ended June 30, 2001 include a $3.9 million restructuring charge and a $3.7 million asset impairment charge.

        Restructuring reserves are included in accounts payable and accrued liabilities at June 30, 2002. Detail of the restructuring charges as of and for the six months ended June 30, 2002 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2001	New Charges	Adjustments	Utilized	Balance at June 30, 2002
Employee related	$106	$—	$—	$(106)	$—
Facilities related	5,521	—	562	(3,910)	2,173

	$5,627	$—	$562	$(4,016)	$2,173

        Asset Impairment Charge.    During the three months ended June 30, 2002, TenFold incurred no asset impairment charges. During the six months ended June 30, 2002, TenFold identified $24,000 of fixed assets that had no future value to TenFold and are no longer in active use, and accordingly recorded an asset impairment charge of $24,000 for the six months ended June 30, 2002. During the three and six months ended June 30, 2001, TenFold restructured operations to reduce operating expenses, including closing several facilities, and recorded related asset impairment charges of $588,000 and $3.7 million, respectively, for leasehold improvements, computer equipment, furniture and fixtures, and other assets that it determined had no future value to TenFold and were no longer in active use.

        First Half 2002 Restructuring Charges.    During the three and six months ended June 30, 2002, TenFold incurred restructuring charges of $562,000, related to adjustments made to prior restructuring estimates. The adjustments primarily resulted from higher facilities lease termination payments, and lower revised estimates of future facilities sublease income payments, than previously estimated.

        First Half 2001 Restructuring Charges.    During the three and six months ended June 30, 2001, TenFold incurred restructuring charges of $1.2 million and $3.9 million, respectively, as part of its efforts to reduce operating expenses.

10.  Operating Segments

        TenFold's CEO reviews financial information on a consolidated basis, identical in format to the accompanying Consolidated Statements of Operations. TenFold consolidates revenue and expense information for all other business groups for internal and external reporting and for decision-making purposes. TenFold operates in a single operating segment, which is applications products and services.

        Revenues from operations outside of North America were approximately 18 percent of total revenues for the three months ended June 30, 2002 as compared to 32 percent of total revenues for the same period in the prior year. For the six months ended June 30, 2002, revenues from operations outside of North America were approximately 25 percent as compared to 29 percent of total revenues for the same period in the prior year. TenFold's long-lived assets continue to be deployed predominantly in the United States.

        One customer accounted for 67 percent of TenFold's total revenues for the three months ended June 30, 2002, compared to three customers accounting for 41 percent, 21 percent, and 10 percent of

TenFold's total revenues for the same period in 2001. For the six months ended June 30, 2002, two customers accounted for 61 percent, and 13 percent of TenFold's total revenues, compared to three customers accounting for 30 percent, 18 percent, and 10 percent of TenFold's total revenues for the same period in 2001. No other single customer accounted for more than 10 percent of TenFold's total revenues for the three or six months ended June 30, 2002, or the same periods in 2001.

11.  Acquisition and Disposition

        On October 7, 1999, TenFold purchased the entire equity interest of Barclays California Corporation ("Barclays") in its wholly owned subsidiary, The LongView Group, Inc. ("LongView"). On March 15, 2001, TenFold sold LongView for $29.0 million to Linedata Services. Accordingly, the operations of LongView have been included in the accompanying consolidated statements of operations for TenFold from the acquisition through March 15, 2001. The acquisition was accounted for using the purchase method of accounting. During the three months ended June 30, 2002, TenFold was notified by Barclays that it needed to reimburse Barclays for an office lease deposit Barclays had maintained for LongView. TenFold researched the matter and agreed to reimburse Barclays $120,000 for the office lease deposit, and reflected this obligation as a reduction of its gain on sale of LongView.

        The gain recognized on the sale of LongView is summarized as follows (in thousands):

		Amount
Total purchase price		$29,000
Less costs associated with sale		(885)

Net proceeds from sale		28,115
Net book value of subsidiary
Current assets	$(1,455)
Long-term assets	(19,042)
Current liabilities	5,745
Long-term liabilities	—

		(14,752)

Initial gain on sale (as of March 31, 2001)		$13,363

Proceeds for accounts receivable collection, less additional expenses		177
Agreement to release escrowed funds to Linedata		(1,179)
Reimbursement of office lease deposit		(120)

Cumulative gain on sale		$12,241

12.  Fusion Capital Transaction

        In February 2002, TenFold entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC ("Fusion Capital"), in connection with a private equity line financing transaction pursuant to which TenFold may offer and sell to Fusion Capital up to $10,000,000 of our Common Stock, over a period of up to 40 months. As a condition to Fusion Capital's obligation to make purchases under the Purchase Agreement, the Common Stock to be offered and sold to Fusion Capital must be registered in an effective registration statement with the Securities and Exchange Commission. Once the registration statement is effective, TenFold may make draws under the equity line, and can elect to draw up to $250,000 per month so long as TenFold's stock price exceeds $0.25. TenFold's stock has recently traded below $0.25 per share and TenFold is considering whether to file the registration statement. The Purchase Agreement required the registration statement to be filed by March 29, 2002. Consequently, Fusion Capital may elect to cancel the Purchase Agreement. Through June 30, 2002, TenFold has incurred expenses of $282,000 in connection with the Fusion Capital private equity line.

13.  Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. TenFold is required to adopt the provisions of SFAS No. 143 on January 1, 2003. TenFold is currently evaluating this statement but does not expect that it will have a material effect on TenFold's business, results of operations, financial position, or liquidity.

        In July 2001, the FASB issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. TenFold adopted the provisions of SFAS No. 141 immediately, and SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 141 and 142 did not have a material effect on TenFold's business, results of operations, financial position, or liquidity.

        In July 2001, the FASB reached final consensus on EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products ("EITF 00-25"). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as a reduction to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, Accounting for a Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products ("EITF 01-09"). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. In accordance with the transition guidance in EITF 00-25, adoption will require reclassification of financial statements for prior periods presented for comparative purposes. TenFold adopted EITF 00-25 and EITF 01-09 on January 1, 2002. The adoption of EITF 00-25 and EITF 01-09 did not have a material effect on TenFold's business, results of operations, financial position, or liquidity.

        In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. TenFold adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on TenFold's business, results of operations, financial position, or liquidity.

        In November 2001, the FASB issued an announcement, Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred. The announcement requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, TenFold netted reimbursements received for out of pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. The announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for the prior year are to be reclassified to comply with the guidance in the announcement. TenFold adopted this announcement on January 1, 2002. The adoption of this announcement resulted in increased revenues and expenses by the same amount in each period of

$425,000 and $882,000 for the three months ended June 30, 2002 and 2001, respectively, and $559,000 and $1.7 million for the six months ended June 30, 2002 and 2001, respectively.

        In May 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 makes technical corrections to some existing pronouncements. TenFold is required to adopt the provisions related to the rescission of Statements 4 and 64 on January 1, 2003, and for all transactions entered into beginning May 15, 2002 adopt the provision related to the amendment of Statement 13. TenFold is currently evaluating this statement but does not expect that it will have a material effect on TenFold's business, results of operations, financial position, or liquidity.

        In July 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. TenFold is required to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. TenFold is currently evaluating the impact of this statement on TenFold's future business, results of operations, financial position, or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

        TenFold is the provider of the Universal Application™, a software applications platform that accelerates development and deployment and reduces costs of maintaining complex enterprise applications. The Universal Application automates most of what applications programmers typically do, and thereby enables small teams of predominantly non-technical business users to design, build, test, deploy, and maintain complex, transaction- and database-intensive applications, with limited demand on scarce IT resources.

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

        During 2001, we began discussions to establish relationships with value added resellers ("VAR"), systems integrators, software distributors, application service providers and others. We believe that such relationships will accelerate and broaden market distribution of Universal Application for us at a significantly lower cost and greater speed than we could achieve on our own. In April 2002, we entered into a strategic alliance with a global systems integrator, Sapient Corporation. In May 2002, we entered into a second strategic alliance, with Perot Systems Corporation, focused around accelerated penetration of the healthcare industry.

        While there are many companies supplying applications development tools, we believe that there is no other applications platform supplier with technology capable of addressing the scale and robustness required by the complex applications that we and our customers have built using Universal Application.

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

        Applications projects fail because the process of replacing complex applications is very complicated. When most enterprise applications were built, the complexity of the technology environment was much simpler than it is today. In today's technology environment, programming and testing complex applications can be difficult, take a long time, be expensive, and tie up scarce IT resources. Business dynamics change rapidly and in IT projects, time introduces risk.

        Today's companies need a radically new approach to applications development. TenFold's patented Universal Application is a new paradigm for applications development that lets small teams of non-technical business users design, build, deploy, maintain, and upgrade applications with extraordinary speed and limited demand on scarce IT resources.

TenFold Technology and Products

        We have demonstrated that our Universal Application platform makes building complex applications three to ten times cheaper, easier, and faster than traditional application development methodologies because the Universal Application automates many tasks that applications programmers typically do. TenFold customers have demonstrated that primarily non-technical business people can use the Universal Application to build better applications than IT consultants or traditional programmers due to the business people's detailed understanding of their business requirements. Consequently, we have focused our business away from building applications for customers and toward providing the Universal Application, and our assistance through time-and-materials consulting and training, to customers who use their own business teams to build applications.

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

        We believe that the Universal Application delivers these benefits:

  •
  Faster development of complex transaction applications because the Universal Application automates many tasks that programmers would otherwise have to do such as coding SQL, coding logic functions, managing computer-to-computer communications, and coding user interface screens;

  •
  Longer-lived applications that can survive changes in underlying technologies without requiring rewrites, because the Universal Application insulates applications from many technical changes such as new operating system and database software releases;

  •
  Reduced maintenance costs because there is little or no code to maintain;

  •
  Improved quality because the Universal Application replaces individually-coded logic with already-existing, thoroughly-tested algorithms that provide applications behavior such as security, menuing, transaction behavior, and powerful Windows and browser interface features;

  •
  Greater consistency, by replacing individually-built screen designs with a systematic, optimal, standard design which eliminates the details of page layout from the application developer's task list;

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

        Describing an Application.    ApplicationXpress includes an application, named TenFold Librarian, built using the Universal Application. Applications developers use TenFold Librarian to describe their application. TenFold Librarian provides fill-in-the-blank interfaces to codelessly describe an application. Non-technical business people or other applications developers describe the database that the application manages, transactions that support each business end-user for each end-user activity, and rules that control transaction behavior. TenFold AutoTest uses patented techniques to simplify and automate functional, performance, scalability and regression testing. TenFold Reporter and TenFoldAnalyzer are each applications that let business people define their own reports and real-time data analysis. These applications development tools store the description of applications objects in a relational database called TenFold Dictionary.

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

  Customer and Technical Support

        We provide our customers who purchase support services with new releases of the Universal Application as new releases become available and various levels of on site and telephone support.

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

        Remaining with the status quo results in continuously increasing costs as maintenance on top of maintenance gets harder, acceptance of barely adequate applications; limitations on lowering costs; limitations to embracing new technologies; difficulty in adding products or expanding markets; and postpones the inevitable replacement of the application.

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

Business History

        We founded TenFold in 1993, and spent the first several years primarily engaged in developing our patented Universal Application technology. In 1996, we began using the Universal Application to develop applications for customers. In 1998, we began reselling vertical applications products that we had developed for our initial customers. In 1999, we completed our initial public offering. In 1999 and early 2000, we signed several large, fixed-price, build-for-hire contracts with customers, hired many new employees, and launched eight subsidiaries. Beginning in 2000, we experienced several difficult quarters and faced significant financial, legal, and operational issues. During 2000 and continuing through 2001, we took steps to address those issues.

        Very strong support from our customers for both TenFold and its Universal Application technology helped management recognize the Universal Application as its core asset and focused TenFold on the unique benefits that customers derived from the Universal Application. Consequently, TenFold shifted its focus to becoming a Universal Application software product company. In 2002, we intend to build the business and market foundation for our emergence as a growth technology company by addressing two principal business priorities: continuing to meet customer expectations and building our Universal Application sales and distribution channels.

Meeting Customer Expectations

        During the quarter ended June 30, 2002, we provided Universal Application technology and supporting services to 17 customers, 12 of whom are currently in production with applications powered by the Universal Application. All 12 of these customers continue to enhance their applications, with 1 customer having 2 separate Universal Application-based applications in production. Of the remaining five customers, one is a value added reseller working closely with TenFold to close new business with existing and new customers, two are building and implementing their own application, one is a legacy fixed-price, guaranteed project and one has completed building their application and is working to bring the application into production.

        Our customers are leaders in financial services, insurance, healthcare and other vertical markets. Our customers include, among others, Abbey National Bank, Allstate Insurance, Barclays Global Investors, Deutsche Bank, Dresdner Bank, Franklin Templeton, iplan networks, JP Morgan Chase, MedCath, and Vertex.

        In addition, we have successfully piloted one of our new approaches to the marketplace by using the Universal Application to support rapid prototyping—the building of a tested-and-working, high-functionality prototype quickly and the use of that prototype as a foundation for an extensive build project. We completed the rapid prototyping phase with a new client, Reuter Brooks, and continued on to build a replacement application to support dispatching and tracking of shipments.

Current Customer Engagements

        Allstate.    Allstate has been a TenFold customer since September 1999. With TenFold's Universal Application training, enhancements and support, a division of Allstate successfully built an important application, InterLink, in four months and brought it into production three months later. InterLink allows independent insurance agents to quote and issue automobile and homeowners insurance policies over the Internet. InterLink is currently in production doing more than 100,000 transactions weekly for multiple lines of business in many states, with new states being added regularly. TenFold continues to provide Allstate's team with Universal Application services and support.

        In November 2001, Allstate added a new Universal Application license for the entire corporation. Over the first two quarters of 2002, TenFold provided substantial time and materials services to Allstate. In September 2002, TenFold expects to complete the provision of training and time and materials services under the expanded agreement. In July 2002, Allstate entered into an amendment to its agreement with TenFold that secures for Allstate the right to receive future Universal Application updates. Allstate has notified TenFold that, at this time, Allstate will not expand its use of the Universal Application to replace its legacy systems. Allstate is continuing to enhance InterLink, using its own business people and TenFold's assistance, to fully realize the business potential for InterLink.

        In July 2002, TenFold notified Allstate of certain breaches by Allstate of the parties' agreement, as amended. The parties are currently working to resolve these matters.

        JP Morgan Chase.    TenFold has completed its fixed-price build project at JP Morgan Chase and is working to complete its FastStart obligations. JP Morgan Chase is in parallel production with Version 1 of the application in its European lending business unit and is seeking to enter its next phase of testing in August. Additionally, while the parties have not yet entered into a definitive agreement, JP Morgan Chase recently selected TenFold to build securities lending technology that integrates JP Morgan Chase operations with the Equilend consortium, a consortium intended to provide efficient standards-based processes for automated transactions between borrowers and lenders.

        iplan networks.    iplan went into production in Argentina with the Universal Application-powered Enterprise Relationship Manager ("ERM") in September 2001. ERM includes sales management, customer support, incident tracking, and provisioning for the communications industry. We built this application and brought it into production in nine months. Since bringing ERM into production, we have delivered significant performance enhancements and additional functionality including usage allowance functionality, enhancements to summarize usage, functionality to process erred usage, multi-currency support, and inflation indexing. We continue to provide limited development services and application support services to this client.

        Cedars-Sinai Medical Center.    In April 2002, we replaced our original fixed-price contract with a set of agreements under which Cedars-Sinai's staff assumed responsibility for completing the build and implementation of Patient Care Expert ("PCX"). PCX is an enterprise wide clinical information system including patient management, physician order entry, contract management, and patient accounting. Additionally, Cedars-Sinai will be a reseller of PCX through its recently formed subsidiary PCX Systems, LLC. TenFold continues to provide Universal Application enhancements, support, and other services to Cedars-Sinai, PCX Systems, and their partner, Perot Systems Corporation. In the second quarter of 2002, the build of PCX was completed and a large department of the medical center is piloting the application. TenFold continues to provide support to ensure successful implementation across the enterprise.

        Abbey National Bank.    Abbey has had its Universal Application-powered WealthManager application in production since January 2001. Consistent with our strategic model, and similar to the client relationships described above, Abbey is driving the majority of the enhancement activity relative to this product. TenFold provides Abbey with Universal Application enhancements and support to the Abbey development team.

Applications Product Lines

        We have two applications products with multiple, production customers. These applications are assets that we manage as product lines by investing in new functionality, servicing our customers, and encouraging these customers to adopt the Universal Application as a development platform.

  Revenue Manager:    We have several clients using the Universal Application-powered Revenue Manager in production including Barclays Global Investors, Deutsche Bank, Dresdner Bank, and Loomis Sayles. We continue to enhance the functionality of this product, provide application support services to our clients and seek direct sales and additional distribution channels for this product.

  CardioTrac™:    We launched a joint marketing campaign with the American College of Cardiology during April 2002 to market CardioTrac, a flexible Web-enabled, scalable cardiovascular outcomes application. This effort has produced several new potential CardioTrac clients. Our two current clients, MedCath and Trinity, continue to use this product successfully to manage their cardiovascular outcomes data.

Sales and Distribution Channels

        We identified building sales and distribution channels as critical to our emergence as a growth technology company. Beginning in the second half of 2001, we began to build momentum for new sales of our Universal Application technology and related products and services.

        We are focusing our direct sales channel on selling small, paid prototype projects with new accounts in the insurance, retail software, and financial services sectors. This resulted in two, paid prototype projects in 2001, neither of which went forward, in part due to the adverse economic environment that prevailed in the latter half of 2001. In March 2002, Reuter Brooks, a UK-based courier company, entered into a paid prototyping project to consider using TenFold as its technical partner in building a new messaging and dispatch control system using the Universal Application. In June 2002, Reuter Brooks contracted with TenFold to build a front-to-back office system that will provide integrated Web booking, customer queries over the Web, customer relationship management for the sales force and support services, management queries, and links to the main accounting system.

        During June 2002, Ingenix Inc., a subsidiary of a national health insurer, entered into a contract to internally develop a Universal Application-based application called Knowledgebase Expert. Knowledgebase Expert is a collection of data relationships and attributes that characterize coding relationships on medical bills (e.g., procedure codes, diagnosis codes, modified codes) for healthcare billings.

        During 2001, we began discussions to establish relationships with VARs, system integrators, software distributors, application service providers and others. We believe that such relationships will accelerate and broaden market distribution of Universal Application for us at a significantly lower cost and greater speed than we could achieve on our own. In April 2002, we entered into a strategic alliance with a global systems integrator, Sapient Corporation, to resell the Universal Application globally. In May 2002, we entered into a second strategic alliance with Perot Systems Corporation focused around accelerated penetration of the healthcare industry.

        We have completed applications products in production in the communications, energy, financial services, healthcare and insurance industries. We are in discussions to establish VAR and other distribution agreements with applications companies that may take ownership of specific vertical market applications product intellectual property, and will provide direct support, maintenance, and marketing of specific vertical market applications products. In February 2002, we entered our first VAR agreement (with 3Genesis) to resell a Universal Application-based communications industry application worldwide. In April 2002, we entered a VAR agreement with PCX Systems, LLC, a subsidiary of Cedars-Sinai Medical Center, to resell the Universal Application in connection with their selling the Patient Care Expert application in the hospital and healthcare provider market globally.

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

Results of Operations

        We had second quarter of 2002 revenues of $6.3 million, an operating loss of $2.2 million and a net loss of $2.4 million. This compares to revenues of $22.3 million, operating income of $2.0 million, and net income of $1.7 million for the same period of 2001.

        For the first half of 2002, we had revenues of $11.8 million, an operating loss of $5.7 million and a net loss of $5.4 million. This compares to revenues of $34.4 million, an operating loss of $14.3 million and a net loss of $3.5 million for the same period of 2001.

        The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold's statements of operations to total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
License	1%	18%	1%	21%
Subscription	56%	—	52%	—
Services	43%	82%	47%	79%

Total revenues	100%	100%	100%	100%

Operating expenses:
Cost of revenues	62%	47%	64%	60%
Sales and marketing	10%	6%	10%	12%
Research and development	22%	16%	28%	23%
General and administrative	32%	14%	41%	22%
Amortization of goodwill and acquired intangibles	—	—	—	3%
Special charges	9%	8%	5%	22%

Total operating expenses	135%	91%	148%	142%

Income (loss) from operations	(35)%	9%	(48)%	(42)%
Total other income (expense), net	(3)%	—	(2)%	40%

Income (loss) before income taxes	(38)%	9%	(50)%	(2)%
Provision (benefit) for income taxes	—	2%	(4)%	8%

Net income (loss)	(38)%	7%	(46)%	(10)%

  Revenues

        Total revenues decreased $16.1 million, or 72 percent, to $6.3 million for the three months ended June 30, 2002, as compared to $22.3 million for the same period in 2001. For the six months ended June 30, 2002, total revenues decreased $22.6 million, or 66 percent, to $11.8 million as compared to $34.4 million for the same period in 2001. The decreases in revenues are primarily due to a lower volume of services during the period ended June 30, 2002 resulting from the completion of fixed-price build projects, completion of time-and-material services and the cancellation of various fixed-price projects.

        License revenues decreased $4.1 million, or 99 percent, to $46,000 for the three months ended June 30, 2002, as compared to $4.1 million for the same period in 2001. For the six months ended June 30, 2002, license revenues decreased $6.9 million, or 98 percent, to $150,000 as compared to $7.1 million for the same period in 2001. The decreases in license revenues are primarily due to the completion or cancellation of fixed-price build projects under which the licenses were recognized as costs were incurred on the build projects, and due to license fees in subscription contracts being recognized as subscription revenue.

        Subscription revenues were $3.5 million for the three months ended June 30, 2002 as compared to $0 for the same period in 2001. For the six months ended June 30, 2002, subscription revenues were $6.1 million as compared to $0 for the same period in 2001. Subscription revenues represent revenue from contracts that include a subscription to new product releases on a "when and if available" basis. We did not have a subscription contract prior to the fourth quarter of 2001.

        Service and other revenues decreased $15.5 million, or 85 percent, to $2.7 million for the three months ended June 30, 2002, as compared to $18.2 million for the same period in 2001. For the six months ended June 30, 2002, service and other revenues decreased $21.8 million, or 80 percent, to $5.6 million as compared to $27.3 million for the same period in 2001. Service and other revenues decreased due to lower overall services during the first three and six months ended June 30, 2002 as compared to the same periods in 2001, and due to time-and-material revenue from our largest customer being recognized as subscription revenue during the three and six months ended June 30, 2002.

        Revenues from operations outside of North America were approximately 18 percent of total revenues for the three months ended June 30, 2002 as compared to 32 percent of total revenues for the same period in the prior year. For the six months ended June 30, 2002, revenues from operations outside of North America were approximately 25 percent as compared to 29 percent of total revenues for the same period in the prior year. TenFold's long-lived assets continue to be deployed predominantly in the United States.

        One customer accounted for 67 percent of TenFold's total revenues for the three months ended June 30, 2002, compared to three customers accounting for 41 percent, 21 percent, and 10 percent of TenFold's total revenues for the same period in 2001. For the six months ended June 30, 2002, two customers accounted for 61 percent, and 13 percent of TenFold's total revenues, compared to three customers accounting for 30 percent, 18 percent, and 10 percent of TenFold's total revenues for the same period in 2001. No other single customer accounted for more than 10 percent of TenFold's total revenues for the three or six months ended June 30, 2002, or the same periods in 2001.

  Operating Expenses

        Cost of Revenues.    Cost of revenues consists primarily of compensation and other related costs of personnel to provide applications development and implementation, support, and training services. Cost of revenues decreased $6.5 million, or 63 percent, to $3.9 million for the three months ended June 30, 2002, as compared to $10.4 million for the same period in 2001. For the six months ended June 30, 2002, cost of revenues decreased $12.9 million, or 63 percent, to $7.6 million as compared to $20.5 million for the same period in 2001. The decreases were primarily due to a smaller number of employees working on customer projects, and support and training activities.

        Sales and Marketing.    Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses decreased $792,000, or 57 percent, to $607,000 for the three months ended June 30, 2002, as compared to $1.4 million for the same period in 2001. For the six months ended June 30, 2002, sales and marketing expenses decreased $3.2 million, or 74 percent, to $1.1 million as compared to $4.3 million for the same period in 2001. The decreases in sales and marketing expenses were primarily due to having fewer sales and marketing employees in 2002.

        Research and Development.    Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $2.2 million, or 62 percent, to $1.4 million for the three months ended

June 30, 2002, as compared to $3.5 million for the same period in 2001. For the six months ended June 30, 2002, research and development expenses decreased $4.8 million, or 59 percent, to $3.3 million as compared to $8.0 million for the same period in 2001. Research and development expenses decreased due primarily to having fewer research and development employees in 2002.

        General and Administrative.    General and administrative expenses consist primarily of allowances for doubtful accounts, the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses decreased $1.2 million, or 37 percent, to $2.0 million for the three months ended June 30, 2002, as compared to $3.2 million for the same period in 2001. For the six months ended June 30, 2002, general and administrative expenses decreased $2.6 million, or 34 percent, to $4.9 million as compared to $7.4 million for the same period in 2001. General and administrative expenses decreased due primarily to having a smaller scale of operations and fewer general and administrative employees in 2002.

        Amortization of Goodwill and Acquired Intangibles.    We recorded amortization expense of goodwill and acquired intangibles of $962,000 for the six months ended June 30, 2001, associated with our prior purchase of LongView. We completed the sale of LongView on March 15, 2001. We no longer have any goodwill or acquired intangibles.

        Special Charges.    Special charges for the three months ended June 30, 2002 include restructuring charge adjustments of $562,000. In addition to these adjustments, special charges for the six months ended June 30, 2002 include a $24,000 asset impairment charge. Special charges for the three months ended June 30, 2001 include a $1.2 million restructuring charge and a $588,000 asset impairment charge. Special charges for the six months ended June 30, 2001 include a $3.9 million restructuring charge and a $3.7 million asset impairment charge.

        Restructuring reserves are included in accounts payable and accrued liabilities at June 30, 2002. Detail of the restructuring charges as of and for the six months ended June 30, 2002 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2001	New Charges	Adjustments	Utilized	Balance at June 30, 2002
Employee related	$106	$—	$—	$(106)	$—
Facilities related	5,521	—	562	(3,910)	2,173

	$5,627	$—	$562	$(4,016)	$2,173

        Asset Impairment Charge.    During the three months ended June 30, 2002, we incurred no asset impairment charges. During the six months ended June 30, 2002, we identified $24,000 of fixed assets that had no future value to us and are no longer in active use, and accordingly recorded an asset impairment charge of $24,000 for the six months ended June 30, 2002. During the three and six months ended June 30, 2001, we restructured operations to reduce operating expenses, including closing several facilities, and recorded related asset impairment charges of $588,000 and $3.7 million, respectively, for leasehold improvements, computer equipment, furniture and fixtures, and other assets that we determined had no future value to us and were no longer in active use.

        First Half 2002 Restructuring Charges.    During the three and six months ended June 30, 2002, we incurred restructuring charges of $562,000, related to adjustments made to prior restructuring estimates. The adjustments primarily resulted from higher facilities lease termination payments, and lower revised estimates of future facilities sublease income payments, than previously estimated.

        First Half 2001 Restructuring Charges.    During the three and six months ended June 30, 2001, we incurred restructuring charges of $1.2 million and $3.9 million, respectively, as part of our efforts to reduce operating expenses.

  Total Other Income (Expense), net

        Net total other income (expense) was $(172,000) for the three months ended June 30, 2002, as compared to $6,000 for the same period in 2001. For the six months ended June 30, 2002, net total other income (expense) was $(236,000) as compared to $13.6 million for the same period in 2001. Net total other income for the six months ended June 30, 2001 included a gain of approximately $13.4 million that we recognized on the sale of The LongView Group, Inc. to Linedata Services on March 15, 2001. Interest income decreased for the three and six months ended June 30, 2002 compared to the same periods in 2001 due to lower cash and cash equivalent balances. Other income decreased for the three and six months ended June 30, 2002 compared to the same periods in 2001, as we are recognizing less office sublease income in 2002 due to our having included the sublease income in our prior restructuring accruals.

  Provision for Income Taxes

        The provision for income taxes was $7,000 for the three months ended June 30, 2002 as compared to a provision of $379,000 for the same period in 2001. The benefit for income taxes was $501,000 for the six months ended June 30, 2002 as compared to a provision of $2.8 million for the same period in 2001. The benefit for the six months ended June 30, 2002 relates primarily to recently enacted tax legislation that enabled reversing accrued Federal alternative minimum taxes from 2001. The provision for the six months ended June 30, 2001 is primarily for income taxes on the gain from our sale of The LongView Group, Inc. and foreign taxes.

        At June 30, 2002, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets.

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

        We use completion percentage assumptions to determine if a contract is in a loss position. Variances between management's estimates and actual results may result in larger teams and longer delivery schedules, which impacts the profitability of the project. These variances result in adjustments to our results of operations and financial position due to the change in a project's profit or loss projections. We also use these estimates to determine if the project end-date schedule is within the timeline of the project guarantee. Variances between management's judgment and actual results may result in significant adjustments having to be made to our results of operations and financial position, including potentially having to refund fees previously paid to us for a project. We are currently in a loss position on our on-going fixed-price contract. At June 30, 2002, we had accrued $199,000 for estimated losses we expect to incur while completing the project.

        We recognize time-and-materials revenue at the lowest point in the range of estimated profit margin, which represents our best estimate of the profit to be achieved. Variances may occur if we are unable to collect time-and-material billings or if we grant concessions to time-and-material customers in order to sell additional business or collect cash under the contract. These variances between management's estimate of the lowest point in the range of estimated profit margin and actual results may result in a significant adjustment to our results of operations and financial position.

        We continue to review projects each quarter to reassess the status of each project and to verify the related completion percentage and project profit or loss projections. Although we believe that we have made all appropriate adjustments to properly reflect the completion percentage and status of contracts in process at June 30, 2002, we cannot be certain that future adjustments will not be required.

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

Liquidity and Capital Resources

        During the first half of 2002, we continued to seek to improve our cash flow through a variety of means, including carefully managing our accounts receivable and generating additional cash inflows wherever possible from our existing customer base, and continuing to reduce our operating cash outflows wherever possible. We have reduced quarterly operating cash outflows by over 60% from the first quarter of 2001 to the second quarter of 2002.

        Net cash used in operating activities was $8.6 million for the six months ended June 30, 2002 as compared to $22.7 million for the same period in 2001. The decrease in cash flows used in operating activities results primarily from the significant restructuring actions we have taken to reduce our operating costs.

        Net cash provided by investing activities was $6.0 million for the six months ended June 30, 2002 as compared to $21.7 million for the same period in 2001. During the six months ended June 30, 2002, we sold two buildings and related land in San Rafael, California for proceeds of $2.4 million (before repayment of related notes payable). The decreases to restricted cash for the six months ended June 30, 2002, were primarily for $3.5 million we released to landlords in connection with termination of office leases in San Francisco, California, and Chicago, Illinois; and approximately $500,000 used by our Salt Lake City, Utah landlord for leasehold improvements as required in the related lease. During the six months ended June 30, 2001, we sold The LongView Group, Inc. to Linedata Services for net proceeds of $28.1 million. The additions to restricted cash for the six months ended June 30, 2001, were for deposits to secure letters of credit in the amount of $3.5 million, and $2.9 million held in escrow as required by our agreement with Linedata Services.

        Net cash used in financing activities was $3.7 million for the six months ended June 30, 2002 as compared to $3.0 million for the same period in 2001. Net cash used by financing activities for the six months ended June 30, 2002 was primarily for repayment of notes payable related to our sale of two buildings and related land in San Rafael, California; and principal payments on other notes and capital leases. Net cash used by financing activities for the six months ended June 30, 2001 resulted primarily from principal payments on notes and capital leases of $3.5 million.

        While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent auditors' report on our December 31, 2001 financial statements, prepared by KPMG LLP, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern.

        We have made significant progress reducing operating cash outflows during 2001 and 2002. We reduced quarterly operating cash outflows by over 60% from the first quarter of 2001 to the second quarter of 2002. However, we have been operationally cash flow negative for the years ended December 31, 2001 and 2000, and the six months ended June 30, 2002. This ongoing negative cash flow has continued to place a burden on us to obtain cash infusions beyond those generated from normal operations and there can be no assurance that we will be able to generate positive cash flow in the future.

        On March 1, 2002, we renewed our existing errors and omissions insurance policy. However, this policy does not cover our current customer dispute and we can give no assurance that it will cover future customer claims. See "Legal Proceedings" for more information.

        We continue to seek additional sources of financing such as new sales to existing and new customers, asset sales, or equity financing, to sustain our operations. In February 2002, we entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC ("Fusion Capital"), in connection with a private equity line financing transaction pursuant to which we may offer and sell to Fusion Capital up to $10,000,000 of our Common Stock, over a period of up to 40 months. As a condition to Fusion Capital's obligation to make purchases under the Purchase Agreement, the Common Stock to be offered and sold to Fusion Capital must be registered in an effective registration statement with the Securities and Exchange Commission. Once the registration statement is effective, we may make draws under the equity line, and can elect to draw up to $250,000 per month so long as our stock price exceeds $0.25 (below which we may not make draws). Our stock has recently traded below $0.25 per share and we are considering whether to file the registration statement. The Purchase Agreement required the registration statement to be filed by March 29, 2002. Consequently, Fusion Capital may elect to cancel the Purchase Agreement.

        We are also pursuing other sources of equity financing, and the possibility of converting some existing debt obligations to equity, to improve our cash position.

        If we are unsuccessful in our efforts to obtain financing, convert debt to equity, or generate sufficient cash flow to continue operations in the near term, we expect our cash balance to drop below the levels needed to continue operations through the next few months.

Disclosure about Contractual Obligations and Commercial Commitments

        The following table sets forth certain contractual obligations recorded in the condensed consolidated financial statements and summary information is presented in the following table (in thousands):

	As of June 30, 2002
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Notes Payable	$1,823	$1,424	$—	$—	$3,247
Capital Lease Obligations	2,967	463	—	—	3,430
Real Estate Operating Leases	4,170	9,064	5,284	12,342	30,860
Other Long Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$8,960	$10,951	$5,284	$12,342	$37,537

Real Estate Lease Obligations

        The real estate operating leases above include $5.0 million of restructured real estate lease obligations that have not been reduced by $1.8 million of sublease income due from sublease tenants. In the Condensed Consolidated Balance Sheet at June 30, 2002, these obligations are included in accounts payable and accrued liabilities, net of the related sublease income.

        In addition to the Contractual Obligations shown in the table above, we have the following other commitments:

Standby Letters of Credit

        During the three months ended June 30, 2002, in connection with our termination of office leases in San Francisco, California, and Chicago, Illinois, we released to the landlords $3.5 million previously held as restricted cash to support these leases, and terminated the related $3.5 million of stand-by letters of credit. We have remaining stand-by letters of credit totaling $165,000 which will terminate by December 31, 2003. These letters of credit have not been drawn upon at June 30, 2002.

Guarantees

        As of June 30, 2002, we had one remaining guaranteed fixed-price contract, and one other contract subject to a guarantee. We have received cash payments from these contracts totaling $15.0 million through June 30, 2002 that are subject to potential refund under the related guarantees. We believe that the application and required deliveries under the contracts will comply with the contractual terms of our customer agreements; however, these guarantees represent a risk to us.

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

        In November 2001, the FASB issued an announcement, Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred. The announcement requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, we netted reimbursements received for out of pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. The announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for the prior year are to be reclassified to comply with the guidance in the announcement. We adopted this announcement on January 1, 2002. The adoption of this announcement resulted in increased revenues and expenses by the same amount in each period of $425,000 and $882,000 for the three months ended June 30, 2002 and 2001, respectively, and $559,000 and $1.7 million for the six months ended June 30, 2002 and 2001, respectively.

        In May 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 makes technical corrections to some existing pronouncements. We are required to adopt the provisions related to the rescission of Statements 4 and 64 on January 1, 2003, and for all transactions entered into beginning May 15, 2002 adopt the provision related to the amendment of Statement 13. We are currently evaluating this statement but do not expect that it will have a material effect on our business, results of operations, financial position, or liquidity.

        In July 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. We are required to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. We are currently evaluating the impact of this statement on our future business, results of operations, financial position, or liquidity.

Factors that May Affect Future Results and Market Price of Stock

        We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

  If we are unable to generate sufficient cash flow from operations, or secure additional sources of financing, we will be unable to continue operations as a going concern

        While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent auditors' report on our December 31, 2001 financial statements, prepared by KPMG LLP, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern. Our business model relies upon generating new sales to existing and new customers and receiving payments from existing customers. If we do not generate sufficient new sales and receive payments from existing customers, we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations. We were unable to raise additional capital during the year ended December 31, 2001, or the six months ended June 30, 2002. We will continue to seek additional capital to finance our operations through 2002. However, there can be no assurance that these efforts will prove successful.

  Our future prospects are difficult to evaluate

        In light of our operating results for recent periods and the national economic downturn in the technology sector, it is difficult to evaluate our future prospects. There can be no assurance that we will be able to successfully complete any current or new projects. In the past we received customer complaints concerning some of our projects. Although we have substantially changed the business model under which we sold and delivered business which generated customer complaints, we cannot be certain that we will not receive more customer complaints in the future. Additionally, our failure to successfully complete any current or new projects may have a material adverse impact on our financial position and results of operations. We cannot be certain that our business strategy will succeed.

  We continue to experience difficulty in securing future customer revenue

        We believe that some prospective customers are delaying and canceling purchase decisions as a result of the litigation and customer disputes against us, the decline in our stock price, our financial condition including our operating losses for the last several quarters, our lack of new capital, and the national economic downturn in the technology sector. There is no assurance that we will be able to convince prospective customers to purchase products or services from us or that any customer revenue that is achieved can be sustained. If we are unable to obtain future customer revenue, our operations, financial condition, liquidity, and prospects will be materially and adversely affected, and we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations.

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

        Our new errors and omissions insurance policy, which we renewed on March 1, 2002, is in the form of an industry standard software errors and omissions policy. As such, it only covers software errors and omissions that occur after the delivery of software and excludes contractual disputes such as cost and time related guarantees. We have previously had contractual disputes related to our guarantees. While we have substantially changed our business model and no longer offer the TenFold Guarantee, no assurance can be given that we will not be subject to these types of claims in the future. In the event that liabilities from claims are not covered by or exceed our errors and omissions coverage, our business, results of operations, financial position, or liquidity could be materially and adversely affected.

  We are substantially dependent on a small number of large customers, including our primary customer, Allstate, and the loss of one or more of these customers may cause revenues and cash flow to decline

        We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of large customers. For the six months ended June 30, 2002, Allstate accounted for 61 percent of our total revenues. If Allstate significantly reduces the amount of business it conducts with us, our business, results of operations, financial position and liquidity could be materially and adversely affected. The loss of any of our large customers, without their replacement by new large customers, could have an adverse effect on our revenues and cash flow. We lost several customers during the years ended December 31, 2001 and 2000. In the future, revenues from a single customer or a few large customers may constitute a significant portion of our total revenues and cash inflows in a particular quarter. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not purchase licenses or services from us in a subsequent year. In addition, if a customer is involved in a corporate reorganization or business combination, that fact may delay a decision to hire us or cause the customer to choose not to purchase licenses or services in a given year. Replacing the loss of a large customer is unpredictable, as we have not signed a significant contract with a new customer in over a year. Fifty-six percent of our 2001 revenues were derived from three customers; the largest of the three customers in 2001 is not expected to produce significant revenue or cash flow during 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" generally for more information concerning our customers and revenues.

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

  Our settlements with Perot Systems and Cedars-Sinai require that if we do not meet certain obligations their claims may be re-instated or re-asserted, and if this were to happen and we suffer adverse judgments, our operating results could suffer

        Our settlements with Perot Systems and Cedars-Sinai require that we perform and meet certain obligations. If we are unable to or do not perform or meet these obligations, Perot Systems and Cedars-Sinai may re-instate or re-assert their respective claims against us. If either Perot Systems or Cedars-Sinai were to re-instate or re-assert their respective claims, an unfavorable outcome of the matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

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

  Our historical guaranteed fixed-price, fixed-time contracts have had and may continue to have an adverse impact on our financial results

        Prior to 2001, an important element of our strategy was to enter into fixed-price, fixed-time contracts, rather than time-and-materials contracts. These contracts involved risk because in certain instances they required us to absorb possible cost overruns and, if we failed to meet our performance obligations, may have required us to satisfy our performance guarantee. Historically, we offered the "TenFold Guarantee" by which we guaranteed that we would complete our projects within a fixed time or the customer had the option to return the software and receive a refund of any fees paid under the contract. For fixed-price contracts, we recognized license fees related to the application and the application development service fees over time as we performed the services, using the percentage-of-completion method of accounting. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan has caused us to have lower margins or to suffer a loss on some projects, which has negatively impacted our operating results. In specific circumstances, we were required to commit unanticipated additional resources to complete projects. Beginning in the fourth quarter of 2000, we no longer offer the TenFold Guarantee as a standard part of our contracts. As of June 30, 2002, we had one remaining guaranteed fixed-price contract, and one other contract subject to a guarantee. We have received cash payments from these contracts totaling $15.0 million through June 30, 2002 that are subject to potential refund under the related guarantees.

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

  Our sales cycle is lengthy and subject to delays and these delays could cause our operating results to suffer

        We believe that a customer's decision to purchase our software involves a significant commitment of resources and is influenced by customer budget cycles. To successfully sell our products, we generally must educate our potential customers regarding the use and benefit of our products, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy budgeting, approval, and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between three to twelve months from initial contact with a potential customer to the signing of a contract. In addition, the national economic downturn and the events of September 11, 2001 have caused current and potential customers to delay or change their purchasing decisions. Sales delays could cause our operating results to vary widely. We have recently experienced sales delays due to longer than expected sales cycles, which we believe contributed to lower than expected revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" generally for more information concerning our customers and revenues. There can be no assurance that we will not experience sales delays in the future. In addition, we face a challenging sales environment and there can be no assurance that we will have sales in the future.

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

  International political and economic uncertainty could have an adverse impact on our business and on our operating results

        Revenues from customers located in the United Kingdom and Argentina were 28% and 26% of total revenues during 2001 and for the six months ended June 30, 2002, respectively. The international political and economic uncertainty caused by the events of September 11, 2001 and the ongoing war on terrorism may adversely impact our ability to continue existing relationships with our foreign customers and to develop new business abroad.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk.    As of June 30, 2002, we had cash and cash equivalents of $4.2 million and $2.0 million in restricted cash. All of the cash equivalents consist of highly-liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the June 30, 2002 rates would cause the fair value of these investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and institutions, and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instruments. An increase or decrease in interest rates would not significantly increase or decrease our interest expense on debt obligations, as the majority of our debt obligations have fixed interest rates. TenFold does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

        Currency Risk. A portion of our operations consists of applications development and sales activities in the United Kingdom. These transactions are primarily denominated in British pounds. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of revenues in the United Kingdom decreases. When the U.S. dollar weakens against the British pound, the value of revenues in the United Kingdom increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the June 30, 2002 rate would cause the fair value of such monetary assets and liabilities in the United Kingdom to change by approximately $75,000. We are not currently engaged in any foreign currency hedging activities.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        See Part I, Item 1, Note 8 of Notes to Condensed Consolidated Financial Statements for a description of legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

        On February 26, 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital has agreed to purchase in cash, on each trading day during the term of the agreement, $12,500 of our common stock up to an aggregate, under certain conditions, of $10 million. We have issued 632,911 shares to Fusion Capital as part of its commitment fee, and up to 316,456 additional shares are issuable to Fusion Capital in the future as part of its commitment fee. Under the common stock purchase agreement, the purchase price per share is equal to the lesser of: the lowest sale price of our common stock on the purchase date; or the average of the three lowest closing sale prices of our common stock during the ten consecutive trading days prior to the date of a purchase by Fusion Capital. As a condition to Fusion Capital's obligation to make purchases under the Purchase Agreement, the Common Stock to be offered and sold to Fusion Capital must be registered in an effective registration statement with the Securities and Exchange Commission. Once the registration statement is effective, we may make draws under the equity line, and can elect to draw up to $250,000 per month so long as our stock price exceeds $0.25 (below which we may not make draws). Our stock has recently traded below $0.25 per share and we are considering whether to file the registration statement. The Purchase Agreement required the registration statement to be filed by March 29, 2002. Consequently, Fusion Capital may elect to cancel the Purchase Agreement.

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

Item 4. Submission of Matters to a Vote of Security Holders

        TenFold's annual meeting of stockholders was held on June 19, 2002, in Sandy, Utah. A total of 32,275,288 shares (approximately 86% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each were:

  Election of three directors to hold office until the 2004 Annual Meeting of Stockholders: Nancy M. Harvey—32,170,754 shares cast for election and 104,534 shares withheld; Robert W. Felton—32,186,966 shares cast for election and 88,322 shares withheld; Ralph W. Hardy, Jr.—32,193,004 shares cast for election and 82,284 shares withheld. The terms of the following directors continued after the meeting: Jeffrey L. Walker and Kay R. Whitmore.

  Ratification of the selection of KPMG LLP as independent auditors of TenFold for the fiscal year ended December 31, 2002—32,245,242 shares cast for ratification, 21,161 shares cast against ratification, and 8,885 shares abstained.

  Approval of the 1999 Stock Plan—31,857,192 shares cast for approval, 394,256 shares cast against approval, and 23,840 shares abstained.

        There were no broker non-votes for the matters voted upon.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Number	Description
10.1	Lease Termination Agreement between TenFold Corporation and EOP-150 California Street, L.L.C.
10.2	Lease Agreement between TenFold Corporation and EOP-150 California Street, L.L.C.
10.3	Lease Termination Agreement between TenFold Corporation and 200 South Wacker Drive, L.L.C.
10.4	Amendment to Lease Agreement between TenFold Corporation and Boyer Jordan Valley 1, L.C.
10.5#	Amendment to Employment Agreement between TenFold Corporation and Nancy M. Harvey.
10.6	Amendment to Employment Agreement between TenFold Corporation and Michelle Moratti.
10.7**	Master Software License and Services Agreement, as amended, between TenFold Corporation and Allstate Insurance Company.
11*	Computation of Shares used in Computing Basic and Diluted Net Income (Loss) Per Share.
99.1	Certification By Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
99.2	Certification By Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*
Incorporated by reference to "Notes to Condensed Consolidated Financial Statements" herein

**
Portions of this exhibit have been omitted pursuant to a request for confidential treatment

#
Indicates management contract or compensatory plan or arrangement

(b)
Reports on Form 8-K

  None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENFOLD CORPORATION
By:	/s/ NANCY M. HARVEY Nancy M. Harvey President and Chief Executive Officer
By:	/s/ JONATHAN E. JOHNSON III Jonathan E. Johnson III Executive Vice President and Chief Financial Officer
By:	/s/ WYNN K. CLAYTON Wynn K. Clayton Chief Accounting Officer and Corporate Controller

Date: August 14, 2002

QuickLinks

INDEX
FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
TENFOLD CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited)
TENFOLD CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
TENFOLD CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
TENFOLD CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES