Form 10-Q
period 2002-09-30
TENFOLD CORP /UT
filed 2002-11-19
CIK 1051118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(801) 495-1010
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

As of October 31, 2002, there were 37,342,080 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. Our future prospects are difficult to evaluate. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include: ability to generate sufficient cash flow or secure additional sources of financing; future customer revenue; if we file for bankruptcy protection or sell all or substantially all of our assets it is unlikely that existing shareholders would receive any value for their shares.; our errors and omissions insurance coverage may not cover contractual disputes; defects or other limitations in our software; complaints filed by customers, shareholders, or other third parties and other litigation or disputes; inability or failure to meet certain contractual obligations; variability of quarterly operating results; ability to adequately anticipate employee and resource utilization rates; lengthy and variable sales cycles; dependence on a small number of customers; revenues have historically come from a small number of vertical industries; ability to divest vertical applications products; ability to license the Universal Application; attraction, training, and retention of employees and key management; protection of intellectual property; international political and economic uncertainty; a majority of our stock is owned by a few persons; anti-takeover provisions in our charter documents; and other competitive factors. Such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by TenFold Corporation with the Securities and Exchange Commission, including but not limited to, the most recent reports on Forms 10-Q and 10-K. Some of these factors are described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Market Price of Stock.”

PART I.    FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
TENFOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$2,422	$10,969
Accounts receivable, (net of allowances for doubtful accounts of $356 and $955, respectively)	898	1,828
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $1,320, respectively)	53	8
Prepaid expenses and other assets	410	579
Income taxes receivable	17	48
Assets held for sale	—	1,956
Other assets, (net of allowances of $156 and $182, respectively) (Note 8)	8,095	1,216

Total current assets	11,895	16,604
Restricted cash	159	6,082
Property and equipment, net	3,019	4,357
Due from stockholders, (net of allowances of $400 and $800, respectively)	—	—
Other assets	283	433

Total assets	$15,356	$27,476

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,350	$1,506
Income taxes payable	1,743	2,307
Accrued liabilities	6,318	13,072
Deferred revenue	22,366	23,564
Current installments of obligations under capital leases	2,917	2,770
Current installments of notes payable	2,992	6,154
Other current liabilities (Note 8)	7,956	1,569

Total current liabilities	45,642	50,942

Long-term liabilities:
Obligations under capital leases, excluding current installments	—	1,809
Other long-term liabilities	25	69

Total long-term liabilities	25	1,878

Contingencies (Note 8)
Stockholders’ deficit:
Common stock, $0.001 par value:
Authorized: 120,000,000 shares
Issued and outstanding shares: 37,342,080 shares at September 30, 2002 and 36,812,462 shares at December 31, 2001	37	37
Additional paid-in capital	66,002	66,112
Notes receivable from stockholders, (net of allowances of $534 and $786, respectively)	(284)	(377)
Deferred compensation	(174)	(579)
Accumulated deficit	(95,413)	(89,938)
Accumulated other comprehensive loss	(479)	(599)

Total stockholders’ deficit	(30,311)	(25,344)

Total liabilities and stockholders’ deficit	$15,356	$27,476

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
License	$33	$748	$183	$7,844
Subscription	4,315	—	10,428	—
Services and other	3,745	10,083	9,307	37,413

Total revenues	8,093	10,831	19,918	45,257

Operating expenses:
Cost of revenues	2,626	3,169	10,238	23,644
Sales and marketing	624	683	1,757	4,973
Research and development	2,015	2,652	5,291	10,695
General and administrative	1,702	2,021	6,582	9,457
Amortization of goodwill and acquired intangibles	—	—	—	962
Special charges	1,140	911	1,726	8,472

Total operating expenses	8,107	9,436	25,594	58,203

Income (loss) from operations	(14)	1,395	(5,676)	(12,946)

Other income (expense):
Interest income	37	147	200	619
Interest expense	(140)	(304)	(526)	(949)
Other income	45	124	151	485
Gain (loss) on sale of The LongView Group, Inc.	—	(1,002)	(120)	12,361

Total other income (expense), net	(58)	(1,035)	(295)	12,516

Income (loss) before income taxes	(72)	360	(5,971)	(430)
Provision (benefit) for income taxes	5	209	(496)	2,960

Net income (loss)	$(77)	$151	$(5,475)	$(3,390)

Basic earnings (loss) per common share	$(0.00)	$0.00	$(0.15)	$(0.10)

Diluted earnings (loss) per common share	$(0.00)	$0.00	$(0.15)	$(0.10)

Weighted average common and common equivalent shares used to calculate earnings (loss) per share:
Basic	37,337	35,648	37,216	35,523

Diluted	37,337	38,288	37,216	35,523

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,475)	$(3,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax provision (benefit)	—	407
Amortization of goodwill and acquired intangibles	—	962
Depreciation and amortization	2,126	4,550
Impaired assets charge	24	3,785
Provision (reversal) to bad debt reserve	(77)	89
Amortization of deferred compensation	136	698
Compensation expense related to stock options	—	43
(Gain) loss on sale of The LongView Group, Inc.	120	(13,948)
Changes in operating assets and liabilities:
Accounts receivable	1,073	(226)
Unbilled accounts receivable	(45)	(996)
Prepaid expenses and other assets	(7,375)	(150)
Accounts payable	(158)	(6,206)
Income taxes payable	(533)	2,584
Accrued liabilities	(6,814)	1,382
Deferred revenues	(1,172)	(16,135)
Other liabilities	6,355	(158)

Net cash used in operating activities	(11,815)	(26,709)

Cash flows from investing activities:
Proceeds from sale of property and equipment	2,386	—
Additions to property and equipment	(492)	—
(Additions) decreases to restricted cash	5,923	(6,298)
Net proceeds from sale of The LongView Group, Inc.	—	28,292

Net cash provided by investing activities	7,817	21,994

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	13	533
Proceeds from common stock issuance	251	–
Exercise of common stock options	14	60
Repurchase of common stock	(119)	–
Principal payments on notes payable	(3,162)	(2,149)
Notes receivable from stockholders	—	(140)
Payments of notes receivable from stockholders	161	232
Principal payments on obligations under capital leases	(1,662)	(1,966)

Net cash used in financing activities	(4,504)	(3,430)

Effect of exchange rate changes	(45)	(238)

Net decrease in cash and cash equivalents	(8,547)	(8,383)
Cash and cash equivalents at beginning of period	10,969	13,854

Cash and cash equivalents at end of period	$2,422	$5,471

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$65	$559
Cash paid for interest	$435	$609

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements included herein have been prepared by TenFold Corporation (“TenFold”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the prior periods’ financial statements to conform to the current period’s presentation. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2002.

This report should be read in conjunction with TenFold’s audited Consolidated Financial Statements for the year ended December 31, 2001 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

TenFold’s financial statements have been prepared under the assumption that TenFold will continue as a going concern. The independent auditors’ report on our December 31, 2001 financial statements, prepared by KPMG LLP, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern. TenFold has been operationally cash flow negative for the years ended December 31, 2001 and 2000, and the three and nine months ended September 30, 2002. This ongoing negative cash flow has continued to place a burden on TenFold to obtain cash infusions beyond those generated from normal operations. TenFold continues to seek additional sources of financing such as new sales to existing and new customers, asset sales or equity financing, to sustain its operations. TenFold is overdue in paying various creditors, including significant amounts owed to equipment lessors, and landlords of unoccupied office leases. TenFold is in active discussions to reduce or eliminate many of these liabilities. If TenFold is unable to satisfactorily negotiate the elimination or reduction of these liabilities, it may require TenFold to seek to reorganize the company under Chapter #11 of the US Bankruptcy Code, to restructure most or all of these remaining liabilities and then emerge with a much lower on-going cash outflow burden.

2.    Revenue Recognition

TenFold derives revenues from license fees, subscription fees, applications development and implementation services, support, and training services. License revenues consist of fees for licensing the Universal Application as a tool, and license fees for the applications that TenFold owns and resells. Subscription revenue consists of fees for licensing the Universal Application, licensing new product releases of TenFold’s ComponentWare, providing related time-and-material consulting, training, and support services during a subscription period. Service revenues consist of fees for applications development and implementation, support and training.

TenFold follows the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, and Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, in recognizing revenue under each of its contracts.

TenFold generally enters into contracts that involve multiple elements, such as software products, enhancements, post–contract customer support, training, and time-and-material services. TenFold allocates a portion of the contract fee to each undelivered element based on the relative fair values of the elements and allocates the fee for delivered software products using the residual method.

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

For certain contracts, including a subscription to future software products when and if they become available, TenFold recognizes the fees for the software products ratably over the subscription term beginning with delivery of the first software product. For contracts that include a service element for which the fair value is undeterminable, and the contract includes a subscription to new product releases on a “when and if available basis,” TenFold recognizes the entire contract fee ratably over the subscription period as subscription revenue.

TenFold’s deferred revenue balance generally results from contractual commitments made by customers to pay amounts to TenFold in advance of revenues earned. TenFold’s unbilled accounts receivable represents revenue that TenFold has earned but which TenFold has not yet billed.

3.    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Numerator for basic earnings (loss) per share—net income (loss) available to common stockholders	$(77)	$151	$(5,475)	$(3,390)

Numerator for diluted earnings (loss) per share	$(77)	$151	$(5,475)	$(3,390)

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	37,337	35,648	37,216	35,523

Employee stock options	—	2,640	—	—

Denominator for diluted earnings (loss) per share	37,337	38,288	37,216	35,523

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.00)	$0.00	$(0.15)	$(0.10)

Diluted earnings (loss) per common share	$(0.00)	$0.00	$(0.15)	$(0.10)

Employee stock options of 12,543,186 outstanding during the three and nine months ended September 30, 2002, that have a weighted average exercise price of $2.80, that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods.

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

4.    Restricted Cash

Restricted cash relates to $66,000 held as collateral for TenFold’s letter of credit obligations used to secure a lease on office space in Dallas, Texas; and $93,000 held to support various other accounts payable activities.

During the three months ended September 30, 2002, in connection with TenFold’s termination of excess office space capacity in Salt Lake City, Utah, TenFold released to the landlord $1.5 million previously held as restricted cash to support these leases. See Notes 7 and 9 for more information.

5.    Comprehensive Income (Loss)

Comprehensive loss for the three and nine months ended September 30, 2002 and 2001, ignoring the insignificant impact of taxes on foreign currency translation, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(77)	$151	$(5,475)	$(3,390)
Foreign currency translation	(5)	94	120	283

Comprehensive income (loss)	$(82)	$245	$(5,355)	$(3,107)

6.    Income Taxes

The provision for income taxes for the three months ended September 31, 2002 relates primarily to foreign taxes. The benefit for income taxes for the nine months ended September 30, 2002 relates primarily to reversing accrued Federal alternative minimum taxes from 2001 due to recently enacted tax legislation. No tax benefit was recorded during the nine months ended September 30, 2002 for TenFold’s net operating losses.

The valuation allowance as of September 30, 2002 was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of deferred tax assets.

7.    Commitments

TenFold has commitments under long-term operating leases, principally for office space and computer equipment. Future minimum lease payments under non-cancelable operating leases, in excess of one year and excluding amounts accrued as part of restructurings, at September 30, 2002 are as follows (in thousands):

Year	Amount
Q4 2002	$430
2003	542
2004	553
2005	565
2006	577
Thereafter	540

Total minimum lease commitments	$3,207

In 2000, TenFold entered into a 10-year lease for 105,068 square feet of office space in South Jordan, Utah. The lease commenced in March 2002. This lease is an operating lease. In April 2002, TenFold negotiated with the developer to extend the term of the lease to eleven years and to reduce its monthly payment obligations for the first year. During the three months ended September 30, 2002, TenFold negotiated a termination of the unoccupied portions of this lease reducing the square footage leased from 105,068 to 22,310 square feet, reducing the term from 11 years to 5 years, and reducing the rental rate per square foot. This reduced TenFold’s total base rent obligations (before operating expenses) under this lease by approximately $19 million over the term of the lease. As part of this transaction, TenFold released to the landlord $1.5 million previously held as restricted cash to support these leases.

Operating lease payment obligations for properties that have been restructured are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet at September 30, 2002. See Note 9 for more information.

TenFold has a stand-by letter of credit for $66,000, used to secure a lease on office space in Dallas, Texas, which will terminate by December 31, 2003. This letter of credit has not been drawn upon at September 30, 2002.

8.    Legal Proceedings and Contingencies

Resolved Disputes

During the quarter ended June 30, 2002, TenFold settled disputes with Cedars-Sinai Medical Center and Perot Systems. In neither of these settlement agreements did any party admit liability.

Cedars-Sinai Medical Center

On April 30, 2002, TenFold and Cedars-Sinai entered into a number of agreements, including a Settlement Agreement, which provide a basis to resolve a dispute between the parties and beneficially restructure the relationship between the parties. The Settlement Agreement provides for a three-phased release of Cedars-Sinai’s alleged claims against TenFold, a release of TenFold’s potential claims against Cedars-Sinai and a restructuring of the parties’ business arrangement. As part of the resolution, Cedars-Sinai assumed the obligations of completing the Patient Care Expert (“PCX”) application facilitated in part by the transfer of employees from TenFold to Cedars-Sinai. That application build was completed in July 2002. Cedars-Sinai took PCX into production in October 2002 and is in the process of continuing to rollout the application. TenFold will continue to provide Universal Application license rights and support to Cedars-Sinai. Under the agreements, TenFold will also provide certain Universal Application training to Perot Systems Corporation (“Perot”), an interested party to the original transaction, and a continuing participant in the restructured venture. As part of the arrangement, TenFold also granted a subsidiary of Cedars-Sinai a license to resell the Universal Application in connection with their selling the PCX application in the hospital and healthcare provider market globally. On May 14, 2002, Cedars-Sinai sent a letter rejecting certain Universal Application modification work delivered by TenFold as part of Phase I of the Settlement Agreement. On June 7, 2002, Cedars-Sinai sent another letter agreeing to consider TenFold’s position relative to Univeral Application modifications. The Universal Application modifications challenged by Cedars-Sinai are in use in the application now in production. On May 15, 2002, Cedars-Sinai sent a separate letter alleging certain breaches of the Settlement Agreement. TenFold has denied the alleged breaches and the parties continue to work to document resolution of their disputes. Should TenFold fail to meet certain obligations under the Settlement Agreement, Cedars-Sinai may reassert certain claims against TenFold.

Should Cedars-Sinai fail to meet certain obligations under the Settlement Agreement, TenFold may reassert certain claims against Cedars-Sinai. If Cedars-Sinai were to reassert its claims, an unfavorable outcome of the matter may have a material adverse impact on TenFold’s business, results of operations, financial position, or liquidity.

Perot Systems

On April 30, 2002, TenFold and Perot entered into a number of agreements, including a Compromise and Settlement Agreement, resolving a dispute between the parties and beneficially restructuring the relationship between the parties. As part of the resolution, Perot agreed to withdraw the demand for arbitration without prejudice and TenFold provided Perot with a limited license to the Universal Application and agreed to provide Perot with certain Universal Application training. Perot also agreed to issue a general release to TenFold, which would include the arbitration claim, when TenFold has provided the Universal Application training to Perot and met other conditions precedent relating to the Cedars-Sinai project noted above. TenFold continues to fulfill its agreements with Perot. The first group of Perot trainees is expected to complete their six month on-the-job training by January 15, 2003. If we continue to fulfill our agreements with Perot, the other conditions precedent will be met by January 16, 2003. If TenFold fails to meet certain obligations, Perot may reinstate its demand for arbitration. If the Perot fails to meet certain obligations, TenFold may seek damages. If Perot were to reinstate its demand for arbitration, an unfavorable outcome of the matter may have a material adverse impact on TenFold’s business, results of operations, financial position, or liquidity.

Unresolved Customer Dispute

TenFold has one unresolved customer dispute.

SkyTel

In March 2001, SkyTel Communications, Inc. (“SkyTel”) orally informed TenFold of its intent to terminate the Master Software License and Services Agreement between SkyTel and TenFold (the “SkyTel Agreement”). On May 15, 2001, SkyTel sent TenFold a letter purporting to terminate the SkyTel Agreement based on TenFold’s alleged material breach of the SkyTel Agreement. SkyTel’s letter also demands a refund of approximately $11 million paid by SkyTel. On September 24, 2001, SkyTel filed a complaint against TenFold in the First Circuit Court of the First Judicial District of Hinds County, Mississippi. SkyTel seeks monetary damages of at least $17.5 million, plus other damages it may prove at trial, together with pre- and post-judgment interest, attorneys’ fees and expenses and costs. On November 13, 2001, TenFold filed an answer denying the material allegations of the complaint. TenFold also filed a counterclaim for unpaid fees and SkyTel’s disclosure of confidential information. TenFold’s counterclaim seeks damages of at least $7 million and punitive damages of at least $10 million. The total contract value involved in this customer dispute is approximately $17.6 million, of which $11.4 million has been received by TenFold to date. An unfavorable outcome of this matter may have a material adverse impact on TenFold’s business, results of operations, financial position, or liquidity. During 2002, TenFold has recognized no revenue from the SkyTel Agreement. For the three months ended September 30, 2001 TenFold recognized no revenue from the SkyTel Agreement, and recognized $263,000 for the nine months ended September 30, 2001.

The parties stayed discovery and attempted negotiations to settle the dispute. However, resolution has been impeded by the bankruptcy filing of SkyTel’s parent company, WorldCom, Inc. Based on negotiations, TenFold believes that a loss is probable. TenFold believes that the supplemental extended reporting period insurance policy covers some of the damages that may arise in the dispute. TenFold’s insurance carrier has authorized a settlement offer that has been communicated to SkyTel. TenFold has recorded an other current liability to SkyTel for the offer, and an other current asset for the receivable from the insurance carrier, in the accompanying balance sheet. Although, if the offer is accepted, the payment from the insurance carrier would be made directly from the insurance carrier to SkyTel and none of the funds would flow through TenFold. An unfavorable outcome in the matter may have a material adverse impact on

TenFold’s business, results of operations, financial position, or liquidity.

Summary and Insurance

As a result of the legal proceedings and contingencies noted above, TenFold has provided an allowance for doubtful accounts of $296,000 related to billed accounts receivable.

TenFold maintained errors and omissions and umbrella liability insurance coverage to protect itself in the event of claims for damages related to the performance of computer-related services or the failure to perform computer-related services that occurred after March 1, 1998, but prior to March 1, 2001. TenFold does not believe that the dispute with SkyTel will be covered by TenFold’s original errors and omissions and umbrella liability insurance coverage. However, TenFold also maintained a $2 million supplemental extended reporting period policy on one of TenFold’s prior errors and omissions liability policies. TenFold believes that this supplementary extended reporting insurance policy covers some of the types of alleged damages (but not unpaid or unbilled accounts receivable) claimed in the SkyTel dispute noted above, subject to the policy’s total limit, and the insurance carriers’ standard reservation of rights. TenFold also believes that this supplementary extended reporting insurance policy may cover the costs of legal defense of the SkyTel dispute, subject to the policy’s total limit, and any stated reservation of rights by the carrier regarding conditions or findings that might exclude coverage for a particular matter. TenFold has begun to use a portion of this supplemental extended reporting insurance policy in defending the SkyTel dispute. TenFold has reserved against certain of the billed accounts receivable related to the disputed amounts for which a loss is considered probable and estimable. An unfavorable outcome of any of these matters may have a material adverse impact on TenFold’s business, results of operations, financial position, or liquidity.

On March 1, 2001, TenFold secured an industry-standard, errors and omissions policy that covers claims made after March 1, 2001. TenFold renewed this policy on March 1, 2002. TenFold’s new policy excludes contractual related disputes such as cost and time guarantees, and only covers software errors or omissions that occur after the delivery of software. TenFold believes this policy provides adequate coverage for potential damages related to errors and omissions in TenFold’s delivered software.

Stockholder Matters

On or after August 12, 2000, six complaints were filed in the United States District Court of Utah alleging that TenFold and certain of TenFold’s officers violated certain federal securities laws. All six complaints were virtually identical and allege that 1) TenFold improperly recognized revenues on some of TenFold’s projects; 2) TenFold failed to maintain sufficient accounting reserves to cover the risk of contract disputes or cancellations; 3) TenFold issued falsely optimistic statements that did not disclose these accounting issues; and 4) TenFold insiders sold stock in early calendar year 2000 while knowing about these issues. On TenFold’s motion, the court consolidated the six complaints into one class action complaint. On May 1, 2001, the plaintiffs filed an amended consolidated complaint. TenFold filed a motion to dismiss the amended complaint on June 19, 2001. On March 19, 2002, the court granted TenFold’s motion to dismiss the amended complaint, but allowed the plaintiffs leave to make a motion to amend their complaint. The plaintiffs subsequently filed a motion to amend their complaint and TenFold filed a written response. The parties then reached an agreement for settlement of the action. The agreement calls for a payment by TenFold’s insurer of $5.9 million to a class of TenFold shareholders and their attorneys in return for a dismissal with prejudice of the actions and a release of all claims asserted in the actions. The court is scheduled to hear argument on final approval of the settlement on December 9, 2002. TenFold has recorded an other current liability to the plaintiffs for the settlement offer, and an other current asset for the receivable from the insurance carrier, in the accompanying balance sheet. Although, if the settlement is approved, the payment from the insurance carrier would be made directly from the insurance carrier to the plaintiffs and none of the funds would flow through TenFold. An unfavorable outcome in the matter may have a material adverse impact on TenFold’s business, results of operations, financial position, or liquidity.

On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of its officers and directors, and certain underwriters of TenFold’s initial public offering. An amended complaint was filed on April 24, 2002, which alleges, among other things, that the underwriters of TenFold’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of TenFold’s stock in the after-market subsequent to the initial public offering. TenFold defendants are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. TenFold is vigorously defending this action and expects that the costs of defense and/or resolution will be covered by insurance. Although no assurance can be given that this matter will be resolved in TenFold’s favor, TenFold believes that the resolution of this lawsuit will not have a material adverse effect on TenFold’s financial position, results of operations or cash flows. If this matter is not covered by insurance and if there is an unfavorable outcome, there may be a material adverse impact on TenFold’s business.

SEC Inquiry

On May 26, 2000, the United States Securities and Exchange Commission (“SEC”) issued a Formal Order Directing Private Investigation. The Order contained no specific factual allegations. Since February 2001, the SEC has taken testimony from several of TenFold’s independent auditors and current and former customers, executives and staff.

On March 20, 2002, TenFold and five of its current and former officers and employees received notices from the SEC’s Denver regional office indicating that the staff intends to recommend that the SEC commence fraud and non-fraud (books and records) enforcement proceedings against TenFold and these individuals. On November 14, 2002, the company’s directors voted to approve a settlement of the dispute with the SEC by consenting to entry of a judgment permanently enjoining the company from violating a number of anti-fraud and books-and-records provisions of the securities laws. The judgment will not provide for any monetary payments or penalties. The company expects that the SEC’s staff will shortly file a complaint against TenFold and several former officers and one current officer. The staff will simultaneously submit to the court the company’s consent to entry of judgment. The company’s consent will state that it neither admits nor denies the allegations contained in SEC’s complaint. Following entry by the court of the judgment consented to by the company, the litigation between the company and the SEC will end, and the company will be subject to the court’s permanent injunction against future violations of the securities laws.

9.    Special Charges

Special charges for the three months ended September 30, 2002 include restructuring charges of $1.1 million. Special charges for the nine months ended September 30, 2002 include restructuring charges of $1.7 million and a $24,000 asset impairment charge. Special charges for the three months ended September 30, 2001 include $776,000 in restructuring charge adjustments and a $135,000 asset impairment charge. Special charges for the nine months ended September 30, 2001 include a $4.7 million restructuring charge and a $3.8 million asset impairment charge.

Restructuring reserves are included in accounts payable and accrued liabilities at September 30, 2002. Detail of the restructuring charges as of and for the nine months ended September 30, 2002 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2001	New Charges	Adjustments	Utilized	Balance at September 30, 2002
Employee related	$106	$—	$—	$(106)	$—
Facilities related	5,521	1,140	562	(5,662)	1,561

	$5,627	$1,140	$562	$(5,768)	$1,561

Asset Impairment Charge.    During the three months ended September 30, 2002, TenFold incurred no asset impairment charges. During the nine months ended September 30, 2002, TenFold identified $24,000 of fixed assets that had no future value to TenFold and are no longer in active use, and accordingly recorded an asset impairment charge of $24,000 for the nine months ended September 30, 2002. During the three and nine months ended September 30, 2001, TenFold restructured operations to reduce operating expenses, including closing several facilities, and recorded related asset impairment charges of $135,000 and $3.8 million, respectively, for leasehold improvements, computer equipment, furniture and fixtures, and other assets that it determined had no future value to TenFold and were no longer in active use.

2002 Restructuring Charges.    During the three and nine months ended September 30, 2002, TenFold incurred restructuring charges of $1.1 million and $1.7 million, respectively, including $1.1 million, related to termination of the unoccupied portions of TenFold’s South Jordan Utah headquarters lease, and $562,000, related to adjustments made to prior restructuring estimates. The termination of the unoccupied portions of the South Jordan lease reduced the square footage leased from 105,068 to 22,310 square feet, reduced the term from 11 years to 5 years, and reduced the rental rate per square foot. This reduced TenFold’s total base rent obligations (before operating expenses) under this lease by approximately $19 million over the term of the lease. As part of this transaction, TenFold released to the landlord $1.5 million previously held as restricted cash to support these leases. The restructuring charge of $1.1 million is comprised of a charge of $1.5 million for release of the restricted cash, less the reversal of a prior rent accrual of $400,000 no longer needed under the terms of the restructured lease. The adjustments to prior restructuring estimates primarily resulted from higher facilities lease termination payments, and lower revised estimates of future facilities sublease income payments, than previously estimated.

2001 Restructuring Charges.    During the three and nine months ended September 30, 2001, TenFold incurred restructuring charges of $776,000 and $4.7 million, respectively, as part of its efforts to reduce operating expenses.

10.    Operating Segments

TenFold’s CEO reviews financial information on a consolidated basis, identical in format to the accompanying Consolidated Statements of Operations. TenFold consolidates revenue and expense information for all other business groups for internal and external reporting and for decision-making purposes. TenFold operates in a single operating segment, which is applications products and services.

Revenues from operations outside of North America were approximately 13 percent of total revenues for the three months ended September 30, 2002 as compared to 25 percent of total revenues for the same period in the prior year. For the nine months ended September 30, 2002, revenues from operations outside of North America were approximately 20 percent as compared to 28 percent of total revenues for the same period in the prior year. TenFold’s long-lived assets continue to be deployed predominantly in the United States.

Two customers accounted for 64 percent, and 18 percent of TenFold’s total revenues for the three months ended September 30, 2002, compared to three customers accounting for 18 percent, 14 percent, and 14 percent of TenFold’s total revenues for the same period in 2001. For the nine months ended September 30, 2002, two customers accounted for 62 percent, and 11 percent of TenFold’s total revenues, compared to two customers accounting for 27 percent, and 17 percent of TenFold’s total revenues for the same period in 2001. No other single customer accounted for more than 10 percent of TenFold’s total revenues for the three or nine months ended September

30, 2002, or the same periods in 2001.

11.    Acquisition and Disposition

On October 7, 1999, TenFold purchased the entire equity interest of Barclays California Corporation (“Barclays”) in its wholly owned subsidiary, The LongView Group, Inc. (“LongView”). On March 15, 2001, TenFold sold LongView for $29.0 million to Linedata Services. Accordingly, the operations of LongView have been included in the accompanying consolidated statements of operations for TenFold from the acquisition through March 15, 2001. The acquisition was accounted for using the purchase method of accounting. During the three months ended June 30, 2002, TenFold was notified by Barclays that it needed to reimburse Barclays for an office lease deposit Barclays had maintained for LongView. TenFold researched the matter and agreed to reimburse Barclays $120,000 for the office lease deposit, and reflected this obligation as a reduction of its gain on sale of LongView.

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

On October 19, 2002, TenFold sold the entire equity interest in its wholly owned subsidiary, TenFold Systems UK Limited, to the management of that subsidiary. See Note 14 for more information.

12.	Fusion Capital Transaction

In February 2002, TenFold entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), in connection with a private equity line financing transaction pursuant to which TenFold may offer and sell to Fusion Capital up to $10,000,000 of our Common Stock, over a period of up to 40 months. As a condition to Fusion Capital’s obligation to make purchases under the Purchase Agreement, the Common Stock to be offered and sold to Fusion Capital must be registered in an effective registration statement with the Securities and Exchange Commission. Once the registration statement is effective, TenFold may make draws under the equity line, and can elect to draw up to $250,000 per month so long as TenFold’s stock price exceeds $0.25. TenFold’s stock has recently traded below $0.25 per share and TenFold is considering whether to file the registration statement. The Purchase Agreement required the registration statement to be filed by March 29, 2002. Consequently, Fusion Capital may elect to cancel the Purchase Agreement. Through September 30, 2002, TenFold has incurred expenses of $282,000 in connection with the Fusion Capital private equity line.

13.    Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. TenFold is required to adopt the provisions of SFAS No. 143 on January 1, 2003. TenFold is currently evaluating the impact this statement will have on TenFold’s results of operations and financial position.

In November 2001, the FASB issued an announcement, Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred. The announcement requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, TenFold netted reimbursements received for out of pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. The announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for the prior year are to be reclassified to comply with the guidance in the announcement. TenFold adopted this announcement on January 1, 2002. The adoption of this announcement resulted in increased revenues and expenses by the same amount in each period of $310,000 and $448,000 for the three months ended September 30, 2002 and 2001, respectively, and $871,000 and $2.2 million for the nine months ended September 30, 2002 and 2001, respectively.

In May 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 makes technical corrections to some existing pronouncements. TenFold is required to adopt the provisions related to the rescission of Statements 4 and 64 on January 1, 2003, and for all transactions entered into beginning May 15, 2002 adopt the provision related to the amendment of Statement 13. TenFold is currently evaluating the impact this statement will have on their results of operations and financial position. TenFold has not had transactions since May 15, 2002 affected by these provisions.

In July 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. TenFold is required to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. TenFold is currently evaluating the impact of this statement on TenFold’s future business, results of operations, financial position, or liquidity.

14.    Subsequent Events

During October 2002, TenFold reduced its workforce significantly, as part of its continuing effort to reduce operating costs and improve cash flow.

During October 2002, TenFold entered into an asset purchase and reseller agreement with Redi2 Technologies. Under the terms of the agreement, Redi2 purchased Revenue Manager, a billing and accounting application for asset management service providers. Redi2 Technologies plans to market Revenue Manager to the asset management industry and resell Universal Application as the technology platform underlying Revenue Manager.

During October 2002, TenFold executed an agreement with its primary lender under which TenFold paid a significantly reduced amount to retire its entire bank debt and eliminated a related lien on TenFold’s intellectual property. The bank debt retired is classified as Current Installments of Notes Payable in the accompanying Condensed Consolidated Balance Sheet.

During October 2002, TenFold sold the entire equity interest in its wholly owned subsidiary, TenFold Systems UK Limited, to the management of that subsidiary. TenFold has previously distributed and supported its products in the United Kingdom through TenFold Systems UK Limited. Under the terms of this transaction, TenFold Systems UK Limited will continue to distribute TenFold products in the United Kingdom and provide local support to its customers. TenFold will provide support for the Universal Application to TenFold Systems UK Limited and will share with TenFold Systems UK Limited revenues from existing and future TenFold Systems UK Limited customers. TenFold will recognize any gain or loss on sale of TenFold Systems UK Limited during Q4 2002. TenFold is in the process of determining such gain or loss from this transaction.

During November 2002, TenFold announced that its common stock was de-listed from the Nasdaq SmallCap Market and now trades on the OTC Bulletin Board Market.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

TenFold is the provider of the Universal Application™, a software applications platform that accelerates development and deployment and reduces costs of maintaining complex enterprise applications. The Universal Application automates most of what applications programmers typically do, and thereby enables small teams of predominantly non-technical business users to design, build, test, deploy, and maintain complex, transaction- and database- intensive applications, with limited demand on scarce IT resources.

We believe that the Universal Application platform makes building complex, replacement and Internet-ready applications three to ten times cheaper, easier, and faster than traditional applications development methodologies. TenFold customers have proven that primarily non-technical business people can use the Universal Application to build better applications faster and cheaper than traditional approaches due to the business people’s detailed understanding of their business requirements. Consequently, our business model focuses on providing the Universal Application, and our assistance through time-and-materials consulting and training, to customers who use their own business teams and our systems implementation partners to build applications.

While there are many companies supplying applications development tools, we believe that there is no other applications platform supplier with technology capable of addressing the scale and robustness required by the complex applications that we and our customers have built using Universal Application.

We founded TenFold in 1993, and spent the first several years primarily engaged in developing our patented Universal Application technology. In 1996, we began using the Universal Application to develop applications for customers. In 1998, we began reselling vertical applications products that we had developed for our initial customers. In 1999, we completed our initial public offering. In 1999 and early 2000, we signed several large, fixed-price, build-for-hire contracts with customers, hired many new employees, and launched eight subsidiaries. Beginning in 2000, we experienced several difficult quarters and faced significant financial, legal, and operational issues. During 2000 and continuing through today, we have taken steps to address those issues.

Strong support from our customers for both TenFold and its Universal Application technology enabled management to reorganize TenFold as a software product company focused on delivering the value of its core technology asset, the Universal Application. In 2002, we intend to build the business and marketing foundation for our emergence as a growth technology company by addressing two principal business priorities: continuing to meet customer expectations and building Universal Application sales and marketing .

During 2001, we began discussions to establish strategic distribution alliances and value added resellers (“VAR”) relationships. We believe that such relationships will accelerate and broaden market distribution of Universal Application for us at a significantly lower cost and greater speed than we could achieve on our own.

During 2002 we have made steady progress in establishing strategic distribution alliances. To date these include:

•	In April 2002, we entered into a strategic alliance with a global systems integrator, Sapient Corporation.
•	In May 2002, we entered into a second strategic alliance, with Perot Systems Corporation, focused around accelerated penetration of the healthcare industry.
•	In October 2002, we sold our UK subsidiary to the management of that subsidiary and entered into an agreement under which TenFold Systems UK Limited will continue to distribute TenFold products and provide local service to UK customers.

During 2002 we have continued to explore and begun to enter into VAR relationships around Universal Application-based applications to which, in most cases, TenFold owns the intellectual property rights. To date this year we have established the following VAR relationships:

•
In February 2002, we entered into our first VAR agreement with 3Genesis through which 3Genesis will resell a Universal Application-based customer management, billing, and financial management application in the communications industry application worldwide.

•
In April 2002, we entered into a second VAR agreement with PCX Systems, LLC (“PCX Systems”), a subsidiary of Cedars-Sinai Medical Center, through which PCX Systems will resell Universal Application in connection with the sale of the Patient Care Expert application in the hospital and healthcare provider market globally.

•
In October 2002, we sold an applications product line, TenFold Revenue Manager, to the Redi2 Corporation and entered into an industry-typical VAR relationship with them that allows them to sell TenFold Revenue Manager to investment managers.

•
In November 2002, TenFold entered into a VAR agreement with Vertex, a UK-based utility sector customer management and billing company, granting Vertex exclusive, global rights to resell the utility industry focused customer management and billing application, Global Billing System (GBS), to their customers and others in the utility industry. Subsequently, Vertex completed its first sale of GBS to a large utility customer in the UK.

We continue to make substantial improvements in our business positioning and operations as part of a comprehensive turnaround effort. These steps, which are detailed further below, include:

•
We continue to significantly reduce quarterly cash outflows with the goal of providing a cash flow positive basis for continuing operations. We have significantly reduced our liabilities. In September 2002, we renegotiated our headquarters lease, reducing its term from 11 years to 5 years and reducing the base rent obligations by about $19 million over the term of the lease. In October 2002, we paid a substantially reduced amount to retire our entire bank debt. In October 2002, we reduced our workforce by 45%. And, with the sale of our UK subsidiary to its management team in October 2002, we eliminated the related ongoing costs.

•
We continue to settle legacy litigation matters. In September 2002, we entered into an Agreement to settle a shareholder lawsuit. We have been in active settlement discussions around our one remaining former customer litigation, that with the SkyTel Corporation, but have encountered delays due to their encumbrance in the WorldCom bankruptcy proceedings.

•
In November 2002, we concluded a settlement with the Securities and Exchange Commission (SEC) related to matters that have been under investigation since May, 2000. TenFold will incur no further costs related to this matter, pay no fine or civil penalty and will not need to restate its financials as a consequence of this settlement.

As a consequence of these and other steps, our business performance continues to improve as reflected in key financial metrics:

•	Revenues increased from $5.6 million for Q1 2002 to $6.3 million for Q2 2002 and to $8.1 million for Q3 2002.
•	Operating losses decreased from $(3.5) million for Q1 2002 to $(2.2) million for Q2 2002 and to $(14,000) for Q3 2002.
•	Net losses decreased from $(3.0) million for Q1 2002 to $(2.4) million for Q2 2002 and to $(77,000) for Q3 2002.
•	Our quarterly change in cash improved from $(5.3) million for Q1 2002 to $(1.5) million for Q2 2002 and held steady at $(1.7) million for Q3 2002.

We, however, continue to face challenges. While we believe we are becoming positioned to achieve positive cash flow going forward, our cash position is fragile. If we are unsuccessful resolving remaining legacy financial obligations to equipment lessors and other large creditors and in resolving the SkyTel litigation, we may seek to reorganize the company under Chapter 11 of the US Bankruptcy Code to restructure those remaining liabilities and emerge with a lower cash outflow burden. For more information see “Liquidity and Capital Resources”, “Legal Proceedings” and “Factors that May Affect Future Results and Market Price of Stock”.

Industry Challenge

Organizations worldwide face increasing pressure to install mission critical software applications and replace their legacy enterprise applications as they seek to increase productivity, cut costs, address changing business and competitive demands, and access new technology. Many organizations continue to invest large amounts of money to maintain legacy applications that remain inadequate. These companies still need new or replacement applications, but they face potential project failure because the process for building and integrating complex applications is costly and risky. To obtain new or replacement applications, companies choose between buying a packaged software application or building a custom software application.

Companies generally turn to independent software vendors, such as Enterprise Resource Planning vendors or vertical software vendors, when looking for packaged applications. In general, packaged applications promise predictable quality and relatively quick implementation, but often do not address specific industry problems, such as patient management or securities lending, and lack the functionality and flexibility that many companies need. This lack of functionality and flexibility can force a company to alter its business processes to the detriment of the company’s business mission. In addition, customizing a packaged application can be costly and time-consuming, and makes it difficult to upgrade the packaged application when subsequent standard releases are available.

Alternatively, companies can build custom applications, either internally or with third parties. This approach promises the functionality, flexibility and fit they seek, but the applications development process has a historic high failure risk, with most projects exceeding financial and time budgets and schedules, and with many projects being cancelled prior to implementation due to time delays, budget overruns, and functional or technical deficiencies. Companies often hire software integration or services firms to build and implement new or replacement applications. These firms generally supply a large number of consultants who may remain on-site for years, and may exceed budgets and schedules without producing significantly better results than internal development organizations. In addition, these firms typically do not offer ongoing applications enhancements because they build custom solutions for a single customer.

Applications projects fail because the process of building complex applications is complicated, programmer-intensive, and lengthy. When most legacy, enterprise applications were built, the complexity of the technology environment was much simpler than it is today. In today’s technology environment, programming and testing complex applications can be difficult, take a long time, be expensive, and tie up scarce IT resources. Business dynamics change rapidly and in IT projects, time introduces risk.

Today’s companies need a radically new approach to applications development. TenFold’s patented Universal Application is a new paradigm for applications development that lets small teams of primarily non-technical business users design, build, deploy, maintain, and upgrade applications with extraordinary speed and limited demand on scarce IT resources.

TenFold Technology and Products

In conjunction with customers we have demonstrated that our Universal Application platform makes building complex applications three to ten times cheaper, easier, and faster than traditional application development methodologies because the Universal Application automates many tasks that applications programmers typically do. TenFold customers have demonstrated that primarily non-technical business people can use the Universal Application to build better applications than IT consultants or traditional programmers due to the business people’s detailed understanding of their business requirements. Consequently, we have focused our business away from building applications for customers and toward providing the Universal Application, and our assistance through time-and-materials consulting and training, to customers who use their own business teams to build applications.

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

The Universal Application platform has been in development more than 9 years, contains more than 2.5 million lines of C and C++ code, and is protected by three issued U.S. patents. With the Universal Application, business people or applications developers with little or no traditional programming skills can build and maintain an application by describing the application’s desired data and functionality without needing to program in C, C++, Java, HTML, Structured Query Language (“SQL”) or other programming languages and without the need to do other programming-like tasks such as designing screens and writing requirements documents.

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
•
Improved quality because the Universal Application replaces individually-coded logic with already-existing, thoroughly-tested, and already-used-by-other-customer algorithms that provide applications behavior such as security, menuing, transaction behavior, rules engines, and powerful Windows and browser interface features;

•	Greater consistency, by replacing individually-built screen designs with a systematic, optimal, standard design which eliminates the details of page layout from the application developer’s task list;
•	Demonstrated scalability as customers add simultaneous end-users and computing capacity; and
•	Typically sub-second response-time for most applications functions on properly configured hardware, because the Universal Application is carefully optimized to provide good performance.

In addition to the above benefits, the Universal Application has many distinguishing advanced features. The following is a partial listing of these features:

•	Portability across popular databases such as Oracle, DB2, SQL Server, MySQL, and Sybase;
•	Generation of all SQL statements for accessing and updating data, each optimized for each particular relational database;
•	Automatic screen layout to ensure consistency and quality in both Web and desktop environments;
•	Built-in support for query and update of time-varying data such as effective-dated employee or insurance policy records;
•	Real-time, server-supplied screen refresh of detail and summary information as underlying data changes;
•	Simplified rule definition and optimized rule execution for workflow, posting, access control, and other sophisticated rule types;
•	Formal rule abstractions for validation, propagation, population, without requiring application developers to master complex event models;
•	Shared middle-tier caching, deferred query execution, and optimistic concurrency control to minimize database server load;
•
Codeless integration with third-party applications via real-time messages, APIs, or files based on a simple interface description including support for many different messaging layers such as Tibco, TCP/IP, MQSeries, and Pipes;

•	Applications-level data synchronization between central servers and intermittently connected laptops; and
•	Guided interfaces to help end-users quickly master complex business processes.

The Universal Application is composed of components for describing, executing, integrating, and configuring applications.

Describing an Application. ApplicationXpress includes an application, named TenFold Librarian, built using the Universal Application. Applications developers use TenFold Librarian to describe their application. TenFold Librarian provides fill-in-the-blank screens to codelessly describe an application. Non-technical business people or other applications developers describe the database that the application manages, transactions that support each business end-user activity, and rules that control transaction and other applications behavior. TenFold AutoTest uses patented techniques to simplify and automate functional, performance, scalability and regression testing. TenFold Reporter and TenFoldAnalyzer are tools that let business people define their own reports and real-time data analysis. These TenFold applications development tools store the description of applications objects in a relational database called TenFold Dictionary.

Executing an Application. The Universal Application rendering engine runs the application, provides data and presentation services, and automatically executes rules. There are several components to the Universal Application rendering engine. Universal Application Server hosts the application, providing security, resource management, load balancing, and failover, for scalability and availability. Universal Application Client manages client workstations and supports standard Internet browsers to provide data presentation services and user interface features. LogicXpress converts rules and procedural actions into portable, executable meta-language that it transports automatically to the correct computer within the applications network for execution. Universal Application Kernel provides standard data access services, common routines, operating system independence, standard error handling, and other shared services.

Integrating an Application. Universal Application Integrator connects a Universal Application-based application to other applications, both within a company and at its customers and suppliers. Whether exchanging files, directly accessing another database, or using real-time messaging, integration developers codelessly describe the path that data follows to interface with typically-inflexible legacy or third party applications. Applications developers can transform and validate data as part of each data flow.

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

Training

We offer training so that customers can successfully build, implement, operate, maintain, and evolve their applications. TenFold University offers professional certification programs to applications developers, end-users, information technology professionals, and training professionals who need to understand the Universal Application, TenFold ComponentWare, the Universal Application Integrator, and TenFold applications products. Training programs include classroom instruction, detailed courseware, and on-site training. Under certain circumstances, we also provide Universal Application maintenance training, so that strategic customers and partners can learn about the internal workings of the Universal Application by working with TenFold’s Development department.

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

Customer and Technical Support

We provide our customers who purchase support services with new releases of the Universal Application as new releases become available and various levels of on-site and telephone support.

Competition

The competitive landscape for new and legacy-replacement enterprise applications provides these options available to organizations today:

•	Status quo;
•	Buy a packaged application (with or without modification); and
•	Build a new application using internal IT resources or third-party consulting and software integration firms.

Status quo

TenFold’s largest competitor is “status quo.” Organizations continually wrestle with the issue of when to retire legacy applications. In recent years, most organizations chose to invest large amounts of money to maintain legacy applications, bearing the quirks and inefficiencies of outdated applications. Eventually, the benefits and capabilities of a new application outweigh the cost and time disadvantage of building or acquiring the new application, and corporations replace their applications.

Remaining with the status quo results in continuously increasing costs as maintenance on top of maintenance gets harder, acceptance of legacy applications inadequacies; limitations on lowering costs; limitations to embracing new technologies; difficulty in adding products or expanding markets; and postpones the inevitable replacement of the application.

Buy a Packaged Application (with or without modification)

Many organizations obtain an off-the-shelf application from Enterprise Resource Planning (“ERP”) vendors or vertical packaged software vendors. Organizations license software packages to limit the risks associated with applications development projects. However, packaged applications force organizations to conform their business problems to the packaged solution, sometimes with a poor fit. Organizations can modify a packaged application for a better fit, but modifications are generally expensive, slow to implement, and costly to maintain.

Buying packaged applications is not a viable solution for replacing many legacy applications for most customers in most industries, as reasonable-fit packaged applications just don’t exist.

Build New Applications

When organizations contemplate building their own applications, TenFold competes primarily with applications servers and traditional development tool vendors. Oracle, IBM, Microsoft, BEA, Computer Associates, and others supply tools to internal IT organizations or to third party consulting firms to build new applications.

Programming languages such as COBOL, C, and C++ perform well and scale well, but often require large project teams to spend multiple years to complete projects. Such projects are generally the source of statistics that report high applications-development-project failure rates s. Visual Basic, SmallTalk, and other personal computer technologies support rapid applications development and improved productivity for smaller projects, but do not scale to support large numbers of end-users.

Today’s emerging technologies include Java, other component-enabling technologies (COM, DCOM, ActiveX, .NET, et cetera), and Java-related technologies intending to make Java viable for complex applications (J2EE, EJB, et cetera). Emerging technologies, all of which rely on programmers, have not changed the time and cost of large applications development at this time. Using such technologies for very large, complex applications development projects is likely to result in continued high failure rates for applications build projects since longer projects and large numbers of programmers on a project increase risk of failure, according to most industry pundits.

Consulting and software integration firms, such as Accenture and EDS, who build applications for hire, are not competitors of TenFold, but potential resellers of the Universal Application. We intend to develop partnering agreements with strategic consulting and integration partners, and believe that the Universal Application gives partners a technological advantage for delivering complex, enterprise applications.

Meeting Customer Expectations

During the quarter ended September 30, 2002, we provided Universal Application technology and supporting services to 18 customers, 13 of whom are currently in production with applications powered by the Universal Application. All of these customers continue to enhance their applications, with one customer having two separate Universal Application-based applications in production. Three customers – a prestigious academic health system, a global financial services firm, and a subsidiary of a major health insurer – have completed their application build projects in recent months, brought their application into production, and are continuing to rollout the applications. Three of our customers are VARs working closely with TenFold to close new business with existing and new customers. Vertex, our most recent VAR, established in November 2002, successfully closed its first sale of the Universal Application-based utility industry customer management and billing application to a large utility customer in the UK.

Our customers are leaders in financial services, insurance, healthcare and other vertical markets. Companies using Universal Application-based applications in production today include, among others, Abbey National Bank, Allstate Insurance, Barclays Global Investors, Cedars Sinai Medical Center, Deutsche Bank, Dresdner Bank, Franklin Templeton, iplan networks, JP Morgan Chase, MedCath, and Trinity.

In addition, we have successfully piloted one of our new approaches to the marketplace by using the Universal Application to support rapid prototyping – the building of a tested-and-working, high-functionality prototype quickly and the use of that prototype as a foundation for an extensive build project. We completed the rapid prototyping phase with a new client, Reuter Brooks, and completed a replacement application to support dispatching and tracking of shipments.

Current Customer Engagements

Allstate. Allstate has been a TenFold customer since September 1999. With TenFold’s Universal Application training, enhancements and support, a division of Allstate successfully built an important application, InterLink, in four months and brought it into production three months later. InterLink allows independent insurance agents to quote and issue automobile and homeowners insurance policies over the Internet. InterLink is currently in production doing more than 100,000 transactions weekly for multiple lines of business in many states, with new states being added regularly. TenFold provides Allstate’s team with Universal Application services and support.

In November 2001, Allstate acquired another Universal Application license for another application. Over the first three quarters of 2002, TenFold provided substantial time and materials services to Allstate in support of this new license. In July 2002, Allstate entered into an amendment to its agreement with TenFold that secures for Allstate the right to receive future Universal Application updates. TenFold does not expect future services revenues related to this license as Allstate priorities have changed. Allstate is continuing to enhance InterLink, using its own business people and TenFold’s assistance.

In July, 2002, TenFold notified Allstate of certain breaches by Allstate of the parties’ agreement, as amended. The parties are currently working to resolve these matters.

JP Morgan Chase. TenFold completed its fixed-price build project at JP Morgan Chase, delivering the Securities Lending Express (SLX) application to JP Morgan Chase. Under a new time-and-materials arrangement, TenFold continues to provide services assisting JP Morgan Chase in implementing this application. Notable milestones to date include that JP Morgan Chase successfully completed parallel production and went into quiet production in August 2002 with Version 1 of the SLX application in one of its European lending business units. As a market leader in the securities lending market, JP Morgan Chase anticipates that the full implementation of SLX will significantly enhance their competitive business position.

JP Morgan Chase recently selected TenFold to build securities lending technology that integrates JP Morgan Chase operations with the Equilend consortium, a consortium intended to provide efficient standards-based processes for automated transactions between borrowers and lenders.

iplan networks. iplan went into production in Argentina with the Universal Application-powered Enterprise Relationship Manager (“ERM”) in September 2001. ERM includes sales management, customer support, incident tracking, and provisioning for the communications industry. We built this application and brought it into production in nine months. Since bringing ERM into production, we have delivered significant performance enhancements and additional functionality including usage allowance functionality, enhancements to summarize usage, functionality to process erred usage, multi-currency support, and inflation indexing. We continue to provide Universal Application and application support services to this client.

Cedars-Sinai Medical Center. In April 2002, we replaced our original fixed-price contract with a set of agreements under which Cedars-Sinai’s staff assumed responsibility for completing the build and implementation of Patient Care Expert (“PCX”). PCX is an enterprise wide clinical information system including patient management, physician order entry, contract management, and patient accounting. Additionally, Cedars-Sinai will be a reseller of PCX through its recently formed subsidiary PCX Systems, LLC. TenFold continues to provide Universal Application enhancements, support, and other services to Cedars-Sinai, PCX Systems, and their partner, Perot Systems Corporation. In the second quarter of 2002, the PCX application was completed. A large department of the medical center successfully piloted the application in August. In October 2002, Cedars-Sinai took PCX into production and continues on a scheduled roll out. TenFold continues to provide support to ensure successful implementation across the enterprise.

Abbey National Bank. Abbey has had its Universal Application-powered WealthManager application in production since January 2001. Consistent with our strategic model, and similar to the client relationships described above, Abbey is driving the majority of the enhancement activity relative to this product. TenFold has provided Universal Application enhancements and support to the Abbey development team. In the future, we expect Wealth Manager application support and other services to be provided by TenFold Systems UK Limited. TenFold will continue to provide Universal Application support to Abbey.

Vertex. In November 2002, TenFold entered into a VAR agreement with Vertex, a UK-based utility sector customer management and billing company, granting Vertex exclusive, global rights to resell the utility industry focused customer management and billing application, Global Billing System (GBS), to their customers and others in the utility industry. This application includes specific billing functionality tailored for the electric and gas sectors. Vertex intends to enhance GBS with other functionality specific to the utility industry, including water utilities. Subsequent to entering into this VAR, Vertex completed its first sale of GBS to a large utility customer in the UK. TenFold will continue to provide Universal Application support, training, and other services to Vertex and their customers. Through a subcontractor relationship with TenFold, TenFold’s UK distribution partner, TenFold Systems UK Ltd, will provide applications support and other services to Vertex.

Applications Product Line

We have one applications product, CardioTrac™, with multiple, production customers. This is an application asset that we manage as product line by investing in new functionality, servicing our customers, and encouraging these customers to adopt the Universal Application as a development platform. We launched a joint marketing campaign with the American College of Cardiology during April 2002 to market CardioTrac, a flexible Web-enabled, scalable cardiovascular outcomes application. This effort has produced several new potential CardioTrac clients. Our two current clients, MedCath and Trinity, continue to use this product successfully to manage their cardiovascular outcomes data. As states require reporting of cardiac outcomes, we anticipate that demand for such an application may increase.

Sales and Distribution Channels

Building sales and marketing is critical to our emergence as a growth technology company. Beginning in the second half of 2001, we began modest efforts to build momentum for new sales of our Universal Application technology and related products and services.

We focused our direct sales channel on selling small, paid prototype projects with new accounts in the insurance, retail software, and financial services sectors. In March 2002, Reuter Brooks, a UK-based courier company, entered into a paid prototyping project. In June 2002, Reuter Brooks contracted with TenFold to build a front-to-back office system that provides integrated Web booking, customer queries over the Web, customer relationship management for the sales force and support services, management queries, and links to the main accounting system. TenFold completed this project in September 2002.

During June 2002, Ingenix Inc., a subsidiary of a national health insurer, entered into a contract to internally develop a Universal Application-based application called Knowledgebase Expert. Knowledgebase Expert is a collection of data relationships and attributes that characterize coding relationships on medical bills (e.g., procedure codes, diagnosis codes, and modified codes) for healthcare billings. Ingenix completed this project in September 2002 and has Knowledgebase Expert in production.

During 2001, we began discussions to establish relationships with VARs, system integrators, software distributors, application service providers and others. We believe that such relationships will accelerate and broaden market distribution of Universal Application for us at a significantly lower cost and greater speed than we could achieve on our own. In April 2002, we entered into a strategic alliance with a global systems integrator, Sapient Corporation, to resell the Universal Application globally. In May 2002, we entered into a second strategic alliance with Perot Systems Corporation focused around accelerated penetration of the healthcare industry. In October2002, we sold our UK subsidiary to the management of that subsidiary and entered into an agreement under which TenFold Systems UK Limited will continue to distribute TenFold products and provide local service to UK customers.

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

In February 2002, we entered our first VAR agreement with 3Genesis to resell a Universal Application-based communications industry application worldwide. In April 2002, we entered a VAR agreement with PCX Systems, LLC, a subsidiary of Cedars-Sinai Medical Center, to resell the Universal Application in connection with their selling the Patient Care Expert application in the hospital and healthcare provider market globally. In October 2002, we sold an applications product line, TenFold Revenue Manager, to the Redi2 Corporation and entered into an industry-typical VAR contractual relationship with them that allows them to sell TenFold Revenue Manager to investment managers. Redi2 plans to continue to enhance the functionality of this Universal Application-powered product, provide Revenue Manager application support services to clients including Barclays Global Investors, Deutsche Bank, Dresdner Bank, and Loomis Sayles, and seek direct sales and additional distribution channels for this product. In November 2002, TenFold entered into a VAR agreement with Vertex, a UK-based utility sector customer management and billing company, granting Vertex exclusive, global rights to resell the utility industry focused customer management and billing application, Global Billing System (GBS), to their customers and others in the utility industry. This application includes specific billing functionality tailored for the electric and gas sectors. Vertex intends to enhance GBS with other functionality specific to the utility industry, including water utilities. Subsequent to entering into this VAR, Vertex completed its first sale of GBS to a large utility customer in the UK. TenFold will continue to provide Universal Application support, training, and other services to Vertex and their customers. Through a subcontractor relationship with TenFold, TenFold’s UK distribution partner, TenFold Systems UK Ltd, will provide applications support and other services to Vertex.

During the second half of 2001, we began marketing initiatives around the Universal Application, including the rebuilding of our Web site. We built the Web site (www.10Fold.com) using our Universal Application technology with the objective of providing real-time demonstration of the power of the Universal Application and as an easy access point for information on TenFold’s technology, customers and business. We continue to update our Web site to provide visitors with a Universal Application experience, including application overviews, real-time product demonstrations, and briefings by our Chief Technology Officer. In addition, during the first quarter of 2002, we launched other focused marketing efforts, including print advertisements in the Wall Street Journal and targeted mailings. During Q3 of 2002, we added a Member sign-on capability to our web site and provided a new Universal Application-based application, DocuManage, to our customers and partners. DocuManage provides real-time access and searching of TenFold product documentation.

Results of Operations

Our revenues increased from $5.6 million for Q1 2002 to $6.3 million for Q2 2002 and to $8.1 million for Q3 2002.

Our operating losses decreased from $(3.5) million for Q1 2002 to $(2.2) million for Q2 2002 and to $(14,000) for Q3 2002.

Our net losses decreased from $(3.0) million for Q1 2002 to $(2.4) million for Q2 2002 and to $(77,000) for Q3 2002.

We had third quarter 2002 revenues of $8.1 million, an operating loss of $14,000 and a net loss of $77,000. This compares to revenues of $10.8 million, operating income of $1.4 million, and net income of $151,000 for the same period of 2001.

For the first three quarters of 2002, we had revenues of $19.9 million, an operating loss of $5.7 million and a net loss of $5.5 million. This compares to revenues of $45.3 million, an operating loss of $12.9 million and a net loss of $3.4 million for the same period of 2001.

The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold’s statements of operations to total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
License	0%	7%	1%	17%
Subscription	54%	—	52%	—
Services	46%	93%	47%	83%

Total revenues	100%	100%	100%	100%

Operating expenses:
Cost of revenues	32%	30%	51%	53%
Sales and marketing	8%	6%	9%	11%
Research and development	25%	24%	27%	23%
General and administrative	21%	19%	33%	21%
Amortization of goodwill and acquired intangibles	—	—	—	2%
Special charges	14%	8%	9%	19%

Total operating expenses	100%	87%	129%	129%

Income (loss) from operations	—	13%	(29%)	(29%)
Total other income (expense), net	(1%)	(10%)	(1%)	28%

Income (loss) before income taxes	(1%)	3%	(30%)	(1%)
Provision (benefit) for income taxes	—	2%	(3%)	7%

Net income (loss)	(1%)	1%	(27%)	(8%)

Revenues

Total revenues decreased $2.7 million, or 25 percent, to $8.1 million for the three months ended September 30, 2002, as compared to $10.8 million for the same period in 2001. For the nine months ended September 30, 2002, total revenues decreased $25.3 million, or 56 percent, to $19.9 million as compared to $45.3 million for the same period in 2001. The decreases in revenues are primarily due to a lower volume of services during the 2002 resulting from the completion of fixed-price build projects, completion of time-and-material services and the cancellation of various fixed-price projects.

License revenues decreased $715,000, or 96 percent, to $33,000 for the three months ended September 30, 2002, as compared to $748,000 for the same period in 2001. For the nine months ended September 30, 2002, license revenues decreased $7.7 million, or 98 percent, to $183,000 as compared to $7.8 million for the same period in 2001. The decreases in license revenues are primarily due to the completion or cancellation of fixed-price build projects under which the licenses were recognized as costs were incurred on the build projects, and due to license fees in subscription contracts being recognized as subscription revenue.

Subscription revenues were $4.3 million for the three months ended September 30, 2002 as compared to $0 for the same period in 2001. For the nine months ended September 30, 2002, subscription revenues were $10.4 million as compared to $0 for the same period in 2001. Subscription revenues represent revenue from contracts that include a subscription to new product releases on a “when and if available” basis. We did not have a subscription contract prior to the fourth quarter of 2001.

Service and other revenues decreased $6.3 million, or 63 percent, to $3.7 million for the three months ended September 30, 2002, as compared to $10.1 million for the same period in 2001. For the nine months ended September 30, 2002, service and other revenues decreased $28.1 million, or 75 percent, to $9.3 million as compared to $37.4 million for the same period in 2001. Service and other revenues decreased due to lower overall services during the first three and nine months ended September 30, 2002 as compared to the same periods in 2001, and due to time-and-material revenue from our largest customer being recognized as subscription revenue during the three and nine months ended September 30, 2002.

Operating Expenses

Cost of Revenues.  Cost of revenues consists primarily of compensation and other related costs of personnel to provide applications development and implementation, support, and training services. Cost of revenues decreased $543,000, or 17 percent, to $2.6 million for the three months ended September 30, 2002, as compared to $3.2 million for the same period in 2001. For the nine months ended September 30, 2002, cost of revenues decreased $13.4 million, or 57 percent, to $10.2 million as compared to $23.6 million for the same period in 2001. The decreases were primarily due to a smaller number of employees working on customer projects, and support and training activities.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses decreased $59,000, or 9 percent, to $624,000 for the three months ended September 30, 2002, as compared to $683,000 for the same period in 2001. For the nine months ended September 30, 2002, sales and marketing expenses decreased $3.2 million, or 65 percent, to $1.8 million as compared to $5.0 million for the same period in 2001. The decreases in sales and marketing expenses were primarily due to having fewer sales and marketing employees in 2002.

Research and Development.  Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $637,000, or 24 percent, to $2.0 million for the three months ended September 30, 2002, as compared to $2.7 million for the same period in 2001. For the nine months ended September 30, 2002, research and development expenses decreased $5.4 million, or 51 percent, to $5.3 million as compared to $10.7 million for the same period in 2001. Research and development expenses decreased due primarily to having fewer research and development employees in 2002.

General and Administrative.  General and administrative expenses consist primarily of allowances for doubtful accounts, the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses decreased $319,000, or 16 percent, to $1.7 million for the three months ended September 30, 2002, as compared to $2.0 million for the same period in 2001. For the nine months ended September 30,

2002, general and administrative expenses decreased $2.9 million, or 30 percent, to $6.6 million as compared to $9.5 million for the same period in 2001. General and administrative expenses decreased due primarily to having a smaller scale of operations and fewer general and administrative employees in 2002.

Amortization of Goodwill and Acquired Intangibles.  We recorded no amortization expense of goodwill and acquired intangibles for the three and nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, we recorded $0 and $962,000, respectively, of amortization expense of goodwill and acquired intangibles associated with our prior purchase of LongView. We completed the sale of LongView on March 15, 2001. We no longer have any goodwill or acquired intangibles.

Special Charges.  Special charges for the three months ended September 30, 2002 include restructuring charges of $1.1 million. Special charges for the nine months ended September 30, 2002 include restructuring charges of $1.7 million and a $24,000 asset impairment charge. Special charges for the three months ended September 30, 2001 include $776,000 in restructuring charge adjustments and a $135,000 asset impairment charge. Special charges for the nine months ended September 30, 2001 include a $4.7 million restructuring charge and a $3.8 million asset impairment charge.

Restructuring reserves are included in accounts payable and accrued liabilities at September 30, 2002. Detail of the restructuring charges as of and for the nine months ended September 30, 2002 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2001	New Charges	Adjustments	Utilized	Balance at September 30, 2002
Employee related	$106	$—	$—	$(106)	$—
Facilities related	5,521	1,140	562	(5,662)	1,561

	$5,627	$1,140	$562	$(5,768)	$1,561

Asset Impairment Charge.  During the three months ended September 30, 2002, we incurred no asset impairment charges. During the nine months ended September 30, 2002, we identified $24,000 of fixed assets that had no future value to us and are no longer in active use, and accordingly recorded an asset impairment charge of $24,000 for the nine months ended September 30, 2002. During the three and nine months ended September 30, 2001, we restructured operations to reduce operating expenses, including closing several facilities, and recorded related asset impairment charges of $135,000 and $3.8 million, respectively, for leasehold improvements, computer equipment, furniture and fixtures, and other assets that we determined had no future value to us and were no longer in active use.

2002 Restructuring Charges.  During the three and nine months ended September 30, 2002, we incurred restructuring charges of $1.1 million and $1.7 million, respectively, including $1.1 million, related to termination of the unoccupied portions of our South Jordan Utah headquarters lease, and $562,000, related to adjustments made to prior restructuring estimates. The termination of the unoccupied portions of the South Jordan lease reduced the square footage leased from 105,068 to 22,310 square feet, reduced the term from 11 years to 5 years, and reduced the rental rate per square foot. This reduced our total base rent obligations (before operating expenses) under this lease by approximately $19 million over the term of the lease. As part of this transaction, we released to the landlord $1.5 million previously held as restricted cash to support these leases. The restructuring charge of $1.1 million is comprised of a charge of $1.5 million for release of the restricted cash, less the reversal of a prior rent accrual of $400,000 no longer needed under the terms of the restructured lease. The adjustments to prior restructuring estimates primarily resulted from higher facilities lease termination payments, and lower revised estimates of future facilities sublease income payments, than previously estimated.

2001 Restructuring Charges.  During the three and nine months ended September 30, 2001, we incurred restructuring charges of $776,000 and $4.7 million, respectively, as part of our efforts to reduce operating expenses.

Total Other Income (Expense), net

Net total other income (expense) was $(58,000) for the three months ended September 30, 2002, as compared to $(1.0) million for the same period in 2001. For the nine months ended September 30, 2002, net total other income (expense) was $(295,000) as compared to $12.5 million for the same period in 2001. Net total other income for the nine months ended September 30, 2001 included a gain of approximately $12.4 million that we recognized on the sale of The LongView Group, Inc. to Linedata Services on March 15, 2001. Interest income decreased for the three and nine months ended September 30, 2002 compared to the same periods in 2001 due to lower cash and cash equivalent balances. Interest expense decreased for the three and nine months ended September 30, 2002 compared to the same periods in 2001 due to lower notes payable and obligations under capital lease balances. Other income decreased for the three and nine months ended September 30, 2002 compared to the same periods in 2001, as we are recognizing less office sublease income in 2002 due to our having included the sublease income in our prior restructuring accruals.

Provision for Income Taxes

The provision for income taxes was $5,000 for the three months ended September 30, 2002 as compared to a provision of $209,000 for the same period in 2001. The benefit for income taxes was $496,000 for the nine months ended September 30, 2002 as compared to a provision of $3.0 million for the same period in 2001. The benefit for the nine months ended September 30, 2002 relates primarily to recently enacted tax legislation that enabled us to reverse accrued Federal alternative minimum taxes from 2001. The provision for the nine months ended September 30, 2001 is primarily for income taxes on the gain from our sale of The LongView Group, Inc. and foreign taxes.

At September 30, 2002, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified the “critical accounting policies” below. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Revenue Recognition and Project Profitability

We believe risks relating to revenue recognition primarily include the judgment required to determine project profit or loss projections on time-and-material contracts. We recognize time-and-materials revenue at the lowest point in the range of estimated profit margin, which represents our best estimate of the profit to be achieved. Variances may occur if we are unable to collect time-and-material billings or if we grant concessions to time-and-material customers in order to sell additional business or collect cash under the contract. These variances between management’s estimate of the lowest point in the range of estimated profit margin and actual results may result in a significant adjustment to our results of operations and financial position.

Previously, risks relating to revenue recognition also included the judgment required to determine fixed-price project completion percentages, fixed-price project profit or loss projections, and forecasting of fixed-price project end-dates. However, during the three months ended September 30, 2002 we converted our remaining on-going fixed-price contract to a time-and-materials arrangement. As a result, we have no further on-going fixed-price contracts at September 30, 2002.

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

Liquidity and Capital Resources

During 2002, we have continued to seek to improve our cash flow through a variety of means, including carefully managing our accounts receivable and generating additional cash inflows wherever possible from our existing customer base, and continuing to reduce our operating cash outflows wherever possible. We have reduced quarterly operating cash outflows by over 65% from the first quarter of 2001 to the third quarter of 2002. Our quarterly change in cash improved from $(5.3) million for Q1 2002 to $(1.5) million for Q2 2002 and held steady at $(1.7) million for Q3 2002.

Net cash used in operating activities was $11.8 million for the nine months ended September 30, 2002 as compared to $26.7 million for the same period in 2001. The decrease in cash flows used in operating activities results primarily from the significant restructuring actions we have taken to reduce our operating costs, offset in part by decreases in cash receipts from customers.

Net cash provided by investing activities was $7.8 million for the nine months ended September 30, 2002 as compared to $22.0 million for the same period in 2001. During the nine months ended September 30, 2002, we sold two buildings and related land in San Rafael, California for proceeds of $2.4 million (before repayment of related notes payable). The decreases to restricted cash of $5.9 million for the nine months ended September 30, 2002, were primarily from our releasing restricted cash to landlords in connection with termination of excess office space in San Francisco, California; Chicago, Illinois; and Salt Lake City, Utah. During the nine months ended September 30, 2001, we sold The LongView Group, Inc. to Linedata Services for net proceeds of $28.3 million. The additions to restricted cash of $6.3 million for the nine months ended September 30, 2001, were primarily for deposits to secure letters of credit in the amount of $3.5 million, and $2.9 million held in escrow as required by our agreement with Linedata Services.

Net cash used in financing activities was $4.5 million for the nine months ended September 30, 2002 as compared to $3.4 million for the same period in 2001. Net cash used by financing activities for the nine months ended September 30, 2002 was primarily for repayment of notes payable related to our sale of two buildings and related land in San Rafael, California; and

principal payments on other notes and capital leases. Similarly, net cash used by financing activities for the nine months ended September 30, 2001 resulted primarily from principal payments on notes and capital leases.

While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent auditors’ report on our December 31, 2001 financial statements, prepared by KPMG LLP, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern.

On March 1, 2002, we renewed our existing errors and omissions insurance policy. However, this policy does not cover our current customer dispute and we can give no assurance that it will cover future customer claims. See “Legal Proceedings” for more information.

We have made significant progress reducing operating cash outflows during 2001 and 2002. We reduced quarterly operating cash outflows by over 65% from the first quarter of 2001 to the third quarter of 2002. We are seeking to reduce our on-going cash outflows to below our expected on-going cash inflows (from primarily two large customers), and to eliminate or significantly reduce our existing and contingent liabilities. We believe that by achieving neutral or positive on-going cash flow from operations and significantly reduced liabilities, we can attract new investment into TenFold. We believe that attracting new investment into TenFold will in turn allow us to generate new sales and allow TenFold to grow again.

Working toward those goals, we have recently accomplished the following:

•
During September 2002, we negotiated a termination of the unoccupied portions of our South Jordan, Utah headquarters lease reducing the square footage leased from 105,068 to 22,310 square feet, reducing the term from 11 years to 5 years, and reducing the rental rate per square foot. This reduced our total base rent obligations (before operating expenses) under this lease by approximately $19 million over the term of the lease. As part of this transaction, we released to the landlord $1.5 million previously held as restricted cash to support these leases.

•
During October 2002, we reduced our workforce by 45% and reduced senior executive compensation, as part of our continuing effort to reduce operating costs and improve cash flow. This is expected to reduce staff related costs by approximately $2 million quarterly.

•
During October 2002, we executed an agreement with our primary lender under which we paid a significantly reduced amount to retire our entire bank debt and eliminated a related lien on our intellectual property.

•
During October 2002, we sold our entire equity interest in our wholly owned subsidiary, TenFold Systems UK Limited, to the management of that subsidiary. We have previously distributed and supported our products in the United Kingdom through TenFold Systems UK Limited. Under the terms of this transaction, TenFold Systems UK Limited will continue to distribute TenFold products in the United Kingdom and provide local support to its customers. We will provide support for the Universal Application to TenFold Systems UK Limited and will share with TenFold Systems UK Limited revenues from existing and future TenFold Systems UK Limited customers. We will no longer be responsible for TenFold Systems UK Limited operating expenses after October 2002.

To further accomplish our goals, we have to eliminate or substantially reduce other existing and contingent liabilities. We are overdue in paying various creditors, including significant amounts owed to equipment lessors, and landlords of our unoccupied office leases. We are in active discussions to reduce or eliminate many of these liabilities. If we are unable to satisfactorily negotiate the elimination or reduction of these liabilities, it may require us to seek to reorganize the company under Chapter #11 of the US Bankruptcy Code, to restructure most or all of these remaining liabilities and then emerge with a much lower on-going cash outflow burden.

Although we believe we are making good progress towards our goals, significant challenges and risks remain, and there can be no assurance that we will be successful. If we are unsuccessful in further eliminating or significantly reducing our liabilities; or our major customers terminate, reduce or delay their payments to us; or we are unsuccessful in attracting new investment into TenFold; we would have insufficient cash flow to continue operations.

See “Factors that May Affect Future Results and Market Price of Stock” for more information about risks facing TenFold.

Disclosure about Contractual Obligations and Commercial Commitments

The following table sets forth certain contractual obligations recorded in the condensed consolidated financial statements and summary information is presented in the following table (in thousands):

	As of September 30, 2002
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Notes Payable	$2,992	$—	$—	$—	$2,992
Capital Lease Obligations	2,917	—	—	—	2,917
Real Estate Operating Leases	2,463	3,393	945	587	7,388
Other Long Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$8,372	$3,393	$945	$587	$13,297

Real Estate Lease Obligations

The real estate operating leases above include $4.2 million of restructured real estate lease obligations that have not been reduced by $1.3 million of sublease income due from sublease tenants. In the Condensed Consolidated Balance Sheet at September 30, 2002, these obligations are included in accounts payable and accrued liabilities, net of the related sublease income.

In addition to the Contractual Obligations shown in the table above, we have the following other commitments:

Standby Letters of Credit

We have a stand-by letter of credit for $66,000, used to secure a lease on office space in Dallas, Texas, which will terminate by December 31, 2003. This letter of credit has not been drawn upon at September 30, 2002.

Guarantees

As of September 30, 2002, we had two remaining contracts subject to guarantees. We have received cash payments under one contract totaling $9.4 million through September 30, 2002 that are subject to potential refund under the related guarantee. During the three months ended September 30, 2002 we converted the remaining work under the other contract to a time-and-materials arrangement, and reduced the guarantee from over $5 million to $1.5 million. We also revised the terms of this contract’s guarantee such that the $1.5 million guarantee will expire upon the earlier to occur of successful completion of certain acceptance tests, the customer implementing the application in production, or December 31, 2003. We have currently maintained a related deferred revenue balance of $1.5 million at September 30, 2002, which is included in our consolidated deferred revenue balance at September 30, 2002 in the accompanying Condensed Consolidated Balance Sheet. This customer has committed to order and we have committed to provide a certain minimum amount of time-and-materials resources through July 31, 2003.

We believe that the application and required deliveries under the contracts will comply with the contractual terms of our customer agreements; however, these guarantees represent a risk to us.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We are required to adopt the provisions of SFAS No. 143 on January 1, 2003. We are currently evaluating the impact this statement will have on our results of operations and financial position.

In November 2001, the FASB issued an announcement, Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred. The announcement requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, we netted reimbursements received for out of pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. The announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for the prior year are to be reclassified to comply with the guidance in the announcement. We adopted this announcement on January 1, 2002. The adoption of this announcement resulted in increased revenues and expenses by the same amount in each period of $310,000 and $448,000 for the three months ended September 30, 2002 and 2001, respectively, and $871,000 and $2.2 million for the nine months ended September 30, 2002 and 2001, respectively.

In May 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 makes technical corrections to some existing pronouncements. We are required to adopt the provisions related to the rescission of Statements 4 and 64 on January 1, 2003, and for all transactions entered into beginning May 15, 2002 adopt the provision related to the amendment of Statement 13. We are currently evaluating the impact this statement will have on our results of operations and financial position. We have not had transactions since May 15, 2002 affected by these provisions.

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

If we are unable to generate sufficient cash flow from operations, or secure additional sources of financing, we will be unable to continue operations as a going concern

While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent auditors’ report on our December 31, 2001 financial statements, prepared by KPMG LLP, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern. Our business model relies upon generating new sales to existing and new customers and receiving payments from existing customers. If we do not generate sufficient new sales and receive payments from existing customers, we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations. We were unable to raise additional capital during the year ended December 31, 2001, or the nine months ended September 30, 2002. We will continue to seek additional capital. However, there can be no assurance that these efforts will prove successful.

If we file for bankruptcy protection, either voluntarily or involuntarily, it is unlikely that our existing stockholders would receive any value for their stock

We are overdue in paying various creditors, including significant amounts owed to equipment lessors, and landlords of our unoccupied office leases. We are in active discussions to reduce or eliminate many of these liabilities. If we are unable to satisfactorily negotiate the elimination or reduction of these liabilities, it may require us to seek to reorganize the company under bankruptcy protection, with the goal of restructuring most or all of these remaining liabilities and then emerging with a much lower on-going cash outflow burden. If we are unsuccessful in maintaining sufficient cash flow, or in certain circumstances as a result of actions that could be taken by a group of unsecured creditors, we might be forced to into the bankruptcy process. If we become a debtor in bankruptcy for these or any other reasons, it is unlikely that our existing stockholders would receive any value for their stock.

If we are unable to continue to operate as an independent company and sell all or substantially all our assets, it is unlikely that our existing stockholders would receive any value for their stock

If we are unable to maintain sufficient cash flow to continue to operate as an independent company, we may be required to consider selling all or substantially all of our assets. If we sell our assets in such circumstances, it is unlikely that the proceeds from such sale would be sufficient to fully satisfy our obligations to our creditors, and therefore it is unlikely that our existing stockholders would receive any value for their stock.

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

We are substantially dependent on a small number of large customers, including our primary customer, Allstate, and the loss of one or more of these customers may cause revenues and cash flow to decline

We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of large customers. For the three months ended September 30, 2002, Allstate accounted for 64 percent of our total revenues, and another customer accounted for 18 percent. If Allstate significantly reduces the amount of business it conducts with us, our business, results of operations, financial position and liquidity could be materially and adversely affected. The loss of any of our large customers, without their replacement by new large customers, could have an adverse effect on our revenues and cash flow. We lost several customers during the years ended December 31, 2001 and 2000. In the future, revenues from a single customer or a few large customers may constitute a significant portion of our total revenues and cash inflows in a particular quarter. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not purchase licenses or services from us in a subsequent year. In addition, if a customer is involved in a corporate reorganization or business combination, that fact may delay a decision to hire us or cause the customer to choose not to purchase licenses or services in a given year. Replacing the loss of a large customer is unpredictable, as we have not signed a significant contract with a new customer in over a year. Fifty-six percent of our 2001 revenues were derived from three customers; the largest of the three customers in 2001 is not expected to produce significant revenue or cash flow during 2002. See “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” generally for more information concerning our customers and revenues.

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

We are involved in litigation and disputes and may in the future be involved in further litigation or disputes that may be costly and time-consuming, and if we suffer adverse judgments, our operating results could suffer

We are currently involved in a dispute with a former customer, and a shareholder class action lawsuit. We may in the future face other litigation or disputes with customers, employees, business partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity. See “Legal Proceedings” for more information.

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

Our sales cycle is lengthy and subject to delays and these delays could cause our operating results to suffer

We believe that a customer’s decision to purchase our software involves a significant commitment of resources and is influenced by customer budget cycles. To successfully sell our products, we generally must educate our potential customers regarding the use and benefit of our products, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy budgeting, approval, and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between three to twelve months from initial contact with a potential customer to the signing of a contract. In addition, the national economic downturn and the events of September 11, 2001 have caused current and potential customers to delay or change their purchasing decisions. Sales delays could cause our operating results to vary widely. We have recently experienced sales delays due to longer than expected sales cycles, which we believe contributed to lower than expected revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally for more information concerning our customers and revenues. There can be no assurance that we will not experience sales delays in the future. In addition, we face a challenging sales environment and there can be no assurance that we will have sales in the future.

We have historically derived a significant portion of our revenues from customers in a small number of vertical industries

We have developed software applications for companies in a small number of vertical industries. Our reliance on customers from particular industries subjects our business to the economic conditions impacting those industries, including those industries’ demand for information technology resources. If we continue to rely on a small number of vertical industries as a major source of revenues, and those industries suffer adverse economic conditions, there will likely be a significant reduction in the demand for our products, causing revenues to suffer. For example, the events of September 11, 2001 have adversely affected some of our customers in the insurance and financial services industries. Although we intend to seek to diversify our customer base, there can be no assurance that we will be able to do so in the near term or at all.

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

To date, we have not been notified that our products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by us with respect to current or future products. We expect software developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any of these claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. A successful claim against us of product infringement and our failure or inability to license the infringed or similar technology on favorable terms would harm our business.

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

International political and economic uncertainty could have an adverse impact on our business and on our operating results

Revenues from customers located in the United Kingdom and Argentina, were 28% and 20% of total revenues during 2001 and for the nine months ended September 30, 2002, respectively. The international political and economic uncertainty caused by the events of September 11, 2001 and the ongoing war on terrorism may adversely impact our ability to continue existing relationships with our foreign customers and to develop new business abroad.

Furthermore, Argentina’s default on its debt and the political and economic upheaval resulting from that country’s four-year recession may adversely impact our ability to continue our relationship with, or even collect amounts due from, our customer in Argentina.

No corporate actions requiring stockholder approval can take place without the approval of our controlling stockholders

The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 62 percent of our outstanding common stock. Jeffrey L. Walker, Chairman, Executive Vice President and Chief Technology Officer, and the Walker Children’s Trust, in the aggregate, currently beneficially own approximately 47 percent of our outstanding common stock. Mr. Walker, acting with others, would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. As of September 30, 2002, we had cash and cash equivalents of $2.4 million and $159,000 of restricted cash. All of the cash equivalents consist of highly-liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the September 30, 2002 rates would cause the fair value of these investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and institutions, and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instruments. An increase or decrease in interest rates would not significantly increase or decrease our interest expense on debt obligations, as the majority of our debt obligations have fixed interest rates. TenFold does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

Currency Risk. A portion of our operations consists of applications development and sales activities in the United Kingdom. These transactions are primarily denominated in British pounds. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of revenues in the United Kingdom decreases. When the U.S. dollar weakens against the British pound, the value of revenues in the United Kingdom increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the September 30, 2002 rate would cause the fair value of such monetary assets and liabilities in the United Kingdom to change by approximately $49,000. We are not currently engaged in any foreign currency hedging activities.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequently to the date the Company carried out its evaluation.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Note 8 of Notes to Condensed Consolidated Financial Statements for a description of legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

On February 26, 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital has agreed to purchase in cash, on each trading day during the term of the agreement, $12,500 of our common stock up to an aggregate, under certain conditions, of $10 million. We have issued 632,911 shares to Fusion Capital as part of its commitment fee, and up to 316,456 additional shares are issuable to Fusion Capital in the future as part of its commitment fee. Under the common stock purchase agreement, the purchase price per share is equal to the lesser of: the lowest sale price of our common stock on the purchase date; or the average of the three lowest closing sale prices of our common stock during the ten consecutive trading days prior to the date of a purchase by Fusion Capital. As a condition to Fusion Capital’s obligation to make purchases under the Purchase Agreement, the Common Stock to be offered and sold to Fusion Capital must be registered in an effective registration statement with the Securities and Exchange Commission. Once the registration statement is effective, we may make draws under the equity line, and can elect to draw up to $250,000 per month so long as our stock price exceeds $0.25 (below which we may not make draws). Our stock has recently traded below $0.25 per share and we are considering whether to file the registration statement. The Purchase Agreement required the registration statement to be filed by March 29, 2002. Consequently, Fusion Capital may elect to cancel the Purchase Agreement.

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

Item 3.  Defaults Upon Senior Securities

At September 30, 2002, we were in default for non-timely payment of principal and interest under notes payable we owed to our primary lender totaling $3.0 million at September 30, 2002. During October 2002, we executed an agreement with this lender under which we paid a significantly reduced amount to retire this debt, eliminated remedies from this default, and eliminated a related lien on our intellectual property.

We are in default to equipment lessors for late payment of lease payments. We are currently in discussions with these lessors to try to reduce this debt, including the return of much of the related leased equipment. As of September 30, 2002 we had leases payable to these lessors totaling approximately $2.9 million.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

Number	Description

10.1	Third Amendment to Lease Agreement between TenFold Corporation and Boyer Jordan Valley 1, L.C.

11*	Computation of Shares used in Computing Basic and Diluted Net Income (Loss) Per Share.

*  Incorporated by reference to “Notes to Condensed Consolidated Financial Statements” herein

(b)    Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TenFold Corporation

/s/ Nancy M. Harvey
Nancy M. Harvey President, Chief Executive Officer, and Chief Financial Officer
November 19, 2002

CERTIFICATIONS

I, Nancy M. Harvey, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of TenFold Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.  I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.  I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Nancy M. Harvey
Nancy M. Harvey President, Chief Executive Officer, and Chief Financial Officer
November 19, 2002