Form 10-K
period 2002-12-31
TENFOLD CORP /UT
filed 2003-03-31
CIK 1051118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

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

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

          Market value of shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 28, 2002 was approximately $4,351,000. Shares of Common Stock held by each current executive officer and director, and by each person who is known by the registrant to own 10 percent or more of the outstanding Common Stock, have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 10 percent of the outstanding common stock for purposes of the preceding calculation is based solely on information known by the Company and is as of June 28, 2002. This determination of affiliate status is not a conclusive determination for other purposes.

          As of February 28, 2003, there were 40,676,536 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TENFOLD CORPORATION
2002 FORM 10-K AND ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. Our future prospects are difficult to evaluate. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include: ability to generate sufficient cash flow or secure additional sources of financing; future customer revenue; if we file for bankruptcy protection or sell all or substantially all of our assets it is unlikely that existing shareholders would receive any value for their shares; reduced comprehensive errors and omissions insurance coverage; our errors and omissions insurance coverage may not cover contractual disputes; defects or other limitations in our software; complaints filed by customers, shareholders, or other third parties and other litigation or disputes; inability or failure to meet certain contractual obligations; variability of quarterly operating results; ability to adequately anticipate employee and resource utilization rates; lengthy and variable sales cycles; dependence on a small number of customers; revenues have historically come from a small number of vertical industries; ability to license the Universal Application; attraction, training, and retention of employees and key management; protection of intellectual property; international political and economic uncertainty; a majority of our stock is owned by a few persons; anti-takeover provisions in our charter documents; and other competitive factors. Such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by TenFold Corporation with the Securities and Exchange Commission, including but not limited to, the most recent reports on Forms 10-Q. Some of these factors are described in this Form 10-K under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Market Price of Stock.”

PART I

Item 1.     Business

Overview

          TenFold is the provider of the Universal Application™ technology, a software applications platform that reduces enterprise application development, deployment, and maintenance timeframes and costs. The Universal Application automates most of what applications programmers typically do, and enables small teams of predominantly non-technical business users to design, build, test, deploy, and maintain complex, transaction-intensive applications, with limited demand on scarce IT resources. Using a small team of mostly business people for rapid applications development is a radical change from the industry standard approach that relies on large teams of IT professionals who expend significant person years of effort to design, program, test, change, and deploy enterprise applications. Customers get high-quality, complex enterprise applications into production faster and at significantly lower cost with the Universal Application than with other applications development technologies.

          We believe the Universal Application platform has two unique attributes that make building complex, database-intensive and transaction-intensive applications substantially cheaper, easier, and faster than traditional applications development methodologies. First, because the Universal Application automates most of what applications programmers typically do and automatically includes advanced applications functionality, customers get more powerful, higher quality applications faster and at a fraction of the cost of traditional programming approaches. Second, since Universal Application-powered applications development provides a tool and methodology that business people can effectively use, it enables organizations to directly leverage their business experience and insight and to adapt applications easily to meet changing business requirements.

          TenFold’s business model focuses on providing the Universal Application, and our assistance through time-and-materials consulting and training, to customers who use their own business teams and our systems implementation partners to build and maintain applications.

          While there are many companies supplying applications development tools, we know of no other applications platform supplier with technology powerful enough to address the scale and robustness of the complex applications that we and our customers have built and taken into production using Universal Application.

          We founded TenFold in 1993. We spent the first several years primarily developing our patented Universal Application technology. In 1996, we began using Universal Application to build applications for customers. In 1999, we completed our initial public offering. In 1999 and early 2000, we tested a new business model which included selling large custom application development projects with a unique-in-the-industry “money back guarantee”, and simultaneously structuring the company to launch and build on an accelerated time frame eight separate vertical market facing applications product companies. Beginning in 2000, we experienced several difficult quarters and faced significant financial, legal, and operational issues. We incurred substantial, increasing losses from operations in the last three quarters of 2000, including a $55 million operating loss in the fourth quarter of 2000.

          Starting in the second half of 2000 and continuing through today, we have taken steps to refocus TenFold to its roots as a Universal Application technology company, deal with the liabilities that arose as a result of the interim business model, and restore the company to sound business health.

          During 2001, we refocused TenFold back to being a technology company. We consolidated operations into one corporate organization to reduce costs and improve our core delivery and operational infrastructure. We significantly reduced our operating costs through headcount reductions, lease renegotiations and terminations, and other cost-control measures. During 2001, we improved customer satisfaction and sold additional products and services to existing customers. We began promoting the

Universal Application to customers desiring to use it to build applications. In November 2001, we entered into an expanded relationship with Allstate Insurance Company (“Allstate”), which represented our first significant transaction under our new sales and business model.

          During 2002, we continued disciplined execution of this business turnaround and built the business and marketing foundation for our emergence as a growth technology company by continuing to meet customer expectations and establishing new Universal Application sales and marketing channels. We made substantial improvements in our business positioning and operations as part of a comprehensive turnaround effort. These improvements included:

•

We significantly reduced quarterly cash outflows with the goal of providing a cash flow positive basis for continuing operations. We renegotiated several major property leases reducing immediate cash obligations and reducing our long-term obligations by over $51 million in the aggregate. In October 2002, we paid a substantially reduced amount to retire our entire bank debt and a lien on our intellectual property. In October 2002, we reduced our workforce by 45%. And, with the sale of our UK subsidiary to its management team in October 2002, we eliminated significant recurring costs.

•

We settled legacy litigation matters. In September 2002, we entered into an agreement to settle a shareholder lawsuit that settled in 2003. We settled two disputes, bringing to a total of ten the number of disputes related to our interim business model that were satisfactorily settled. Some disputes were settled with payments by our insurer. No settlements involved admission of fault or payment by TenFold except for the self-insurance retentions we paid to cover legal defense costs.

•

In November 2002, we concluded a settlement with the Securities and Exchange Commission related to matters under investigation since May, 2000. We paid no fine or civil penalty and were not required to restate our financial statements.

          During 2002, we continued to meet customer expectations and reached important milestones with key customers. These included:

•

Allstate, a customer since September 1999, continued to rollout its Universal Application-powered internet-enabled policy rating application to more states and lines of business. This application is currently in production doing more than 175,000 transactions weekly for multiple lines of business in many states. In July 2002, we notified Allstate of certain breaches by Allstate of our Agreement, as amended. We are working with Allstate to resolve these matters and continue to provide support and consulting services to Allstate.

•

We completed our fixed-price applications build project for JP Morgan Chase, delivering the global securities lending application, Securities Lending Express (“SLX”). Under a time-and-materials agreement, we continue to assist JP Morgan Chase as it rolls the SLX application into production and decommissions multiple legacy systems. JP Morgan Chase also engaged us to build technology that has integrated its operations with the Equilend consortium.

•

iplan networks of Argentina has had the Universal Application-powered Enterprise Relationship Manager application in production since September 2001. During 2002, we provided significant enhancements and support to this mission-critical application that includes sales management, customer support, incident tracking, and provisioning tailored to the communications industry.

•

In April 2002, we entered into new, forward-looking agreements with Cedars-Sinai Medical Center (“Cedars-Sinai”) under which Cedars-Sinai staff assumed responsibility for completing the build and implementation of Patient Care Expert (“PCX”). PCX is an enterprise-wide clinical information system including patient management, physician order entry, contract management, and patient accounting. Cedars-Sinai completed the application in Q2 2002, conducted a successful pilot of the application in Q3 2002, and took the application into production in Q4 2002. Cedars-Sinai has encountered difficulties in their rollout of the physician order entry system unrelated to our technology, which they are addressing. We continue to provide Universal Application enhancements, support, and other services to Cedars-Sinai, PCX Systems, and their partner, Perot Systems Corporation. Additionally, as discussed below, Cedars-Sinai will be a reseller of PCX through its recently formed subsidiary PCX Systems, LLC.

          We made steady progress in establishing strategic distribution alliances and value added resellers (“VAR”) relationships that we believe will accelerate and broaden market distribution of Universal Application for us at a significantly lower cost and greater speed than we could achieve on our own. During 2002, we entered into three distribution relationships:

•	In April 2002, we began a strategic alliance with a global systems integrator, Sapient Corporation.
•	In May 2002, we began a strategic alliance with Perot Systems Corporation, focused around accelerated penetration of the healthcare industry.
•

In October 2002, we sold our UK subsidiary to the management of that subsidiary and entered into an agreement under which TenFold Systems UK Limited will distribute TenFold products and provide services to UK customers.

          During 2002, we began to enter into VAR relationships around Universal Application-powered applications to which, in most cases, TenFold owns the intellectual property rights. We established the following VAR relationships:

•

In February 2002, we entered into our first VAR agreement with 3Genesis through which 3Genesis will resell a Universal Application-powered customer management, billing, and financial management application in the communications industry worldwide.

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

•

In November 2002, TenFold entered into a reseller agreement with Vertex, a UK-based utility sector customer management and billing company, granting Vertex exclusive, global rights to resell the utility and telecommunications industries focused customer management and billing application, Generic Billing System (GBS), to their customers and others in the utility and telecommunications industries. Subsequently, Vertex completed its first sale of GBS to a large water company in the UK.

          As a consequence of these and other steps, our business performance continued to improve as reflected in key financial metrics:

•	Quarterly change in cash improved from $(5.3) million for Q1 2002 to $1.4 million for Q4 2002.
•	Q4 2002 revenues of $8.3 million were in line with Q3 2002 revenues of $8.1 million.
•	Operating losses were reversed. In Q4, we earned an operating profit of $2.1 million, compared to operating losses $(3.5) million for Q1 2002, $(2.2) million for Q2 2002 and $(14,000) for Q3 2002.
•

With the benefit of a non-recurring, non-operating gain of approximately $2.4 million on retirement of debt, net income for Q4 2002 was $4.3 million, compared to prior quarter net losses of $(3.0) million for Q1 2002, $(2.4) million for Q2 2002 and $(77,000) for Q3 2002.

          To date in Q1 2003, we have continued to complete key steps of our business turnaround. In February 2003, we reached agreement with our two major equipment leasing vendors to buy out and retire their remaining equipment leasing debt of approximately $2.9 million at a substantial discount. We have no further material equipment leases and no further bank debt.

          In February 2003, we reached agreement with Fusion Capital to terminate an unused $10 million equity line. In February 2003, Robert W. Felton, a long-time TenFold director, made an investment of $700,000 in TenFold, by acquiring TenFold common stock.

                    Notwithstanding the progress we have made, we continue to face challenges, including the unresolved SkyTel litigation and a difficult sales environment. For more information see “Liquidity and

Capital Resources,” “Legal Proceedings” and “Factors that May Affect Future Results and Market Price of Stock.” Detailed financial information with respect to TenFold may be found in the audited financial statements in Part IV.

Industry Challenge

          Organizations worldwide face increasing pressure to replace their legacy enterprise applications and introduce new applications as they seek to increase productivity, cut costs, address changing business and competitive demands, and access new technology. But, organizations face daunting odds of failure because the process for building and integrating complex applications is costly and risky. Consequently, many organizations continue to make substantial investments to maintain legacy applications that inadequately meet current needs and do not address new business requirements. To obtain new or replacement applications, companies choose between buying a packaged software application or building a custom software application.

          Organizations generally turn to independent software vendors, such as Enterprise Resource Planning (“ERP”) vendors or vertical software vendors, when seeking packaged applications. In general, packaged applications promise predictable quality and relatively quick implementation. However, packaged applications frequently require that an organization adapt its business practices to the software; generally fail to address specific industry problems, such as patient management or securities lending; often cost considerably more than planned to implement; and, once installed, are difficult to modify to adapt to changing business needs. In addition, when an organization chooses the costly and time-consuming path of customizing a packaged application, cost and risk rise rapidly and the organization is generally inhibited from future opportunities to upgrade the packaged application when subsequent new releases are available.

          Alternatively, organizations can build custom applications, either internally or with third parties. This approach may give them the functionality, flexibility, and fit they seek, but the custom applications development process carries a high risk of failure, with most projects exceeding financial and time budgets and schedules, and with many projects being cancelled prior to implementation due to time delays, budget overruns, and functional or technical deficiencies. Companies often hire software integration or services firms to build and implement mission-critical applications. These firms generally engage a large number of consultants who may remain on-site for years, and may exceed budgets and schedules without producing significantly better results than internal development organizations. In addition, these firms typically do not offer ongoing product enhancements because they build custom solutions for a single customer.

          Applications development projects fail because the process of building complex applications with conventional tools and approaches is very complicated and labor intensive. Programming and testing complex applications can be difficult, take a long time, be expensive, and tie up scarce IT resources. This high cost and high risk is in stark contrast to the business need for new applications that address current business practices and can be adapted quickly and easily to meet the evolving business requirements of a dynamic, highly competitive business environment.

          We believe TenFold’s patented Universal Application presents a radically new approach to applications development. This approach dramatically reduces applications development and maintenance cost and time in two ways: first, by automating essentially all tasks that programmers would generally do; and, second, by providing an applications development tool and methodology that business people can effectively utilize, it enables organizations to directly leverage their business experience and insight and to adapt applications easily to meet changing business requirements.

TenFold Technology and Products

          The Universal Application platform makes building complex applications substantially cheaper, easier, and faster than traditional application development methodologies because the Universal Application automates essentially all tasks that applications programmers typically do and because it allows organizations to develop applications directly with business people who understand the business objectives.

           Consequently, we are focusing our business toward providing the Universal Application, and our assistance through time-and-materials consulting and training, to customers who use their own business teams to build applications.

          The Universal Application value proposition has two principal components: it dramatically reduces the cost and time to build complex database-intensive and transaction-intensive applications and produces higher quality of applications; and, it dramatically reduces the cost and effort of maintaining an application while increasing the speed and ease by which new functionality can be added.

          The Universal Application platform has been in development more than 10 years, contains more than 2.5 million lines of C and C++ code, and is protected by three issued U.S. patents (see “Patents, Intellectual Property Rights and Licensing” for more information). With the Universal Application, business people or applications developers with little or no traditional programming skills can build and maintain an application by describing the application’s desired data and functionality without needing to program in C, C++, Java, HTML, Structured Query Language (“SQL”) or other programming languages and without the need to do other programming-like tasks such as designing screens and writing technical designs.

          The Universal Application is a tightly integrated applications development and maintenance environment and a powerful, efficient, scalable rendering engine. This integrated development and maintenance environment includes: business rules definitions; automatic SQL generation; automated user interface generation; Windows and Web-enablement; integrated product testing, report generation, and data analysis. The Universal Application rendering engine provides significant already-built applications functionality; sound applications performance and scalability; portability across relational databases, computers, operating systems and networks; and, a code-less means for integrating Universal Application-powered applications with legacy and third-party applications.

          We believe the Universal Application delivers these benefits:

•

Faster development of complex transaction applications because the Universal Application automates tasks that programmers would otherwise have to do such as coding SQL, coding logic functions, managing computer-to-computer communications, and coding user interface screens;

•

Longer-lived applications that can survive changes in underlying technologies without requiring applications rewrites, because the Universal Application insulates applications from many technical changes such as new operating system and database software releases;

•	Reduced maintenance costs because there is little or no code to maintain;
•

Improved quality because the Universal Application replaces individually-coded logic with already-existing, thoroughly-tested algorithms that provide both basic and sophisticated applications behavior such as security, menuing, transaction behavior, and powerful windows and browser user interface features.

•

Greater consistency to look, feel and operation across the entire application, by replacing individually-built screen designs and transactions with a systematic, optimal, standard design and by eliminating the details of screen layout and repetitive transaction behavior from the application developer’s task list;

•	Demonstrated scalability as customers add simultaneous end-users and computing capacity; and
•	Typically sub-second response-time on properly configured hardware for most applications actions, because the Universal Application is carefully optimized to provide good performance.

          In addition to the above benefits, the Universal Application has many distinguishing advanced features. The following is a partial listing of these features:

•	Portability across popular databases such as Oracle, DB2, SQL Server, and Sybase;
•	Generation of all SQL statements for accessing and updating data, each highly optimized for each relational database;

•	Automatic screen layout to ensure consistency and quality in both Web and desktop environments;
•	Built-in support for query and update of time-varying data such as effective-dated employee records;
•	Real-time, server-supplied screen refresh of detail and summary information as underlying data changes;
•	Simplified business rule definition and optimized rule execution for workflow, posting, access control, and other sophisticated rule types;
•	Formal rule abstractions for validation, propagation, population, without requiring application developers to master complex event models;
•	Shared middle-tier caching, deferred query execution, and optimistic concurrency control to minimize database server load;
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

          Executing an Application. The Universal Application rendering engine runs the application, provides data and presentation services, and automatically executes rules. There are several components to the Universal Application rendering engine. Universal Application Server hosts the application, providing security, resource management, load balancing, and failover for outstanding scalability and availability. Universal Application Client manages client workstations and supports standard Internet browsers to provide data presentation services and user interface features. LogicXpress converts rules and procedural actions into portable, executable meta-language that it provides automatically to the correct computer within the applications network for execution. Universal Application Kernel provides standard RDBMS and other data access services, common routines, operating system independence, standard error handling, and other shared services.

          Integrating an Application. Universal Application integration tools connect a Universal Application-powered application to other applications, both within a company and at its customers and suppliers. Whether exchanging files, directly accessing another database, or using real-time messaging, integration developers codelessly describe the path that data follows to interface with typically-inflexible legacy or third party applications. Applications developers can convert and cleanse data during its passage to or from a Universal Application-powered system.

          Configuring an Application. The Universal Application supports many leading relational databases, server operating systems, client operating systems, Web servers and browsers, and communications systems. The Universal Application is highly configurable so that it can distribute across many computers to provide n-tier processing or run on a single computer. Configuration options let customers optimize performance and scalability by configuring the Universal Application to match underlying hardware and software environment. The Universal Application design simplifies adding support for additional technologies in order to respond to customer or market needs.

          TenFold ComponentWare

          TenFold ComponentWare is a family of pre-written applications components that easily plug into the Universal Application to extend its functionality without programming. For example, PowerBilling provides a robust suite of add-on billing services. PowerAccounting makes it easy to customize accounting-system integration to application descriptions.

TenFold Services

          We offer basic and advanced applications development training; Universal Application maintenance training; assistance in building, implementing, and maintaining applications; and customer and technical support.

          Training

          We offer training so that customers can successfully build, implement, operate, maintain, and evolve their applications. TenFold University offers professional certification programs to applications developers, end-users, information technology professionals, and training professionals who need to understand the Universal Application, TenFold ComponentWare, the Universal Application integration tools, and TenFold applications products. Training programs include classroom instruction, detailed courseware, and on-site training. Under certain circumstances, we also provide Universal Application maintenance training, so that strategic customers and partners can learn about the internal workings of the Universal Application by working with TenFold’s Development department.

          Applications Development and Implementation Services

          We offer services to help customers build, implement, operate and maintain their applications. Applications development services include helping customers identify requirements and describe their application using the Universal Application. Implementation services include converting and cleansing legacy data, integrating with other applications, running parallel application testing, and managing the implementation project.

          Customer and Technical Support

           We provide our customers who purchase support services with new releases of the Universal Application as new releases become available and various levels of on-site and telephone support.

TenFold Customers

          Since we began operation in 1993, we have provided licenses, and applications development, support and training services to over 50 customers (excluding customers of our prior subsidiary, The LongView Group, Inc.) in financial services, insurance, healthcare, and other vertical markets. During 2002, we provided Universal Application technology and supporting services to 21 customers, 16 of whom are currently in production with applications powered by the Universal Application. Our customers continue to enhance their applications, with one customer having two separate Universal Application-powered applications in production. Three customers – a prestigious academic health system, a global financial services firm, and a subsidiary of a major health insurer – have completed their application build projects in recent months, brought their applications into production, and are continuing to rollout the applications. Three of our customers are VARs working closely with TenFold to close new business with existing and new customers. Vertex, our most recent VAR, established in November 2002, successfully closed its first sale of the Universal Application-powered utility industry customer management and billing application to a large water company in the UK.

          Our customers are leaders in financial services, insurance, healthcare and other vertical markets. Companies using Universal Application-powered applications in production today include, among others,

Abbey National Bank, Allstate Insurance, Barclays Global Investors, Cedars-Sinai Medical Center, Deutsche Bank, Dresdner Bank, Franklin Templeton, iplan networks, JP Morgan Chase, MedCath, and Trinity.

          During 2002, we earned revenues from 21 customers. Some of our customers accounted for more than 10 percent of our annual revenues. Allstate accounted for 63 percent, and JP Morgan Chase accounted for 12 percent of our revenues for the year ended December 31, 2002. Bonneville Power Administration accounted for 27 percent, Abbey National accounted for 16 percent, and Allstate accounted for 11 percent of our revenues for the year ended December 31, 2001. SkyTel Communications accounted for 16 percent, and Allstate accounted for 15 percent of our revenues for the year ended December 31, 2000.

Sales and Marketing

          Building sales and marketing is critical to our emergence as a growth technology company. During 2002, we pursued three complementary sales and marketing related initiatives. First, we established alliance relationships with VARs, systems integrators and software distributors in the U.S. and international markets. Second, we maintained a small direct sales channel to prosecute specific sales opportunities. Third, we launched technology-related projects intended to enhance our product marketing. These included web-site enhancements and a major project, code named Tsunami, to redesign and repackage our Universal Application technology to enable a 2003 release of a personal version of our technology directly to the IT and business person applications developer community.

          Alliance Initiatives

          During 2001, we began discussions to establish relationships with VARs, system integrators, software distributors, application service providers and others. We believe that such relationships will accelerate and broaden market distribution of Universal Application for us at a significantly lower cost and greater speed than we could achieve on our own. During 2002, we made steady progress in establishing such relationships, as follows:

•	In April 2002, we entered into a strategic alliance with a global systems integrator, Sapient Corporation, to resell the Universal Application globally.
•	In May 2002, we entered into a second strategic alliance with Perot Systems Corporation focused around accelerated penetration of the healthcare industry.
•

In October 2002, we sold our UK subsidiary to the management of that subsidiary and entered into an agreement under which TenFold Systems UK Limited will continue to distribute TenFold products and provide local service to UK customers.

          We have completed applications products in production in the communications, energy, financial services, healthcare and insurance industries. We are in discussions to establish VAR and other distribution agreements with applications companies that may take ownership of specific vertical market applications product intellectual property and provide direct support, maintenance, and marketing of specific vertical market applications products. During 2002, we made steady progress in establishing VAR relationships as follows:

•	In February 2002, we entered our first VAR agreement with 3Genesis to resell a Universal Application-powered communications industry application worldwide.
•

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

•

In November 2002, we entered into a VAR agreement with Vertex, a UK-based utility sector customer management and billing company, granting Vertex exclusive, global rights to resell the utility and telecommunications industries focused customer management and billing application, Generic Billing System (“GBS”), to their customers and others in the utility and telecommunications industries. This application includes specific billing functionality tailored for the electric and gas sectors. Vertex intends to enhance GBS with other functionality specific to the utility industry, including water utilities. Subsequent to entering into this VAR agreement, Vertex completed its first sale of GBS to a large utility customer in the UK. We will continue to provide Universal Application support, training, and other services to Vertex and their customers. Through a subcontractor relationship with TenFold, Sapient Corporation, will provide applications support and other services to Vertex.

          Direct Sales

          We focused our direct sales channel on selling small, paid prototype projects with new accounts in the insurance, retail software, and financial services sectors. In March 2002, Reuter Brooks, a UK-based courier company, entered into a paid prototyping project. In June 2002, Reuter Brooks contracted with us to build a front-to-back office system that provides integrated Web booking, customer queries over the Web, customer relationship management for the sales force and support services, management queries, and links to the main accounting system. We completed this project in September 2002.

          During June 2002, Ingenix Inc., a subsidiary of a national health insurer, entered into a contract to internally develop a Universal Application-powered application called Knowledgebase Expert. Knowledgebase Expert is a collection of data relationships and attributes that characterize coding relationships on medical bills (e.g., procedure codes, diagnosis codes, and modified codes) for healthcare billings. Ingenix completed this project in September 2002 and has Knowledgebase Expert in production.

          In August 2002, Rand Technology, an international electronics parts distributor, acquired a Universal Application development license with the intention of rebuilding their primary, mission-critical application. We are currently supporting their efforts.

          Technology-related Marketing Projects

          During 2002, we began a major project, code named Tsunami, to rewrite all customer facing parts of our Universal Application to enable us to release in 2003, a personal version of our applications platform directly to applications developers, both IT and business users. The goal of the Tsunami project is to make a single user version of our patented Universal Application technology ubiquitously available from our web site and to enhance the usability of the Universal Application so that a business person or an IT person with limited applications development experience can obtain and use Tsunami to build, without substantial training or support, a complex, sophisticated application. During Q1 2003, we have released from Development a demonstration version of this technology and are moving forward toward Beta releases in the first half of 2003.

          During Q3 2002, we added a member sign-on capability to our web site and provided a new Universal Application-powered application, DocuManage, to our customers and partners. DocuManage provides real-time access and searching of TenFold product documentation to customers anytime and anywhere through the internet.

Competition

          The competitive landscape for new and legacy-replacement enterprise applications is split among the options available to corporations today. These options are:

•	Status quo;
•	Buy a packaged application (with or without modification); and

•	Build a new application using internal IT resources or third-party consulting and software integration firms.

          Status quo

          TenFold’s largest competitor is “status quo.” Corporations continually wrestle with the issue of when to retire “legacy” applications. In recent years, most companies chose to invest large amounts of money to fund maintenance of legacy applications, bearing the quirks and inefficiencies of outdated applications that do not meet new business demands. Remaining with the status quo results in: continuously increasing costs as maintenance on top of maintenance gets harder; acceptance of barely adequate applications; limitations on lowering costs; limitations to embracing new technologies; and, difficulty in adding products or expanding markets. Status quo postpones the inevitable replacement of the application.

          Buy a Packaged Application (with or without modification)

          Many corporations prefer to obtain an off-the-shelf application from ERP or vertical packaged software vendors. Corporations license software packages to limit the risks associated with new software development projects. However, packaged applications force corporations to conform their business problems to the packaged solution, often with a poor fit. Corporations can modify a packaged application to solve their business problems, but such blended solutions are expensive, slow to implement, and suffer from poor integration.

          Buying packaged applications is not a viable solution for replacing most legacy applications for most customers in most industries as reasonable-fit packaged applications just don’t exist.

          Build New Applications

          When companies contemplate building their own applications on their own or with help, TenFold competes primarily with suppliers of traditional programming technologies and development tools. Internal IT organizations and third party consulting firms frequently use tools from Oracle, IBM, Microsoft, BEA, Computer Associates, and others.

          Programming languages such as COBOL, C, and C++ perform well and scale well, but require extraordinarily large project teams to spend multiple years to complete projects. Such projects generally run over budget in time and dollars and frequently fail. Visual Basic, SmallTalk, and other personal computer technologies support rapid applications development and improved productivity for smaller projects, but do not scale to support large numbers of end-users.

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

Patents, Intellectual Property Rights and Licensing

          We rely primarily on a combination of patent, copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have received three separate patents in the United States. The first patent relates to the Universal Application. The second relates to TenFold AutoTest, our automated testing technology. The third patent relates to our computer-assisted testing of software application components. We have one pending U.S. patent and have additional patents and pending patent applications in other countries. Our trademark portfolio contains 10 U.S. trademark registrations, 23 trademarks registered in other countries and 22 pending applications in the U.S. and other countries. These trademark registrations and applications in the U.S. and their counterparts in various foreign jurisdictions provide protection for our proprietary marks including our distinctive TenFold name and logo.

          In addition, as part of our confidentiality procedures, we enter into nondisclosure agreements with our employees, customers, consultants, and corporate partners, and limit access to and distribution of our software, documentation, and other proprietary information. We retain ownership of the Universal Application, TenFold ComponentWare, and the Universal Application Integrator. We generally retained ownership of the applications products that we developed for customers; however, we have allowed a small number of customers to own rights to the applications we developed for them. In some cases, our contracts obligate us to pay royalties on future sales of specific applications, or prohibit us from licensing applications for specified periods of time or to specified third parties.

          For information concerning risks associated with intellectual property rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – If we cannot protect or enforce our intellectual property rights, our competitive position would be impaired and we may become involved in costly and time-consuming litigation.”

Research and Development

Our technology development organization consists of teams of development engineers and product managers. These teams use a “documentation-centric” development process that includes planning and documenting deliverables in advance, rigorously adhering to coding standards, and performing nightly regression tests of all technology. We continuously monitor quality, analyze the root-cause of defects, report daily and weekly status, and regularly communicate individual and team performance and adherence to schedule and functionality requirements.

          Our development infrastructure and processes produce documentation, quality assurance, platform certification, release management, and delivery capabilities (in addition to design and implementation functions) for our technology and products. Developers use TenFold AutoTest – our patented integrated testing technology – to perform nightly regression tests on all products, components, and technologies under development or modification. Developers use DocuManage, our web-based documentation management and reference system, to access and maintain product documentation.

          Our development organization produces new versions and releases of our Universal Application technology periodically, and during 2002 completed 8 major technology releases. For much of 2002, in addition to quality improvements and enhancements for new releases in 2002, and early in 2003, we have had significant development activity underway related to our impending major new product initiative, code named Tsunami.

          Research and development expenses were approximately $6.2 million for the year ended December 31, 2002, $12.7 million in 2001; and, $25.7 million in 2000. As of December 31, 2002, we had 21 research and development staff. We intend to continue to make investments in research and development to maintain and enhance the Universal Application, Universal Application integration tools, and TenFold ComponentWare.

Employees

          As of December 31, 2002, we had 73 employees, including 32 in applications development, training and support, 21 in research and development, 3 in sales and marketing, and 17 in finance, administrative, and information technology support functions. None of our employees is represented by a labor union or a collective bargaining agreement and most are at-will employees.

          During the year ended December 31, 2002, our average headcount was 135. In October 2002, we reduced our US workforce by 51 employees. In October 2002, we sold our UK subsidiary to the management of that subsidiary, further reducing headcount by 10 employees.

Acquisition and Sale of Subsidiaries

          On October 19, 2002, we sold the entire equity interest in our wholly owned subsidiary, TenFold Systems UK Limited, to the management of that subsidiary. Accordingly, the operations of TenFold Systems UK Limited have been included in the accompanying consolidated statements of operations for TenFold for all periods presented through October 19, 2002. We have previously distributed and supported our products in the United Kingdom through TenFold Systems UK Limited. Under the terms of this transaction, TenFold Systems UK Limited will continue to distribute TenFold products in the United Kingdom and provide local support to its customers. We will provide support for the Universal Application to TenFold Systems UK Limited and will share with TenFold Systems UK Limited revenues from existing and future TenFold Systems UK Limited customers.

          On September 30, 1999, we entered into a Stock Purchase Agreement with Barclays California Corporation (“BarCal”) under which we purchased the entire equity interest of BarCal in its wholly owned subsidiary, The LongView Group, Inc. (“LongView”). On October 7, 1999, the acquisition was closed. On March 15, 2001, we sold LongView for $29.0 million to Linedata Services (“Linedata”). Accordingly, the operations of LongView have been included in the accompanying consolidated statements of operations from the acquisition through March 15, 2001. The acquisition was accounted for using the purchase method of accounting.

Executive Officers

The executive officers of TenFold are as follows:

Name	Age	Position(s)

Nancy M. Harvey	49	President, Chief Executive Officer, Chief Financial Officer and Director
Alan K. Flake, Jr.	39	General Counsel, Senior Vice President, Legal, and Corporate Secretary
Jeanne Marie Kiss	56	Senior Vice President, Operations
Dudley E. Morris	65	Senior Vice President, Business Development
Jeffrey L. Walker	60	Chairman of the Board of Directors, Executive Vice President, Chief Technology Officer

          Nancy M. Harvey joined TenFold in July 2000, and has served as President and Chief Executive Officer since January 2001, and as Chief Financial Officer since November 2002. From July 2000 to December 2000, Ms. Harvey served as TenFold’s Chief Operating Officer. Prior to joining TenFold, Ms. Harvey served in various capacities with Computer Science Corporation’s (“CSC”) Healthcare Group, a large-scale applications development, outsourcing and consulting company, including from 1999 to 2000 as Executive Vice President, from 1998 to 1999 as Chief of Staff and Acting Group Vice President of Finance and Administration, from 1997 to 1998 as a Vice President, and from 1995 to 1997 as a Principal of APM Management Consultants, a management consulting firm acquired in 1996 by CSC. From 1994 to 1995, Ms. Harvey was a Senior Manager with Ernst & Young, a public accounting firm. In addition, Ms. Harvey held executive positions with MacNeal Health Services Corporation, a regional health delivery system. Ms. Harvey holds a BS in biology and chemistry from the College of Creative Studies at the University of California at Santa Barbara, an MBA from the Wharton School of the University of Pennsylvania, a Ph.D. in chemical physics from the University of Minnesota, and was a post-doctoral fellow at the California Institute of Technology.

          Alan K. Flake, Jr. joined TenFold in August 2001 as Deputy General Counsel and in February 2002 was named TenFold’s General Counsel. In March 2003, Mr. Flake was also appointed as Senior Vice President, Legal and as Corporate Secretary. Prior to joining TenFold, Mr. Flake served from 2000 to 2001 as Vice President and General Counsel of emWare, Inc., a device-networking software company. Prior to joining emWare, Mr. Flake practiced law from 1990-2000 as a member of the litigation department with Parsons Behle & Latimer, a 130-lawyer firm, where he was elected shareholder/partner in 1997. From 1985 to 1986, Mr. Flake was an assistant to the Circuit Executive of the United States Courts for the D.C. Circuit. Mr.

Flake holds a BA in international relations with a minor in Japanese from Brigham Young University and received his law degree from the J. Reuben Clark, Jr. Law School at Brigham Young University.

          Jeanne Marie Kiss joined TenFold in November 2001 as a Vice President and has served as Senior Vice President, Operations since September 2002. Prior to joining TenFold, Ms. Kiss served in various capacities with Computer Science Corporation’s (“CSC”) Healthcare Group from 1996 to 2001, including from 1998 to 2001, as Chief Operating Officer of CSC Healthcare. From 1993 to 1996, Ms. Kiss served as Chief Operating Officer of St. Luke’s Roosevelt Hospital Center, an academic medical center in Manhattan, New York. Ms. Kiss holds a Ph.D. in Organizational Development from the Wagner School at New York University and is an adjunct professor at New York Medical College.

          Dudley E. Morris joined TenFold in January 2002 as Vice President, Sales and in February 2002 became Senior Vice President, Business Development. Prior to that time, he served from 1996 to 2002 as a Vice President with Computer Science Corporation’s (“CSC”) Healthcare Group and as a Managing Director of CSC’s Health Consulting Practice. Prior to that, Mr. Morris was a founder and Managing Director of APM, Inc. (“APM”), an independent healthcare consulting firm that was acquired by CSC in 1996. Before founding APM, Mr. Morris was Deputy Commissioner and Chief Operating Officer for the New York City Health Services Administration, at the time, the nation’s largest drug treatment and prevention program. Mr. Morris began his career as a correspondent for Time & Life Magazines. Between 1994 and 1996, he also served in the United States Office of Economic Opportunity in the Office of the President and helped to launch Project Head Start, a national pre-school program. Mr. Morris holds a BA degree in political science from Yale University.

          Jeffrey L. Walker founded TenFold in February 1993 and has served as its Chairman, Executive Vice President, and Chief Technology Officer since October 1996. From TenFold’s inception to October 1996, Mr. Walker served as TenFold’s Chairman, President, Chief Executive Officer, and Chief Technology Officer. Prior to founding TenFold, from 1991 to 1993, Mr. Walker was an independent consultant. From 1985 to 1991, Mr. Walker held several management positions at Oracle Corporation, a large database and applications software company, including Executive Vice President from 1987 to 1991, General Manager Applications Division from 1985 to 1991, Chief Financial Officer from 1987 to 1991, and Senior Vice President of Marketing during 1986. Prior to joining Oracle, Mr. Walker founded and served as Chief Executive Officer of Walker Interactive Products, an application software company, from 1980 to 1985. Mr. Walker holds a BA in mathematics from Brown University.

Item 2.     Properties

          TenFold currently owns no real property. Below is a description of our leased property and the status of each facility at December 31, 2002:

Location	Sq. Feet	Lease expires	Use

South Jordan, UT	22,310	September 2007	Corporate headquarters, research and development, applications development, sales, executive and administrative activities.
Irving, TX	23,386	April 2005	We no longer occupy this property. We have subleased 15,404 sq. feet of this space for the remaining term.
Dallas, TX	11,679	January 2004	We no longer occupy this property. From February 2001 to December 2002, we subleased this office space. We do not anticipate further sublease payments through the remaining term.

          We have consolidated our operations into one principal executive office located near Salt Lake City, Utah where we lease 22,310 square feet under a lease that expires in September 2007. Our staff currently work at this office, at customer sites, or from home offices. During 2003, we anticipate that we may require a small amount of office space in San Francisco, California primarily for some research and development activities.

          During 2002, we completed a series of agreements with various landlords that eliminated a total of approximately $51 million of long-term lease obligations. This included terminating office leases in Chicago, Illinois; Draper, Utah; Foster City, California; and San Francisco, California; and negotiating a termination of the unoccupied portions of our South Jordan, Utah headquarters lease reducing the square footage leased from 105,068 to 22,310 square feet, reducing the term from 11 years to 5 years, and reducing the rental rate per square foot.

          During 2001, we closed offices in Atlanta, Georgia; Foster City, California; Irving, Texas; New York, New York; Park Ridge, New Jersey; and Raleigh, North Carolina. We subsequently terminated the Atlanta, Georgia lease, and subsequently subleased approximately 15,404 sq. feet of the lease in Irving, Texas. We also canceled an expansion requirement in Chicago, Illinois that would have commenced on October 1, 2001.

          During 2000, we closed offices in Dallas, Texas; and Chicago, Illinois, and subsequently subleased these offices.

          During the year ended December 31, 2000, we acquired two office buildings totaling 14,000 square feet and adjoining property in San Rafael, California. We did not occupy any of this space during the year ended December 31, 2001. We sold these buildings in January 2002, for an amount equal to their net book value.

Item 3.     Legal Proceedings

          See Part IV, Item 15, Note 10 of Notes to Consolidated Financial Statements for a description of legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

          None

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

          Our common stock trades on the OTC Bulletin Board Market under the trading symbol “TENF.OB.” Our high and low prices by quarter during 2002 and 2001 are presented as follows:

	2002

	HIGH	LOW

First Quarter	$0.87	$0.34
Second Quarter	$0.77	$0.35
Third Quarter	$0.40	$0.10
Fourth Quarter	$0.49	$0.07

	2001

	HIGH	LOW

First Quarter	$3.38	$0.31
Second Quarter	$0.69	$0.22
Third Quarter	$1.69	$0.34
Fourth Quarter	$1.05	$0.51

          On December 31, 2002, we had approximately 227 stockholders of record of our common stock and 37,382,080 shares of our common stock were issued and outstanding. On February 28, 2003, we had 40,676,536 shares of common stock outstanding.

          We have never declared or paid dividends on our common stock. We expect to retain any earnings generated by our operations for the development and growth of our business, and we do not anticipate paying any dividends to our stockholders for the foreseeable future.

Item 6.     Selected Financial Data

          The selected consolidated statement of operations data for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, and the selected consolidated balance sheet data as of December 31, 2002, 2001, 2000, 1999, and 1998, are derived from, and are qualified by reference to, TenFold’s audited financial statements. The historical results are not necessarily indicative of future results.

	Year ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$207	$8,532	$12,416	$47,088	$13,382
Subscription	15,548	689	—	—	—
Services and other	12,475	45,692	57,117	50,710	29,356

Total revenues	28,230	54,913	69,533	97,798	42,738

Operating expenses:
Cost of revenues	12,998	30,990	69,151	36,413	17,184
Sales and marketing	1,985	5,556	22,558	24,922	11,102
Research and development	6,229	12,672	25,660	18,436	9,720
General and administrative	7,803	11,113	25,664	5,341	2,889
Amortization of goodwill and acquired intangibles	—	962	4,603	1,064	—
In process research and development	—	—	—	2,000	-–
Special charges	2,838	18,876	4,810	—	—

Total operating expenses	31,853	80,169	152,446	88,176	40,895

Income (loss) from operations	(3,623)	(25,256)	(82,913)	9,622	1,843

Total other income, net	1,938	12,553	2,152	981	375

Income (loss) before income taxes	(1,685)	(12,703)	(80,761)	10,603	2,218
Provision (benefit) for income taxes	(497)	2,965	(619)	4,736	495

Net income (loss)	$(1,188)	$(15,668)	$(80,142)	$5,867	$1,723

Accretion of Series A and B redeemable Preferred stock	—	—	—	(391)	(915)

Net income (loss) applicable to common stockholders	$(1,188)	$(15,668)	$(80,142)	$5,476	$808

Basic earnings (loss) per common share	$(0.03)	$(0.44)	$(2.29)	$0.19	$0.04

Diluted earnings (loss) per common share	$(0.03)	$(0.44)	$(2.29)	$0.16	$0.03

Weighted average shares - basic (1)	37,249	35,623	35,035	29,278	21,551

Weighted average shares - diluted (1)	37,249	35,623	35,035	34,384	26,663

Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$3,838	$10,969	$13,854	$58,247	$15,373
Total current assets	7,654	16,604	19,751	77,956	23,966
Total assets	9,284	27,476	65,275	112,632	30,309
Total current liabilities	34,484	50,942	66,088	44,574	12,236
Long-term obligations, redeemable preferred and common stock, less current portion	25	1,878	10,023	3,464	14,240
Stockholders’ equity (deficit)	(25,225)	(25,344)	(11,448)	61,840	3,748
Working capital (deficit)	(26,830)	(34,338)	(46,337)	33,382	11,730

(1) See Note 4 to the financial statements for an explanation of the determination of the method used to determine the number of shares used in computing net earnings (loss) per share.

Supplementary Financial Information

          The following tables set forth certain unaudited quarterly results of operations of TenFold for 2002 and 2001. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results.

	Quarter ended

	Mar 31, 2001	June 30, 2001	Sept 30, 2001	Dec 31, 2001	Mar 31, 2002	June 30, 2002	Sept 30, 2002	Dec 31, 2002

	(in thousands, except per share data) (unaudited)
Revenues:
License	$2,981	$4,115	$748	$688	$104	$46	$33	$24
Subscription	—	—	—	689	2,603	3,509	4,315	5,121
Services and other	9,113	18,217	10,083	8,279	2,868	2,695	3,745	3,167

Total revenues	12,094	22,332	10,831	9,656	5,575	6,250	8,093	8,312

Operating expenses:
Cost of revenues	10,113	10,363	3,169	7,345	3,743	3,869	2,626	2,760
Sales and marketing	2,890	1,398	683	585	526	607	624	228
Research and development	4,506	3,537	2,652	1,977	1,895	1,381	2,015	938
General and administrative	4,265	3,172	2,021	1,655	2,873	2,007	1,702	1,221
Amortization of goodwill and acquired intangibles	962	—	—	—	-–	—	—	—
Special charges	5,729	1,832	911	10,404	24	562	1,140	1,112

Total operating expenses	28,465	20,302	9,436	21,966	9,061	8,426	8,107	6,259

Income (loss) from operations	(16,371)	2,030	1,395	(12,310)	(3,486)	(2,176)	(14)	2,053

Total other income (loss), net (1)	13,545	6	(1,035)	37	(64)	(172)	(58)	2,232

Income (loss) before income taxes	(2,826)	2,036	360	(12,273)	(3,550)	(2,348)	(72)	4,285
Provision (benefit) for income taxes (1)	2,372	379	209	5	(508)	7	5	(1)

Net income (loss)	$(5,198)	$1,657	$151	$(12,278)	$(3,042)	$(2,355)	$(77)	$4,286

Basic earnings (loss)per common share	$(0.15)	$0.05	$(0.00)	$(0.34)	$(0.08)	$(0.06)	$(0.00)	$0.11

Diluted earnings (loss)per common share	$(0.15)	$0.04	$(0.00)	$(0.34)	$(0.08)	$(0.06)	$(0.00)	$0.11

(1) During the fourth quarter of 2001, TenFold recorded a reclassification reducing the gain on sale of The LongView Group, Inc. and the provision for income taxes each by $408,000 for the quarter ended March 31, 2001.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

          TenFold is the provider of the Universal Application™ technology, a software applications platform that reduces enterprise application development, deployment, and maintenance timeframes and costs. The Universal Application automates most of what applications programmers typically do, and enables small teams of predominantly non-technical business users to design, build, test, deploy, and maintain complex, transaction-intensive applications, with limited demand on scarce IT resources. Using a small team of mostly business people for rapid applications development is a radical change from the industry standard approach that relies on large teams of IT professionals who expend significant person years of effort to design, program, test, change, and deploy enterprise applications. Customers get high-quality, complex enterprise applications into production faster and at significantly lower cost with Universal Application than with other applications development technologies.

          The Universal Application platform has been in development more than 10 years, contains more than 2.5 million lines of C and C++ code, and is protected by three issued U.S. patents (see “Patents, Intellectual Property Rights and Licensing” for more information). With the Universal Application, business people or applications developers with little or no traditional programming skills can build and maintain an application without needing to program in C, C++, Java, HTML, SQL or other programming languages and without the need to do other programming-like tasks such as designing screens and writing requirements documents.

          The Universal Application platform makes building complex applications substantially cheaper, easier, and faster than traditional application development methodologies because the Universal Application automates essentially all tasks that applications programmers typically do and because it allows organizations to develop applications directly with business people who understand the business objectives. Consequently, we are focusing our business toward providing the Universal Application, and our assistance through time-and-materials consulting and training, to customers who use their own business teams and our systems implementation partners to build applications.

          Our customers are leaders in financial services, insurance, healthcare, and other vertical markets. Since we began operation in 1993, we have provided licenses, and applications development, support and training services to over 50 customers (excluding customers of our prior subsidiary, The LongView Group, Inc.). Several Universal Application-powered, enterprise-scale, mission-critical applications are in production at companies such as Abbey National Bank, Allstate, Ameritech, Barclays Global Investors, Cedars-Sinai Medical Center, iplan networks, and JP Morgan Chase. Our customers are deriving significant benefits from their applications, including the ability to maintain business rules on-the-fly. For example, one of our customers determined that it can introduce new multi-state insurance rate structures (i.e., business rules) in hours versus weeks. Speed to application production and application maintainability are the hallmarks of the Universal Application. They translate into speed to market and real time competitive advantage.

Business History

          We founded TenFold in 1993. We spent the first several years primarily developing our patented Universal Application technology. In 1996 we began using Universal Application to build applications for customers. In 1999, we completed our initial public offering. In 1999 and early 2000, we tested a new business model which included selling large custom application development projects with a unique in the industry “money back guarantee”, and simultaneously structuring the company to launch and build on an accelerated time frame eight separate vertical market facing applications product companies. Beginning in 2000, we experienced several difficult quarters and faced significant financial, legal, and operational issues including difficulties estimating and delivering some fixed-price projects within expected timeframes. We incurred substantial, increasing losses from operations in the last three quarters of 2000, including a $55 million operating loss in the fourth quarter of 2000.We faced lawsuits by unhappy customers and disappointed shareholders. We were the subject of an investigation by the SEC.

          Starting in the second half of 2000 and continuing through today, we have taken steps to refocus TenFold to its roots as a Universal Application technology company, deal with the liabilities that arose as a result of the interim business model, and restore the company to sound business health.

Current Business Status

          We took disciplined steps to address significant operating, financial, and legal issues. During 2001 and 2002, we initiated and largely completed a far-reaching turnaround and positioned TenFold to emerge as a growth technology company. We set clear strategic direction as a technology company and took the following steps:

1.	Resolved historical operating, financial, and legal issues
2.	Secured current business and enhanced customer satisfaction
3.	Set the foundation for future growth by establishing new sales and marketing channels
4.	Invested in enhancing our breakthrough Universal Application technology

          Resolved Historical Issues

          Through 2001 and 2002, we resolved nearly all of the issues which arose in 2000. We restructured our business, strengthened our delivery, and resolved numerous customer disputes and other legal matters.

Restructured Business – From November 2000 to December 31, 2002, we reduced our headcount from approximately 744 to 73, reduced the number of principal operating offices from 13 to 1, renegotiated facilities and equipment leases, retired bank debt at a substantial discount, marketed unused properties for sale, and tightened operational expense management.

          We commenced a restructuring of our business in November 2000 through a reduction in work force and closure of redundant offices in Chicago, Illinois; Dallas, Texas; and San Francisco, California. During 2001 and 2002, we continued to reduce the workforce and closed or reduced offices in Atlanta, Georgia; Chicago, Illinois; Foster City, California; Irving, Texas; New York, New York; Park Ridge, New Jersey; Raleigh, North Carolina; Richmond, UK; Salt Lake City, Utah; and San Francisco, California. As of December 31, 2002, our principal real estate obligation is a 5-year lease for our South Jordan, Utah headquarters space. In January 2002, we sold two buildings we had owned in San Rafael, California, for an amount equal to their net book value.

          These restructurings and other cost reduction actions we have taken have reduced quarterly operating cash outflows by over 80% from the first quarter of 2001 to the fourth quarter of 2002. We estimate that the cumulative impact of successful lease renegotiations and terminations has reduced long-term real estate obligations by over $63 million.

          During 2001 and 2002, we restructured our financial obligations with three equipment lessors and our notes payable obligations to our primary lender. In October 2002, we paid a substantially reduced amount to retire our entire bank debt and an associated lien on our intellectual property. In February 2003, we reached agreement with our two major equipment leasing vendors to buy out and retire their remaining equipment leasing debt of approximately $2.9 million at a substantial discount.

          Strengthened Delivery Capabilities – During 2001 and 2002, we took steps to strengthen our field services delivery and development organizations. We improved delivery performance during 2001 as we leveraged our experienced personnel for each of our customer projects, improved project management controls, and provided centralized oversight of all on-going projects. The improvements in our applications delivery process led to a significant improvement in our ability to estimate project man-days remaining and to meet customer expectations.

          Resolved Legal Matters – During 2001, we favorably resolved eight customer disputes. In none of these settlement agreements did any party admit liability. Our errors and omissions insurance carrier paid the entire amount of the compromised and confidential settlement sums above the self-insurance retention we paid to cover legal defense costs. In one case, the customer paid us for services we had provided. During 2002, we resolved disputes with a customer and a business partner by entering into productive forward-looking agreements under new business terms. With the resolution of these disputes, we now have only one unresolved customer dispute, that with the SkyTel Corporation. We have been in dialog with SkyTel for months, but have encountered delays due to its encumbrance in the WorldCom bankruptcy proceedings.

          In September 2002, we entered into an agreement to settle a shareholder lawsuit. This matter was fully settled in 2003 with all payments made by our insurer except for the self-insurance retention we paid to cover legal defense costs, and no admission of liability by TenFold or the other defendants.

          In November 2002, we concluded a settlement with the SEC related to matters under investigation since May 2000. We incurred no fines or civil penalties and were not required to restate our financial statements.

          Secured Business and Enhanced Customer Satisfaction

          During 2001 and 2002, we steadily improved our delivery performance and consequently enhanced customer satisfaction.

          During 2001, we centralized management of our delivery organization, made substantial headway on important projects, and completed significant product delivery milestones including: implementing TenFold Wealth Manager in production at a major mortgage lender; passing a major scalability performance benchmark for a large customer relationship management outsourcing company; completing a billing and settlement application for a major energy and transmission supplier; and, implementing Enterprise Relationship Manager, an end-to-end business infrastructure application designed exclusively for next-generation Internet and communications service providers, for a communications company.

          During 2002, we continued to meet customer expectations and reached important milestones with key customers. These included:

•

Allstate, a customer since September 1999, continued to rollout its Universal Application-powered internet-enabled policy rating application to more states and lines of business. This application is currently in production doing more than 175,000 transactions weekly for multiple lines of business in many states. In July 2002, we notified Allstate of certain breaches by Allstate of our Agreement, as amended. We are working with Allstate to resolve these matters and continue to provide support and consulting services to Allstate.

•

We completed our fixed-price applications build project for JP Morgan Chase, delivering the global securities lending application, Securities Lending Express (“SLX”). Under a time-and-materials agreement, we continue to assist JP Morgan Chase as it rolls the SLX application into production and decommissions multiple legacy systems. JP Morgan Chase also engaged us to build technology that has integrated its operations with the Equilend consortium.

•

iplan networks of Argentina has had the Universal Application-powered Enterprise Relationship Manager application in production since September 2001. During 2002, we provided significant enhancements and support to this mission-critical application that includes sales management, customer support, incident tracking and provisioning tailored to the communications industry.

•

In April 2002, we entered into new, forward-looking agreements with Cedars-Sinai Medical Center (“Cedars-Sinai”) under which Cedars-Sinai staff assumed responsibility for completing the build and implementation of Patient Care Expert (“PCX”). PCX is an enterprise-wide clinical information system including patient management, physician order entry, contract management, and patient accounting. Cedars-Sinai completed the application in Q2 2002, conducted a successful pilot of the application in Q3 2002, and took the application into production in Q4 2002. Cedars-Sinai has encountered difficulties in their rollout of the physician order entry system unrelated to our technology, which they are addressing. We continue to provide Universal Application enhancements, support, and other services to Cedars-Sinai, PCX Systems, and their partner, Perot Systems Corporation. Additionally, as discussed below, Cedars-Sinai will be a reseller of PCX through its recently formed subsidiary PCX Systems, LLC.

          Established Foundation for Growth

          During 2001 and 2002, we steadily laid the groundwork for future growth by establishing new sales and marketing channels.

          During 2001, we began to more actively promote the Universal Application to customers desiring to use it to build applications. In November 2001, we entered into an expanded relationship with Allstate Insurance Company (“Allstate”), which represented our first significant transaction under our new sales and business model.

          During 2002, we pursued two key, complementary efforts to close current sales and build a solid foundation for future sales. First, we established alliance relationships with VARs, systems integrators and software distributors in the U.S. and international markets. Second, we directly prosecuted specific sales opportunities.

          During 2001, we began discussions to establish relationships with VARs, system integrators, software distributors, application service providers and others. We believe that such relationships will accelerate and broaden market distribution of Universal Application for us at a significantly lower cost and greater speed than we could achieve on our own. During 2002, we made steady progress in establishing such relationships, as follows:

•	In April 2002, we began a strategic alliance with a global systems integrator, Sapient Corporation, to resell the Universal Application globally.
•	In May 2002, we began a strategic alliance with Perot Systems Corporation focused around accelerated penetration of the healthcare industry.
•

In October 2002, we sold our UK subsidiary to the management of that subsidiary and entered into an agreement under which TenFold Systems UK Limited will distribute TenFold products and provide services to UK customers.

          We have completed applications products in production in the communications, energy, financial services, healthcare and insurance industries. We are in discussions to establish VAR and other distribution agreements with applications companies that may take ownership of specific vertical market applications product intellectual property, and will provide direct support, maintenance, and marketing of specific vertical market applications products. During 2002, we made steady progress in establishing VAR relationships as follows:

•	In February 2002, we entered our first VAR agreement with 3Genesis to resell a Universal Application-powered communications industry application worldwide.
•

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

•

In November 2002, we entered into a VAR agreement with Vertex, a UK-based utility sector customer management and billing company, granting Vertex exclusive, global rights to resell the utility industry focused customer management and billing application, Generic Billing System (“GBS”), to their customers and others in the utility industry. This application includes specific billing functionality tailored for the electric and gas sectors. Vertex intends to enhance GBS with other functionality specific to the utility industry, including water utilities. Subsequent to entering into this VAR agreement, Vertex completed its first sale of GBS to a large water company in the UK. We will continue to provide Universal Application support, training, and other services to Vertex and their customers. Through a subcontractor relationship with TenFold, Sapient Corporation, will provide applications support and other services to Vertex.

          We focused our direct sales channel on selling small, paid prototype projects with new accounts in the insurance, retail software, and financial services sectors. In March 2002, Reuter Brooks, a UK-based courier company, entered into a paid prototyping project. In June 2002, Reuter Brooks contracted with us to build a front-to-back office system that provides integrated Web booking, customer queries over the Web, customer relationship management for the sales force and support services, management queries, and links to the main accounting system. We completed this project in September 2002.

          During June 2002, Ingenix Inc., a subsidiary of a national health insurer, entered into a contract to internally develop a Universal Application-powered application called Knowledgebase Expert. Knowledgebase Expert is a collection of data relationships and attributes that characterize coding relationships on medical bills (e.g., procedure codes, diagnosis codes, and modified codes) for healthcare billings. Ingenix completed this project in September 2002 and has Knowledgebase Expert in production.

          In August 2002, Rand Technology, an international electronics parts distributor, acquired a Universal Application development license with the intention of rebuilding their primary, mission-critical application. We are currently supporting their efforts.

          Enhanced Technology

          While there are many companies supplying applications development tools, we believe there is no other applications platform supplier with the technology capable of addressing the scale and robustness of applications built using Universal Application. This is a mature, proven, in-production technology. In 2002, we launched an ambitious project, code-named Tsunami, to redesign and repackage our technology to enable a 2003 release of our technology directly to the end-user. We also developed new Universal Application-powered applications for our own and customer use.

          During 2002, we began a major project, code named Tsunami, to rewrite all customer facing parts of our Universal Application to enable us to release, in 2003, a personal version of our applications platform directly to applications developers, including both IT and business persons. The goal of the Tsunami project is to make a single user version of our patented Universal Application technology ubiquitously available from our web site and to enhance the usability of the Universal Application so that a business person or an IT person with limited applications development experience can obtain and use Tsunami to build, without substantial training or support, a complex, sophisticated application. During Q1 2003, we have released from Development a demonstration version of this technology and are moving forward toward Beta releases in the first half of 2003.

          During Q3 2002, we added a member sign-on capability to our web site and provided a new Universal Application-powered application, DocuManage, to our customers and partners. DocuManage provides real-time access and searching of TenFold product documentation to customers anytime and anywhere through the internet.

          Current Business Performance

          Our business performance continued to improve as reflected in key financial metrics:

•	Quarterly change in cash improved from $(5.3) million for Q1 2002 to $1.4 million for Q4 2002.
•	Q4 2002 revenues of $8.3 million were in line with Q3 2002 revenues of $8.1 million.
•	Operating losses were reversed. In Q4, we earned an operating profit of $2.1 million, compared to operating losses $(3.5) million for Q1 2002, $(2.2) million for Q2 2002 and $(14,000) for Q3 2002.

•

With the benefit of a non-recurring, non-operating gain of approximately $2.4 million on retirement of debt, net income for Q4 2002 was $4.3 million, compared to prior quarter net losses of $(3.0) million for Q1 2002, $(2.4) million for Q2 2002 and $(77,000) for Q3 2002.

          To date in Q1 2003, we have continued to complete the key steps of this business turnaround. In February 2003, we reached agreement with our two major equipment leasing vendors to buy out and retire their remaining equipment leasing debt of approximately $2.9 million at a substantial discount. We have no further material equipment leases and no further bank debt.

          In February 2003, we reached agreement with Fusion Capital to terminate an unused $10 million equity line for a termination payment of $75,000. Fusion returned all 632,911 commitment shares previously issued to Fusion. In February 2003, Robert W. Felton, a long-time TenFold director, acquired 3,888,889 shares of TenFold common stock for an investment of $700,000.

          Notwithstanding the progress we have made, however, we continue to face challenges, including the ability to maintain or generate sufficient operating capital.

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

          Previously, risks relating to revenue recognition also included the judgment required to determine fixed-price project completion percentages, fixed-price project profit or loss projections, and forecasting of fixed-price project end-dates. However, during the year ended December 31, 2002 we converted our remaining on-going legacy fixed-price contracts to time-and-materials arrangements. As a result, we have no significant on-going fixed-price contracts at December 31, 2002.

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

          Restructuring Charges

          We recognize restructuring charges consistent with EITF 94-3. We reduce charges for abandoned facilities with sublease income. Management analyzes current market conditions including current lease rates in the respective geographic regions, vacancy rates, and costs associated with subleasing when evaluating the reasonableness of future sublease income. Significant management judgments and estimates must be made and used in calculating future sublease income. Variances between expected and actual sublease income have previously and may continue to result in restructuring charge adjustments in future periods.

Results of Operations

          The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold’s statements of operations to total revenues.

	Years Ended December 31,

	2002	2001	2000

Revenues:
License	1%	16%	18%
Subscription	55%	1%	—
Services and other	44%	83%	82%

Total revenues	100%	100%	100%
Operating expenses:
Cost of revenues	46%	57%	99%
Sales and marketing	7%	10%	32%
Research and development	22%	23%	37%
General and administrative	28%	20%	37%
Amortization of goodwill and acquired intangibles	—	2%	7%
Special charges	10%	34%	7%

Total operating expenses	113%	146%	219%

Loss from operations	(13)%	(46)%	(119)%
Total other income, net	7%	23%	3%

Loss before income taxes	(6)%	(23)%	(116% )
Provision (benefit) for income taxes	(2)%	6%	(1)%

Net loss	(4)%	(29)%	(115)%

2002 as Compared to 2001

          Revenues

          Total revenues decreased $26.7 million, or 49 percent, to $28.2 million for the year ended December 31, 2002, as compared to $54.9 million for the year ended December 31, 2001. The decrease in revenues is primarily due to the completion or cancellation of various fixed-price build projects in 2001.

          License revenues decreased $8.3 million, or 98 percent, to $207,000 for the year ended December 31, 2002, as compared to $8.5 million for the year ended December 31, 2001. The decrease in license revenues is primarily due to the completion or cancellation of fixed-price build projects in 2001, under which the licenses were recognized as costs were incurred on the build projects, and due to license fees in subscription contracts being recognized as subscription revenue.

          Subscription revenues were $15.5 million for the year ended December 31, 2002, as compared to $689,000 for the year ended December 31, 2001. Subscription revenues represent revenue from contracts that include a subscription to new product releases on a “when and if available” basis. For certain contracts, including a subscription to future software products when and if they become available, we recognize the fees for the software products ratably over the subscription term beginning with delivery of the first software product. For contracts that include a service element for which the fair value is undeterminable, and the contract includes a subscription to new product releases on a “when and if available basis,” we recognize the entire contract fee ratably over the subscription period as subscription revenue. The increase in subscription revenues is primarily due to the fact that we did not have a subscription contract prior to the fourth quarter of 2001. We expect our deferred subscription revenues of $9.3 million at December 31, 2002, to be amortized to subscription revenues through a portion of the second quarter of 2003.

          Service and other revenues decreased $33.2 million, or 73 percent, to $12.5 million for the year ended December 31, 2002, as compared to $45.7 million for the year ended December 31, 2001. Service and other revenues decreased due to the completion or cancellation of various fixed-price build projects in 2001, and due to time-and-material revenue from our largest customer being recognized as subscription revenue.

          Revenues from operations outside of North America were approximately 17 percent of total revenues for the year ended December 31, 2002 as compared to 28 percent in 2001. The 2002 and 2001 revenues from operations outside of North America was attributable to four customers.

          Two customers accounted for 63 percent and 12 percent of our total revenues for 2002, compared to three customers accounting for 27 percent, 16 percent and 11 percent of our total revenues for the year ended December 31, 2001. No other single customer accounted for more than 10 percent of our total revenues for the year ended December 31, 2002 or 2001.

          Revenues from operations outside of North America were approximately 17 percent of total revenues for 2002, 28 percent of total revenues for 2001, and 11 percent of total revenues for 2000. Revenues from operations in the United Kingdom were approximately 9 percent of total revenue for 2002, 22 percent of total revenue for 2001, and 10 percent of total revenue for 2000. Revenues from operations in Argentina were approximately 8 percent of total revenue for 2002, 6 percent of total revenue for 2001, and 1 percent of total revenue for 2000. At December 31, 2002, all of TenFold’s long-lived assets are deployed in the United States.

          We believe that period to period comparisons between license, subscription, and services revenues are not necessarily indicative of future performance given the nature of our product and services offerings and the relative emphasis we apply to these offerings in any given period.

          Operating Expenses

          Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide applications development and implementation, support, and training services. Cost of revenues decreased $18.0 million, or 58 percent, to $13.0 million for the year ended December 31, 2002, as compared to $31.0 million for the year ended December 31, 2001. The decreases were primarily due to a smaller number of employees working on customer projects, and support and training activities.

          Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses decreased $3.6 million, or 64 percent, to $2.0 million for the year ended December 31, 2002, as compared to $5.6 million for the year ended December 31, 2001. The decreases in sales and marketing expenses were primarily due to having fewer sales and marketing employees in 2002.

          Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $6.4 million, or 51 percent, to $6.2 million for the year ended December 31, 2002, as compared to $12.7 million for the year ended December 31, 2001. Research and development expenses decreased due primarily to having fewer research and development employees in 2002.

          General and Administrative. General and administrative expenses consist primarily of allowances for doubtful accounts, the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses decreased $3.3 million, or 30 percent, to $7.8 million for the year ended December 31, 2002, as compared to $11.1 million for the year ended December

31, 2001. General and administrative expenses decreased due primarily to having a smaller scale of operations and fewer general and administrative employees in 2002.

          Amortization of Goodwill and Acquired Intangibles. We recorded no amortization expense of goodwill and acquired intangibles for the year ended December 31, 2002. For the year ended December 31, 2001, we recorded $962,000 of amortization expense of goodwill and acquired intangibles associated with our prior purchase of LongView. We completed the sale of LongView on March 15, 2001. We no longer have any goodwill or acquired intangibles.

          Special Charges. Special charges for the year ended December 31, 2002 of $ 2.8 million include restructuring charges of $2.0 million and $851,000 of asset impairment charges. Special charges for the year ended December 31, 2001 of $18.9 million include $10.1 million of asset impairment charges, and $8.8 million of restructuring charges.

          Asset Impairment Charges. During year ended December 31, 2002, We identified $851,000 of fixed assets that had no future value to us and are no longer in active use, and accordingly recorded an asset impairment charge of $851,000 for the year ended December 31, 2002. This charge included the impairment of the leased equipment assets that we expect to return to our two major equipment lessors pursuant to agreements reached with these lessors subsequent to December 31, 2002, under which we will buy out and fully retire the related equipment lease debt and return substantially all the related equipment.

          During the year ended December 31, 2001, we restructured our operations to reduce operating expenses. As part of the restructuring, we closed or planned to close excess facilities in Atlanta, Georgia; Chicago, Illinois; Foster City, California; Irving, Texas; New York, New York; Park Ridge, New Jersey; Raleigh, North Carolina; Richmond, UK; Salt Lake City, Utah; and San Francisco, California. We had $7.7 million in computer equipment, leasehold improvements, furniture and fixtures, and other assets in these offices that we determined had no future value to us. We also recorded an impairment charge on our fixed assets of $2.4 million to state them at their estimated fair market value at December 31, 2001. Accordingly, we recorded asset impairment charges of $10.1 million during the year ended December 31, 2001.

          Restructuring Charges. During the year ended December 31, 2002, we incurred restructuring charges of $2.0 million, including $1.1 million, related to termination of the unoccupied portions of our South Jordan Utah headquarters lease, and $836,000, related to adjustments made to prior restructuring estimates. The termination of the unoccupied portions of the South Jordan lease reduced the square footage leased from 105,068 to 22,310 square feet, reduced the term from 11 years to 5 years, and reduced the rental rate per square foot. This reduced our total base rent obligations (before operating expenses) under this lease by approximately $19 million over the term of the lease. As part of this transaction, we released to the landlord $1.5 million previously held as restricted cash to support these leases. The restructuring charge of $1.1 million is comprised of a charge of $1.5 million for release of the restricted cash, less the reversal of a prior rent accrual of $400,000 no longer needed under the terms of the restructured lease. The adjustments to prior restructuring estimates primarily resulted from higher facilities lease termination payments, and lower revised estimates of future facilities sublease income payments (in part due to the default of one of our subtenants), than previously estimated.

          During the year ended December 31, 2001, we incurred restructuring charges of $8.8 million as part of our plans to improve operating results by reducing headcount, by closing duplicative facilities in Atlanta, Georgia; Chicago, Illinois; Foster City, California; Irving, Texas; New York, New York; Park Ridge, New Jersey; Raleigh, North Carolina; Richmond, UK; Salt Lake City, Utah; and San Francisco, California; and by implementing other measures. The restructuring charges were comprised of $873,000 for a headcount reduction of 173 staff, and $7.9 million for facilities related costs including penalties associated with the terminating leases and future lease payments.

          We determined our restructuring charges in accordance with Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”) and Staff Accounting Bulletin No. 100 (“SAB 100”). EITF 94-3 and SAB 100 require that we commit to an exit plan before we accrue employee termination costs and exit costs.

          Restructuring reserves are included in accounts payable and accrued liabilities at December 31, 2002. Detail of the restructuring charges as of and for the year ended December 31, 2002 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2001	New Charges	Adjustments	Utilized	Balance at December 31, 2002

Employee related	$106	$—	$—	$(106)	$—
Facilities related	5,521	1,140	836	(5,932)	1,565

	$5,627	$1,140	836	$(6,038)	$1,565

          We have estimated future sublease income which reduces future facility related charges, including lease obligations. We considered current market conditions including current lease rates in the respective geographic regions, vacancy rates, and costs associated with subleasing when estimating future sublease income. Variances between expected and actual sublease income have previously and may continue to result in restructuring charge adjustments in future periods.

          Total Other Income (Expense), net

          Net total other income was $1.9 million for the year ended December 31, 2002, as compared to $12.6 million for the year ended December 31, 2001. Net total other income for the year ended December 31, 2002 included a gain of approximately $2.4 million that we recognized on the retirement of debt, and a loss of $279,000 on our sale of TenFold Systems UK Limited on October 19, 2002. Net total other income for the year ended December 31, 2001 included a gain of approximately $12.4 million that we recognized on the sale of The LongView Group, Inc. to Linedata Services on March 15, 2001. Interest income decreased for 2002 as compared to 2001 due to lower cash and cash equivalent balances in 2002. Interest expense decreased for 2002 as compared to 2001 due to lower notes payable and obligations under capital lease balances in 2002. Other income decreased for 2002 as compared to 2001, as we are recognizing less office sublease income in 2002 due to our having included the sublease income in our prior restructuring accruals.

          Provision for Income Taxes

          The benefit for income taxes was $497,000 for the year ended December 31, 2002 as compared to a provision of $3.0 million for 2001. The net income tax benefit for the year ended December 31, 2002, relates primarily to reversing accrued Federal alternative minimum taxes from 2001 due to recently enacted tax legislation. No tax benefit was recorded during 2002 for TenFold’s net operating losses. The net income tax provision for the year ended December 31, 2001, relates primarily to foreign income and withholding taxes, state franchise taxes and federal alternative minimum taxes.

          At December 31, 2002, we had established a valuation allowance of $42.7 million for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and projected net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, including the size of the current operating losses, that the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

2001 as Compared to 2000

          Revenues

          Total revenues decreased $14.6 million, or 21 percent, to $54.9 million for the year ended December 31, 2001, as compared to $69.5 million for the year ended December 31, 2000. The decrease in revenues is primarily due to lower than anticipated sales and project terminations including both fixed-price and time-and-material contracts.

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

          Services and other revenues decreased $11.4 million, or 20 percent, to $45.7 million for the year ended December 31, 2001 as compared to $57.1 million for 2000. Service revenues decreased due primarily to lower than anticipated sales and project terminations including both fixed-price and time-and-material contracts.

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

          Revenues from operations outside of North America were approximately 28 percent of total revenues for the year ended December 31, 2001 as compared to 11 percent in 2000. The 2001 and 2000 revenues from operations outside of North America was attributable to four customers.

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

          Operating Expenses

          Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide application development and implementation, support, and training services. Cost of revenues decreased $38.2 million, or 55 percent, to $31.0 million for the year ended December 31, 2001 compared to $69.2 million for 2000. The decrease in absolute dollars and as a percentage of revenues between periods was primarily due to a decrease in compensation and other related costs associated with fewer projects and a smaller number of employees working on customer projects, and support and training activities. Cost of revenues as a percentage of total revenues also decreased in 2001 compared to 2000 because the percentage of revenues was unusually high in 2000. During 2000 estimated project costs increased thus resulting in downward revenue adjustments to the previously calculated percentage-of-completion and as certain projects were placed on a “zero-profit” margin methodology.

          Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses decreased $17.0 million, or 75 percent, to $5.6 million for the year ended December 31, 2001 as compared to $22.6 million in 2000. The decrease in 2001 in sales and marketing expenses in absolute dollars and as a percentage of total revenues was primarily due to our allocation of resources towards completion of more complex application development projects rather than to marketing activities.

          Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $13.0 million, or 51 percent, to $12.7 million for the year ended December 31, 2001, as compared to $25.7 million in 2000. Research and development expenses decreased in absolute dollars and as a percentage of total revenues due primarily to having fewer personnel and consultants involved in development efforts.

          General and Administrative. General and administrative expenses consist primarily of allowances for doubtful accounts and notes receivable, the costs of executive management, finance and administrative staff, recruiting, business insurance, and professional fees. General and administrative expenses decreased $14.6 million, or 57 percent, to $11.1 million for the year ended December 31, 2001 as compared to $25.7 million in 2000. The decrease in absolute dollars and as a percentage of total revenues during the year ended December 31, 2001 was primarily the result of lower provisions for doubtful accounts and notes receivable and unbilled accounts receivable, and fewer staff involved in general and administrative activities.

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

          Restructuring reserves are included in accrued liabilities at December 31, 2001. Detail of the restructuring charges as of and for the year ended December 31, 2001 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2000	New Charges	Adjustments	Utilized	Balance at December 31, 2001

Employee related	$141	$873	$—	$(908)	$106
Facilities related	321	6,632	1,289	(2,721)	5,521

	$462	$7,505	$1,289	$(3,629)	$5,627

Balance Sheet Components:	Balance at December 31, 2000	New Charges	Adjustments	Utilized	Balance at December 31, 2001

Accrued liabilities	$321	$7,489	$1,289	$(3,472)	$5,627
Accounts payable	141	16	—	(157)	—

	$462	$7,505	$1,289	$(3,629)	$5,627

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

Liquidity and Capital Resources

          During 2002, we improved our cash flow through a variety of means, including carefully managing our accounts receivable and generating additional cash inflows wherever possible from our existing customer base, and continuing to reduce our operating cash outflows wherever possible, including negotiating the elimination or reduction of liabilities, and further restructuring of our operations, with the goal of providing a cash flow positive basis for continuing operations. We have reduced quarterly operating cash outflows by over 80% from the first quarter of 2001 to the fourth quarter of 2002. During 2002, our quarterly change in cash improved from $(5.3) million for Q1 2002 to $1.4 million for Q4 2002.

          Net cash used in operating activities was $9.6 million for the year ended December 31, 2002 as compared to $21.7 million in 2001. The decrease in cash flows used in operating activities results primarily from the significant restructuring actions we have taken to reduce our operating costs, offset in part by decreases in cash receipts from customers.

          Net cash provided by investing activities was $7.3 million for the year ended December 31, 2002 as compared to $23.5 million in 2001. During the year ended December 31, 2002, we sold two buildings and related land in San Rafael, California for proceeds of approximately $2.0 million (before repayment of related notes payable). The decreases to restricted cash of $5.9 million for the year ended December 31, 2002, were primarily from our releasing restricted cash to landlords in connection with termination of excess office space in San Francisco, California; Chicago, Illinois; and Salt Lake City, Utah. During the year ended December 31, 2001 we received $27.1 million in proceeds from our sale of The LongView Group, Inc. We used $3.6 million to fund increases to restricted cash for the year ended December 31, 2001 to provide collateral for our notes payable and letter of credit obligations with our primarily lender.

          Net cash used in financing activities was $4.8 million for the year ended December 31, 2002 as compared to $4.1 million in 2001. Net cash used by financing activities for the year ended December 31, 2002 was primarily for repayment of notes payable related to our sale of two buildings and related land in San Rafael, California; and principal payments on other notes and capital leases. Net cash used by financing activities for the year ended December 31, 2001 resulted primarily from payments on notes and capital leases.

          Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenues balances of $20.3 million and $23.6 million at December 31, 2002 and 2001, respectively. When over time we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

          At December 31, 2002 we were in default to our two major equipment lessors for late payment of lease payments. As of December 31, 2002 we had leases payable to these lessors totaling approximately $2.9 million. Subsequent to December 31, 2002, we executed agreements with these lessors to buy out and fully retire their equipment lease debt at a substantial discount, and return substantially all the related equipment.

          We have made significant progress reducing operating cash outflows during 2001 and 2002. We reduced quarterly operating cash outflows by over 80% from the first quarter of 2001 to the fourth quarter of 2002. We seek to keep our cash outflows at or below our expected on-going cash inflows (from primarily two large customers), and to eliminate or significantly reduce our existing and contingent liabilities. We believe that by achieving neutral to positive on-going cash flow from operations and significantly reduced liabilities, we can provide a solid base from which TenFold can grow again.

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

•

During October 2002, we reduced our workforce by 45% and reduced senior executive compensation, as part of our continuing effort to reduce operating costs and improve cash flow. This is expected to reduce staff related cash outflows by approximately $2 million quarterly.

•

During October 2002, we executed an agreement with our primary lender under which we paid a significantly reduced amount to retire our entire bank debt and eliminated a related lien on our intellectual property.

•

During October 2002, we sold our entire equity interest in our wholly owned subsidiary, TenFold Systems UK Limited, to the management of that subsidiary. We have previously distributed and supported our products in the United Kingdom through TenFold Systems UK Limited. Under the terms of this transaction, TenFold Systems UK Limited will continue to distribute TenFold products in the United Kingdom and provide local support to its customers. We will provide support for the Universal Application to TenFold Systems UK Limited and will share with TenFold Systems UK Limited revenues from existing and future TenFold Systems UK Limited customers. With the sale of our UK subsidiary, we eliminated significant recurring costs.

•

During February 2003, we executed agreements with our two major equipment lessors to buy out and fully retire their equipment lease debt at a substantial discount, and return substantially all the related equipment.

•	During February 2003, we sold 3,888,889 shares of common stock to a member of our Board of Directors for a total purchase price of $700,000.

          Although we believe we are making good progress towards our goals, and believe we have established a foundation for providing a cash flow positive basis for continuing operations for 2003 as a whole, challenges and risks remain:

•

While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent auditors’ report on our December 31, 2002 financial statements, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern.

•	We are currently substantially dependent on a small number of large customers for most of our cash inflows.
•	We continue to face a challenging sales environment, and it is unclear when we can expect to achieve significant sales to new customers.
•	We are overdue in paying some creditors who could take actions against us.
•

Although we have significantly reduced the litigation against us, and hope to resolve the remaining matters without significant cost to TenFold, we continue to be involved in a small number of legal matters.

          We believe that we are continuing to appropriately manage and reduce or eliminate these risks. However, there can be no assurance that we will be successful, and if these risks have a materially adverse affect on our cash flow, we could have insufficient cash flow to continue operations beyond the near term.

See “Factors that May Affect Future Results and Market Price of Stock” for more information about risks facing TenFold.

Disclosure about Contractual Obligations and Commercial Commitments

          The following table sets forth certain contractual obligations recorded in the audited consolidated financial statements and summary information is presented in the following table (in thousands):

	As of December 31, 2002

Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Notes Payable	$—	$—	$—	$—	$—
Capital Lease Obligations	3,012	—	—	—	3,012
Real Estate Operating Leases	1,613	2,082	286	—	3,981
Other Long Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$4,625	$2,082	$286	$—	$6,993

          Real Estate Lease Obligations

          The real estate operating leases above include $2.1 million of restructured real estate lease obligations that have not been reduced by $1.2 million of sublease income due from sublease tenants. In the Consolidated Balance Sheet at December 31, 2002, these obligations are included in accrued liabilities, net of the related sublease income. See Note 7 to the financial statements for more information.

          In addition to the Contractual Obligations shown in the table above, we have the following other commitments:

          Standby Letters of Credit

          We have a stand-by letter of credit for $66,000, used to secure a lease on office space in Dallas, Texas, that decreased according to its original terms to $33,000 on January 1, 2003, and which will terminate by December 31, 2003. This letter of credit has not been drawn upon at December 31, 2002.

          Guarantees

          As of December 31, 2002, we had two remaining contracts subject to guarantees. We have received cash payments under one contract totaling $9.5 million through December 31, 2002 that are subject to potential refund under the related guarantee. During the year ended December 31, 2002, we converted the remaining work under the other contract to a time-and-materials arrangement, and reduced the guarantee from over

$5 million to $1.5 million. We also revised the terms of this contract’s guarantee such that the $1.5 million guarantee will expire upon the earlier to occur of successful completion of certain acceptance tests, the customer implementing the application in production, or December 31, 2003. We have currently maintained a related deferred revenue balance of $1.5 million at December 31, 2002, which is included in our consolidated deferred revenue balance at December 31, 2002 in the accompanying Consolidated Balance Sheet. This customer has committed to order and we have committed to provide a certain minimum amount of time-and-materials resources through July 31, 2003.

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

          In November 2001, the FASB issued an announcement, Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred. The announcement requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, we netted reimbursements received for out of pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. The announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for the prior year are to be reclassified to comply with the guidance in the announcement. We adopted this announcement on January 1, 2002. The adoption of this announcement resulted in increased revenues and expenses by the same amount in each period of $1.2 million, $2.3 million and $6.7 million for the years ended December 31, 2002, 2001, and 2000, respectively.

          In May 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 makes technical corrections to some existing pronouncements. We are required to adopt the provisions related to the rescission of Statements 4 and 64 on January 1, 2003, and for all transactions entered into beginning May 15, 2002 adopt the provision related to the amendment of Statement 13. We are currently evaluating the impact this statement will have on our results of operations and financial position. We adopted the provision related to the amendment of Statement 13 to transactions since May 15, 2002.

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

          In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial position.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We are currently evaluating the impact this interpretation will have on our results of operations and financial position.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into the accompanying financial statements and related notes.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. We are currently evaluating the impact this interpretation will have on our results of operations and financial position.

Factors that May Affect Future Results and Market Price of Stock

          We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

If we are unable to generate sufficient cash flow from operations, or secure additional sources of financing, we will be unable to continue operations as a going concern

          While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent auditors’ report on our December 31, 2002 financial statements, prepared by Tanner+Co, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern. Our business model relies upon generating new sales to existing and new customers and receiving payments from existing customers. If we do not generate sufficient new sales and receive payments from existing customers, we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations. There can be no assurance that we will be successful achieving sufficient cash flow.

If we file for bankruptcy protection, either voluntarily or involuntarily, it is unlikely that our existing stockholders would receive any value for their stock

          We are overdue in paying some creditors, including landlords of our unoccupied office leases. We are in active discussions to reduce or eliminate these liabilities. If we are unsuccessful in maintaining sufficient cash flow, or in certain circumstances as a result of actions that could be taken by a group of unsecured creditors, we might be forced to into the bankruptcy process. If we become a debtor in bankruptcy for these or any other reasons, it is unlikely that our existing stockholders would receive any value for their stock.

If we are unable to continue to operate as an independent company and we sell all or substantially all our assets, it is unlikely that our existing stockholders would receive any value for their stock

          If we are unable to maintain sufficient cash flow to continue to operate as an independent company, we may be required to consider selling all or substantially all of our assets. If we sell our assets in such circumstances, it is unlikely that the proceeds from such sale would be sufficient to fully satisfy our obligations to our creditors, and therefore it is unlikely that our existing stockholders would receive any value for their stock.

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

          We continue to experience difficulty in securing future customer revenue

          We believe that some prospective customers are delaying and canceling purchase decisions as a result of the litigation and customer disputes against us, the decline in our stock price, our financial condition including our operating losses for the past several years, our lack of new capital, and the national economic downturn in the technology sector. There is no assurance that we will be able to convince prospective customers to purchase products or services from us or that any customer revenue that is achieved can be sustained. If we are unable to obtain future customer revenue, our operations, financial condition, liquidity, and prospects will be materially and adversely affected, and we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations. There can be no assurance that additional financing sources will be available to us when needed or that we will be able to execute the other potential remedies sufficiently to continue operations.

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

          Our new errors and omissions insurance policy, which we renewed on March 1, 2002 and again on March 1, 2003, is in the form of an industry standard software errors and omissions policy. As such, it only covers software errors and omissions that occur after the delivery of software and excludes contractual disputes such as cost and time related guarantees. We have previously had contractual disputes related to our guarantees. While we have substantially changed our business model and no longer offer the TenFold Guarantee, no assurance can be given that we will not be subject to these types of claims in the future. In the event that liabilities from claims are not covered by or exceed our errors and omissions coverage, our business, results of operations, financial position, or liquidity could be materially and adversely affected.

We are substantially dependent on a small number of large customers, including our primary customer, Allstate, and the loss of one or more of these customers may cause revenues and cash flow to decline

          We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of large customers. For the year ended December 31, 2002, Allstate accounted for 63 percent of our total revenues, and JP Morgan Chase accounted for 12 percent. If Allstate or JP Morgan Chase significantly reduces the amount of business it conducts with us, our business, results of operations, financial position and liquidity could be materially and adversely affected. The loss of any of our large customers, without their replacement by new large customers, could have an adverse effect on our revenues and cash flow. We have lost some customers during the last several years. In the future, revenues from a single customer or a few large customers may constitute a significant portion of our total revenues and cash inflows in a particular quarter. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not purchase licenses or services from us in a subsequent year. In addition, if a customer is involved in a corporate reorganization or business combination, that fact may delay a decision to hire us or cause the customer to choose not to purchase licenses or services in a given year. Replacing the loss of a large customer is unpredictable, as we have not signed a significant contract with a new customer in over a year. Fifty-six percent of our 2001 revenues were derived from three customers; the largest of the three customers in 2001 did not produce significant revenue or cash flow during 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally for more information concerning our customers and revenues.

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

We are involved in litigation and disputes and may in the future be involved in further litigation or disputes that may be costly and time-consuming, and if we suffer adverse judgments, our operating results could suffer

          We are currently involved in litigation with a former customer and in a class action suit against more than 300 issuers involving the underwriters of those issuer’s initial public offerings. We may in the future face other litigation or disputes with customers, employees, business partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity. See Note 10 to the financial statements for more information.

Our settlements with Perot Systems and Cedars-Sinai require that if we do not meet certain obligations their claims may be re-instated or re-asserted, and if this were to happen and we suffer adverse judgments, our operating results could suffer

          Our settlements with Perot Systems and Cedars-Sinai require that we perform and meet certain obligations. If we are unable to or do not perform or meet these obligations, Perot Systems and Cedars-Sinai may re-instate or re-assert their respective claims against us. If either Perot Systems or Cedars-Sinai were to re-instate or re-assert their respective claims, an unfavorable outcome of the matter may have a material adverse impact on our business, results of operations, financial position, or liquidity. See Notes 10 and 11 to the financial statements for more information.

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

A loss of Nancy M. Harvey, Jeffrey L. Walker, or any other key employee could impair our business

          Our industry is competitive and we are substantially dependent upon the continued service of our existing executive personnel, especially Nancy M. Harvey, President and Chief Executive Officer. Furthermore, our products and technologies are complex and we are substantially dependent upon the continued service of our senior technical staff, including Jeffrey L. Walker, Chairman of the Board of Directors, Executive Vice President, and Chief Technology Officer. If a key employee resigns to join a competitor or to form a competing company, the loss of the employee and any resulting loss of existing or potential customers to the competing company would harm our business. We do not carry key man life insurance on any of our key employees. We have entered into an employment agreement with our President and Chief Executive Officer, Nancy M. Harvey. However, the agreement does not ensure continued service to TenFold. In the event of the loss of key personnel, there can be no assurance that we would be able to prevent their unauthorized disclosure or use of our technical knowledge, practices, or procedures.

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

International political and economic uncertainty could have an adverse impact on our business and on our operating results

          Revenues from operations outside of North America were approximately 17 percent of total revenues for 2002, 28 percent of total revenues for 2001, and 11 percent of total revenues for 2000. The international political and economic uncertainty caused by the events of September 11, 2001 and the ongoing war on terrorism may adversely impact our ability to continue existing relationships with our foreign customers and to develop new business abroad.

          Furthermore, Argentina’s default on its debt and the political and economic upheaval resulting from that country’s recession may adversely impact our ability to continue our relationship with, or even collect amounts due from, our customer in Argentina.

No corporate actions requiring stockholder approval can take place without the approval of our controlling stockholders

          The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 63 percent of our outstanding common stock. Jeffrey L. Walker, Chairman, Executive Vice President and Chief Technology Officer, and the Walker Children’s Trust, in the aggregate, currently beneficially own approximately 43 percent of our outstanding common stock. Mr. Walker, acting with others, would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          Interest Rate Risk

          As of December 31, 2002, we had cash and cash equivalents of $3.8 million, and restricted cash of $138,000. Substantially all of the cash equivalents consist of highly liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the December 31, 2002 rates would cause the fair value of these cash investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and institutions, and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instruments. TenFold does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

          Currency Risk

          Our operations include some transactions with customers and partners in the United Kingdom. Some of these transactions are denominated in British pounds. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of receivables or payables denominated in British pounds decreases. When the U.S. dollar weakens against the British pound, the value of receivables or payables denominated in British pounds increases. The monetary activities which are impacted by foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the December 31, 2002 rate would cause the fair value of such monetary assets and liabilities denominated in British pounds to change by approximately $19,000. We are not currently engaged in any foreign currency hedging activities.

Item 8. Financial Statements and Supplementary Data

          The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          On February 10, 2003, we dismissed our independent accountant, KPMG LLP (“KPMG”), and engaged the services of Tanner + Co. (“Tanner”) as our new independent accountant for our last fiscal year ending December 31, 2002 and our current fiscal year ending December 31, 2003. The Audit Committee of our Board of Directors approved the dismissal of KPMG and the appointment of Tanner as of February 10, 2003. For more information, see our Current Report on Form 8-K, filed February 18, 2003.

Part III

          Certain information required by Part III is omitted from this Report on Form 10-K since we will file a definitive Proxy pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

          (a)  Executive Officers
          The information required by this Item is incorporated by reference to the section entitled “Executive Officers” in Part I of this Form 10-K.

          (b)  Directors
          The information required by this Item is incorporated by reference to the section entitled “Election of Directors” in the Proxy Statement.

          (c)  Section 16
          The information required by this Item is incorporated by reference to the section entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11. Executive Compensation

          The information required by this Item is incorporated by reference to the section entitled “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required by this Item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

          The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in the Proxy Statement.

Item 14. Controls and Procedures

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

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a)	1. Financial Statements and Notes to Consolidated Financial Statements

The following financial statements are filed as part of this report:

TENFOLD CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Auditors	50
Consolidated Balance Sheets as of December 31, 2002 and 2001	52
Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2002	53
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for each of the years in the three year period ended December 31, 2002	54
Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2002	55
Notes to Consolidated Financial Statements	56

(a)	2. Financial Statement Schedule

The following financial statement schedule is filed as a part of this report:

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2002, 2001, and 2000

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)	3. Exhibits

          The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Number	Description

3.2**	Fourth Amended and Restated Certificate of Incorporation of TenFold. (1)
3.3**	Bylaws of TenFold. (1)
3.4**	Amendment to Bylaws dated March 2, 1999. (3)
4.1**	Reference is made to Exhibits 3.2, 3.3, and 3.4. (1) and (3)
4.2**	Specimen Stock Certificate. (1)
4.3**	Amended and Restated Investors’ Rights Agreement dated November 24, 1997, as
Amended, by and among TenFold, Gary D. Kennedy, Jeffrey L. Walker, the Walker
Children’s Trust and the Investors (as defined therein). (1)
4.4**	Common Stock Purchase Agreement between TenFold and Fusion Capital Fund II, LLC, dated as of February 15, 2002. (10)
4.5	Termination Agreement between TenFold and Fusion Capital Fund II, LLC, dated as of February 26, 2003.
10.1**	Form of Indemnification Agreement between TenFold and an executive officer and its directors. (1)
10.2**#	1993 Flexible Stock Incentive Plan, as amended. (2)

10.3**#	1999 Stock Plan, as amended. (9)
10.4**#	1999 Employee Stock Purchase Plan, as amended. (9)
10.5**#	2000 Employee Stock Option Plan. (5)
10.6**	Restructuring Agreement effective December 8, 2000 between Perot Systems Corporation and TenFold. (5)
10.7**	Lease Agreement effective April 28, 2000 between Boyer Jordan Valley 1, L.C. and TenFold. (4)
10.8**	First Amendment to Lease Agreement effective November 30, 2000 between Boyer Jordan Valley 1, L.C. and TenFold. (5)
10.9**	Second Amendment to Lease Agreement between Boyer Jordan Valley 1, L.C. and TenFold. (11)
10.10**	Third Amendment to Lease Agreement Between Boyer Jordan Valley 1, L.C. and Tenfold. (12)
10.11**#	Employment Agreement between TenFold and Nancy M. Harvey. (6)
10.12**#	Amendment to Employment Agreement TenFold Corporation and Nancy M. Harvey. (9)
10.13**#	Amendment No. 2 to Employment Agreement between TenFold and Nancy M. Harvey. (11)
10.14**#	Restricted Stock Bonus Agreement Between TenFold and Nancy M. Harvey. (7)
10.15**#	Resignation Agreement between TenFold and Gary D. Kennedy. (8)
10.16**#	Resignation Agreement between TenFold and Donald R. Jefferis. (8)
10.17**#	Employment Agreement between TenFold and Michelle Moratti. (8)
10.18**#	Amendment to Employment Agreement between TenFold and Michelle Moratti. (9)
10.19**#	Second Amendment to Employment Agreement between TenFold and Michelle Moratti. (11)
10.20**#	Retention Bonus Letter Agreement between TenFold and Wynn Clayton. (9)
10.21**#	Employment Agreement between TenFold and Jonathan E. Johnson III. (9)
10.22**#	Separation Agreement between TenFold and Sameer Shalaby. (9)
10.23**	Master Software License and Services Agreement, dated September 27, 1999, as amended, between TenFold and Allstate Insurance Company. (11)
10.24**	Termination and Settlement Agreement, dated October 18, 2001, among TenFold Corporation, Argenesis Corporation, and Linedata Services. (9)
10.25**	Purchase Agreement for property located at 171 and 181 San Carlos Drive, San Rafael County, CA, between TenFold Corporation and San Francisco Development. (9)
10.26**	Restructuring Agreement and Amended and Restated Master Lease Agreement, effective January 1, 2002, among TenFold Corporation, Bank One, NA, and Banc One Leasing Corporation. (9)
10.27	Stock Issuance Agreement and Release, dated as of February 5, 2003, between TenFold and the Robert W. Felton Trust.
11*	Computation of Shares used in Computing Basic and Diluted Net Income (Loss) Per Share.
23.1	Consent of Tanner + Co.
23.2	Consent of KPMG LLP
99.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to “Notes to Consolidated Financial Statements” herein
**	Previously filed
#	Indicates management contract or compensatory plan or arrangement

1)	Filed on March 8, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated by reference.
2)	Filed on April 20, 1999 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 and incorporated by reference.
3)	Filed on May 18, 1999 as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference.

4)	Filed on May 5, 2000 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
5)	Filed on April 12, 2001 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.
6)	Filed on May 21, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
7)	Filed on July 27, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
8)	Filed on November 19, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
9)	Filed on April 15, 2002 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.
10)	Filed on February 15, 2002 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference.
11)	Filed on August 14, 2002 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
12)	Filed on November 19, 2002 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

(b)	Reports on Form 8-K

          October 23, 2002 – Announcement of Resignation of Kay R. Whitmore as Director

REPORT OF INDEPENDENT AUDITORS

          Board of Directors and Stockholders
          TenFold Corporation:

          We have audited the consolidated financial statements of TenFold Corporation and subsidiaries as of December 31, 2002 and for the year then ended as listed in Item 15a of the accompanying index. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as of December 31, 2002 and for the year then ended as listed in Item 15a of the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

          We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of TenFold Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          The accompanying consolidated financial statements and related financial statement schedule have been prepared assuming that the Company will continue as a going concern. The Company suffered a significant loss from operations, has a substantial deficit in working capital and stockholder’s equity at December 31, 2002, had negative cash flow from operations for the year ended December 31, 2002 and is involved in legal proceedings that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The consolidated financial statements and related financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TANNER+CO.

Salt Lake City, Utah
March 17, 2003

REPORT OF INDEPENDENT AUDITORS

          Board of Directors and Stockholders
          TenFold Corporation:

          We have audited the consolidated financial statements of TenFold Corporation and subsidiaries as of December 31, 2001 and for each of the years in the two year period ended December 31, 2001 listed in Item 15a of the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the two year period ended December 31, 2001 as listed in Item 15a of the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TenFold Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for each of the years in the two year period ended December 31, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          The accompanying consolidated financial statements and related financial statement schedule have been prepared assuming that the Company will continue as a going concern. The Company suffered a significant loss from operations during the year ended December 31, 2001, has a substantial deficit in working capital and stockholder’s equity at December 31, 2001, had negative cash flow from operations for the year ended December 31, 2001 and is involved in significant legal proceedings that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The consolidated financial statements and related financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Salt Lake City, Utah
April 4, 2002

TENFOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$3,838	$10,969
Accounts receivable, (net of allowances for doubtful accounts of $296 and $955 respectively)	1,370	1,828
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $1,320 respectively)	31	8
Prepaid expenses and other assets	278	579
Income taxes receivable	17	48
Assets held for sale	—	1,956
Other assets, (net of allowances of $158 and $182 respectively)	2,120	1,216

Total current assets	7,654	16,604

Restricted cash	138	6,082
Property and equipment, net	1,467	4,357
Due from stockholders, (net of allowances of $400 and $800 respectively)	—	—
Other assets	25	433

Total assets	$9,284	$27,476

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$937	$833
Income taxes payable	1,743	2,307
Accrued liabilities	6,436	13,745
Deferred revenue	20,328	23,564
Current installments of obligations under capital leases	3,012	2,770
Current installments of notes payable	—	6,154
Other current liabilities	2,028	1,569

Total current liabilities	34,484	50,942

Long-term liabilities:
Obligations under capital leases, excluding current installments	—	1,809
Other long-term liabilities	25	69

Total long-term liabilities	25	1,878

Contingencies (Note 10)
Stockholders’ deficit:
Common stock, $0.001 par value:
Authorized: 120,000,000 shares Issued and outstanding shares: 37,382,080 shares at December 31, 2002 and 36,812,462 shares at December 31, 2001	37	37
Additional paid-in capital	65,953	66,112
Notes receivable from stockholders, (net of allowances of $678 and $786 respectively)	—	(377)
Deferred compensation	(89)	(579)
Accumulated deficit	(91,126)	(89,938)
Accumulated other comprehensive income (loss)	—	(599)

Total stockholders’ deficit	(25,225)	(25,344)

Total liabilities and stockholders’ deficit	$9,284	$27,476

The accompanying notes to consolidated financial statements are an integral part of these financial statements

TENFOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Revenues:
License	$207	$8,532	$12,416
Subscription	15,548	689	—
Services and other	12,475	45,692	57,117

Total revenues	28,230	54,913	69,533

Operating expenses:
Cost of revenues	12,998	30,990	69,151
Sales and marketing	1,985	5,556	22,558
Research and development	6,229	12,672	25,660
General and administrative	7,803	11,113	25,664
Amortization of goodwill and acquired intangibles	––	962	4,603
Special charges	2,838	18,876	4,810

Total operating expenses	31,853	80,169	152,446

Loss from operations	(3,623)	(25,256)	(82,913)

Other income (expense):
Interest income	215	850	2,351
Interest expense	(638)	(1,249)	(1,116)
Other income (expense)	367	591	917
Gain on retirement of debt	2,393	—	—
Gain (loss) on sale of subsidiaries	(399)	12,361	—

Total other income, net	1,938	12,553	2,152

Loss before income taxes	(1,685)	(12,703)	(80,761)
Provision (benefit) for income taxes	(497)	2,965	(619)

Net loss	$(1,188)	$(15,668)	$(80,142)

Basic loss per common share	$(0.03)	$(0.44)	$(2.29)

Diluted loss per common share	$(0.03)	$(0.44)	$(2.29)

Weighted average common and common equivalent shares used to calculate loss per share:
Basic	37,249	35,623	35,035

Diluted	37,249	35,623	35,035

The accompanying notes to consolidated financial statements are an integral part of these financial statements

TENFOLD CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stockholders	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Comprehensive Income (Loss)			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)

	Shares	Amount

Balance at December 31, 1999	34,806,602	35	62,672	(1,155)	(5,611)	5,872				27	61,840

Common stock issued upon exercise of options	662,584	1	1,504	—	—	—				—	1,505
Common stock issued for ESPP	266,672	—	3,287	—	—	—				—	3,287
Amortization of deferred compensation	—	—	—	—	1,188	—				—	1,188
Cancellation of stock options	—	—	(2,291)	—	2,291	—				—	—
Allowance for notes receivable from stockholders	—	—	—	1,686	—	—				—	1,686
Notes receivable from stockholder in subsidiary	—	—	—	(960)	—	—				—	(960)
Exercise of stock option in a subsidiary	—	—	960	—	—	—				—	960
Compensation expense associated with extension of stock option exercise periods	—	—	38	—	—	—				—	38
Net loss	—	—	—	—	—	(80,142)	$	[(80,142	)]	—	(80,142)
Currency translation	—	—	—	—	—	—		[(850	)]	(850)	(850)

Comprehensive loss	—	—	—	—	—	—	$	[(80,992	)]	—	—

Balance at December 31, 2000	35,735,858	36	66,170	(429)	(2,132)	(74,270)				(823)	(11,448)

Common stock issued upon exercise of options	241,680	—	65	—	—	—				—	65
Common stock issued for ESPP	261,429	—	533	—	—	—				—	533
Restricted stock grant	800,000	1	279	—	(280)	—				—	—
Restricted stock repurchase	(226,505)	—	(2)	—	—	—				—	(2)
Amortization of deferred compensation	—	—	—	—	857	—				—	857
Cancellation of stock options	—	—	(976)	—	976	—				—	—
Notes receivable from stockholder	—	—	—	(140)	—	—				—	(140)
Changes in and payments of notes receivable, net	—	—	—	192	—	—				—	192
Compensation expense associated with extension of stock option exercise periods	—	—	43	—	—	—				—	43
Net loss	—	—	—	—	—	(15,668)	$	[(15,668	)]	—	(15,668)
Currency translation	—	—	—	—	—	—		[224	]	224	224

Comprehensive loss	—	—	—	—	—	—	$	[(15,444	)]	—	—

Balance at December 31, 2001	36,812,462	37	66,112	(377)	(579)	(89,938)				(599)	(25,344)

Common stock issued upon exercise of options	74,315	—	23	—	—	—				—	23
Common stock issued for ESPP	39,817	—	14	—	—	—				—	14
Restricted common stock issued	672,911	—	249	—	—	—				—	249
Restricted stock repurchase	(217,425)	—	(119)	—	—	—				—	(119)
Amortization of deferred compensation	—	—	—	—	164	—				—	164
Cancellation of stock options	—	—	(326)	—	326	—				—	—
Changes in and payments of notes receivable, net	—	—	—	233	—	—				—	233
Allowance for notes receivable from stockholders	—	—	—	144	—	—				—	144
Net loss	—	—	—	—	—	(1,188)	$	[(1,188	)]	—	(1,188)
Currency translation loss recognized	—	—	—	—	—	—		—		599	599

Comprehensive loss	—	—	—	—	—	—	$	[(1,188	)]	—	—

Balance at December 31, 2002	37,382,080	$37	$65,953	$—	$(89)	$(91,126)				$—	$(25,225)

The accompanying notes to consolidated financial statements are an integral part of these financial statements

TENFOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(1,188)	$(15,668)	$(80,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	—	407	(104)
Amortization of goodwill and acquired intangibles	—	962	4,603
Depreciation and amortization	2,621	6,006	6,219
Provision (reversal) to bad debt reserve	(70)	76	12,722
Amortization of deferred compensation	164	857	1,188
Impaired assets charge	851	10,081	2,892
Provision for stockholder notes receivable	146	—	2,782
Compensation expense from stockholder notes receivable	—	—	100
Compensation expense related to stock options	—	43	38
(Gain) loss on retirement of debt	(2,393)	—	—
(Gain) loss on sale of property and equipment	(21)	—	—
(Gain) loss on sale of subsidiaries	399	(12,361)	—
Changes in operating assets and liabilities:
Accounts receivable	594	320	304
Unbilled accounts receivable	(23)	134	(1,669)
Prepaid expenses and other assets	(540)	(683)	244
Accounts payable	102	(8,570)	6,896
Income taxes payable, net	(533)	1,745	(1,020)
Accrued liabilities	(7,242)	2,095	(4,725)
Deferred revenue	(2,892)	(6,655)	26,906
Other current and long-term liabilities	415	(498)	2,143

Net cash used in operating activities	(9,610)	(21,709)	(20,623)

Cash flows from investing activities:
Additions to property and equipment and assets held for sale	(846)	—	(15,974)
(Additions) decreases to restricted cash	5,944	(3,595)	(2,487)
Proceeds from sale of property and equipment	2,212	—	—
Proceeds from sale of subsidiaries	—	27,113	—

Net cash provided by (used in) investing activities	7,310	23,518	(18,461)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	6,806
Proceeds from employee stock purchase plan stock issuance	14	533	3,288
Exercise of common stock options	23	65	1,504
Principal payments on obligations under capital lease	(1,567)	(2,276)	(1,843)
Principal payments on notes payable	(3,761)	(2,507)	(14,135)
Proceeds from issuance of restricted stock	249	—	—
Repurchase of restricted stock	(119)	(2)	—
Receipt of amounts due from stockholders	334	232	—
Notes receivable from stockholders	41	(140)	—

Net cash used in financing activities	(4,786)	(4,095)	(4,380)

Effect of exchange rate changes	(45)	(599)	(929)

Net decrease in cash and cash equivalents	(7,131)	(2,885)	(44,393)
Cash and cash equivalents at beginning of year	10,969	13,854	58,247

Cash and cash equivalents at end of year	$3,838	$10,969	$13,854

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$65	$1,371	$678
Cash paid for interest	$489	$824	$1,243
Non cash investing and financing activities:
Issuance of common stock in exchange for receivable due from stockholder	$—	$—	$960
Deferred compensation related to grants of stock or stock options	—	280	—
Equipment purchased with capital lease	—	—	6,621

The accompanying notes to consolidated financial statements are an integral part of these financial statements

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Nature of Operations

          TenFold is the provider of the Universal Application™ technology, a software applications platform that reduces enterprise application development, deployment, and maintenance timeframes and costs. The Universal Application automates most of what applications programmers typically do, and enables small teams of predominantly non-technical business users to design, build, test, deploy, and maintain complex, transaction-intensive applications, with limited demand on scarce IT resources. TenFold also offers services for implementing applications, training, and customer and technical support.

          TenFold sells its products and services primarily to customers in the United States, but it currently has a small number of customers outside the United States.

          TenFold was incorporated in the state of Delaware in February 1993.

2.      Going Concern Consideration

          TenFold’s financial statements have been prepared under the assumption that TenFold will continue as a going concern. During 2001 and 2002, TenFold experienced significant challenges as it transitioned from a vertical applications business to an applications platform company. The general downturn in the economy and the events of September 11 caused a worldwide deterioration of demand for IT services and for application software across many industries. It is uncertain when market demand will fully recover. Prior to 2001, delivery challenges prevented TenFold from collecting payments on certain projects and led to several customer disputes. As TenFold disclosed the customer disputes in its quarterly filings, the sales environment became increasingly difficult.

          In order to improve cash flow, TenFold has taken aggressive steps to restructure its operations through work force reductions, terminating leases or subleasing facilities, negotiating significantly discounted debt retirements, and other operational cost-saving measures. TenFold has made significant progress reducing operating cash outflows during 2001 and 2002. TenFold reduced quarterly operating cash outflows by over 80% from the first quarter of 2001 to the fourth quarter of 2002. During 2002, TenFold’s quarterly change in cash improved from $(5.3) million for Q1 2002 to $1.4 million for Q4 2002.

          TenFold has recently accomplished the following:

•

During September 2002, TenFold negotiated a termination of the unoccupied portions of its South Jordan, Utah headquarters lease reducing the square footage leased from 105,068 to 22,310 square feet, reducing the term from 11 years to 5 years, and reducing the rental rate per square foot. This reduced TenFold’s total base rent obligations (before operating expenses) under this lease by approximately $19 million over the term of the lease. As part of this transaction, TenFold released to the landlord $1.5 million previously held as restricted cash to support these leases.

•

During October 2002, TenFold reduced its workforce by 45% and reduced senior executive compensation, as part of its continuing effort to reduce operating costs and improve cash flow. This is expected to reduce staff related cash outflows by approximately $2 million quarterly.

•

During October 2002, TenFold executed an agreement with its primary lender under which TenFold paid a significantly reduced amount to retire its entire bank debt and eliminated a related lien on its intellectual property.

•

During October 2002, TenFold sold its entire equity interest in its wholly owned subsidiary, TenFold Systems UK Limited, to the management of that subsidiary. TenFold has previously distributed and supported its products in the United Kingdom through TenFold

Systems UK Limited. Under the terms of this transaction, TenFold Systems UK Limited will continue to distribute TenFold products in the United Kingdom and provide local support to its customers. TenFold will provide support for the Universal Application to TenFold Systems UK Limited and will share with TenFold Systems UK Limited revenues from existing and future TenFold Systems UK Limited customers. With the sale of the UK subsidiary, TenFold eliminated significant recurring costs.

•

During February 2003, TenFold executed agreements with its two major equipment lessors to buy out and fully retire their equipment lease debt at a substantial discount, and return substantially all the related equipment.

•	During February 2003, TenFold sold 3,888,889 shares of common stock to a member of its Board of Directors for a total purchase price of $700,000.

          Although TenFold believes it is making good progress towards its goals, and believes TenFold has established a foundation for providing a cash flow positive basis for continuing operations for 2003 as a whole, challenges and risks remain:

•

The independent auditors’ report on TenFold’s December 31, 2002 financial statements, included an explanatory paragraph relating to their substantial doubt as to TenFold’s ability to continue as a going concern.

•	TenFold is currently substantially dependent on a small number of large customers for most of its cash inflows.
•	TenFold continues to face a challenging sales environment, and it is unclear when TenFold can expect to achieve significant sales to new customers.
•	TenFold is overdue in paying some creditors who could take actions against TenFold.
•

Although TenFold has significantly reduced the litigation against the company, and hopes to resolve the remaining matters without significant cost to TenFold, TenFold continues to be involved in a small number of legal matters.

          TenFold believes that it is continuing to appropriately manage and reduce or eliminate these risks. However, there can be no assurance that TenFold will be successful, and if these risks have a materially adverse affect on its cash flow, it could have insufficient cash flow to continue operations beyond the near term.

3.      Significant Accounting Policies

          Basis of Presentation

          The consolidated financial statements include the accounts of TenFold and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the prior years’ consolidated financial statements and notes to consolidated financial statements to conform to the current year’s presentation.

          Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          TenFold believes risks relating to revenue recognition primarily include the judgment and estimation required to determine project profit or loss projections on time-and-material contracts. TenFold recognizes time-and-materials revenue at the lowest point in the range of estimated profit margin, which represents TenFold’s best estimate of the profit to be achieved. Variances may occur if TenFold is unable to collect time-and-material billings or if TenFold grants concessions to time-and-material customers in order to sell additional business or collect cash under the contract. These variances between TenFold’s estimate of the lowest point in the range of estimated profit margin and actual results may result in a significant adjustment to its results of operations and financial position.

          Previously, risks relating to revenue recognition also included the judgment and estimation required to determine fixed-price project completion percentages, fixed-price project profit or loss projections, and forecasting of fixed-price project end-dates. However, during the year ended December 31, 2002 TenFold converted its remaining on-going legacy fixed-price contracts to time-and-materials arrangements. As a result, TenFold has no significant on-going fixed-price contracts at December 31, 2002.

          TenFold reviews asserted litigation claims each quarter to determine the likelihood that the claim will result in a loss. Significant management judgment is required to conclude on the likely outcome of outstanding litigation. If a loss is probable on a litigation claim, management estimates the loss and TenFold accrues the estimated loss. If a loss is considered probable but cannot be reasonably estimated, TenFold discloses the contingency in the notes to its financial statements. Losses may result on litigation claims that are not considered probable or are not estimable at the current time, potentially having a significant impact on future financial results.

          TenFold recognizes restructuring charges consistent with EITF 94-3. TenFold reduces charges for abandoned facilities with sublease income. Management analyzes current market conditions including current lease rates in the respective geographic regions, vacancy rates, and costs associated with subleasing when evaluating the reasonableness of future sublease income. Significant management judgments and estimates must be made and used in calculating future sublease income. Variances between expected and actual sublease income have previously and may continue to result in restructuring charge adjustments in future periods.

          Revenue Recognition

          TenFold derives revenues from license fees, subscription fees, applications development and implementation services, support, and training services. License revenues consist of fees for licensing the Universal Application as a tool, and license fees for the applications that TenFold previously developed and resold. Subscription revenue consists of fees for licensing the Universal Application, licensing new product releases of TenFold’s ComponentWare, and in certain cases providing related time-and-material consulting, training, and support services during a subscription period. Service revenues consist of fees for applications development and implementation, support and training. Other revenues includes fees for reimbursement of out of pocket expenses incurred for customer projects.

          TenFold follows the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, and Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, in recognizing revenue under each of its contracts.

          TenFold generally enters into contracts that involve multiple elements, such as software products, enhancements, post–contract customer support (“PCS”), training, and time-and-material services. TenFold allocates a portion of the contract fee to each undelivered element based on the relative fair values of the elements and allocates the fee for delivered software products using the

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

residual method. The fair values of an element must be based on vendor specific objective evidence (“VSOE”). TenFold establishes VSOE based on the price charged when the same element is sold separately. VSOE for services is based on standard rates for the individuals providing services. These rates are the same rates charged when the services are sold separately under time-and-materials contracts. TenFold bases VSOE for training on standard rates charged for each particular training course. These rates are the rates charged when the training is sold separately for supplemental training courses. For PCS, VSOE is determined by reference to the renewal rate TenFold charges the customer in future periods.

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

          For time-and-material contracts, TenFold generally estimates a profit range and recognizes the related revenue using the lowest probable level of profit estimated in the range. Billings in excess of revenue recognized under time-and-material contracts are deferred and recognized upon completion of the time-and-material contract or when the results can be estimated more precisely.

          TenFold recognizes support revenue from contracts for ongoing technical support and product updates ratably over the support period. TenFold recognizes training revenue as it performs the services.

          For service revenue accounted for under SOP 81-1, TenFold generally estimates a profit range and recognizes revenue as costs are incurred. TenFold adjusts the estimates as work progresses under the contract and TenFold gains experience.

          TenFold recognizes license revenues from vertical application product sales and Universal Application development licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: TenFold has signed a noncancellable license agreement with nonrefundable fees; TenFold has shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the vertical application license or the Universal Application development licenses are sold separately or when a Universal Application development license is sold with an application development project. Services relating to the Universal Application development licenses only include post contract customer support services. Services for vertical application product licenses do not add significant functionality, features, or significantly alter the software. In addition, similar services are available from other vendors; there are no milestones or customer specific acceptance criteria which affect the realizability of the software license fee; and the software license fee is non-cancelable and non-refundable.

          For software arrangements that include a service element that is considered essential to the functionality of the software, TenFold recognizes license fees related to the application, and the application development service fees, over time as TenFold performs the services, using the percentage-of-completion method of accounting and following the guidance in Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. TenFold makes adjustments, if necessary, to the estimates used in the percentage-of-completion method of accounting as work progresses under the contract and as TenFold gains experience. Fixed-price project revenues are split between license and service based upon the relative fair value of the components.

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          For certain projects, TenFold limits revenue recognition in the period to the amount of project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. At December 31, 2000, TenFold applied this “zero profit” methodology to all fixed-price projects except those relating to its Revenue Manager and LongView applications.

          For certain contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates doubtful, TenFold recognizes revenue under the completed-contract method of contract accounting.

          TenFold records billings and cash received in excess of revenue earned as deferred revenue. TenFold’s deferred revenue balance generally results from contractual commitments made by customers to pay amounts to TenFold in advance of revenues earned, and from application of the “zero profit” margin methodology described above. TenFold’s unbilled accounts receivable represents revenue that TenFold has earned but which TenFold has not yet billed. TenFold bills customers as payments become due under the terms of the customer’s contract. TenFold considers current information and events regarding its customers and their contracts and establishes allowances for doubtful accounts when it is probable that TenFold will be unable to collect amounts due under the terms of existing contracts.

          The following table sets forth, for the periods indicated, the revenue recognized by type (in thousands):

	Year ended December 31,

	2002	2001	2000

Products:
Universal Application development license revenue	$81	$—	$—
Vertical application product license revenue	—	—	4,375
Solutions:
Percentage-of-completion license revenue	126	8,532	8,041

Total license revenues	$207	$8,532	$12,416
Subscription revenue	$15,548	$689	$—
Percentage-of-completion service revenue	$1,056	$24,483	$41,295
Time-and-materials service revenue	4,224	13,535	3,521
Maintenance revenue	5,481	4,002	3,849
Training revenue	482	1,324	1,725
Reimbursed expenses and other revenues	1,232	2,348	6,727

Total services and other revenues	$12,475	$45,692	$57,117

Total revenues	$28,230	$54,913	$69,533

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

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Restricted Cash

          Restricted cash at December 31, 2002 relates to $66,000 held as collateral for TenFold’s letter of credit obligations used to secure a lease on office space in Dallas, Texas; and $72,000 held to support various other accounts payable activities.

          Restricted cash at December 31, 2001 relates to $3.6 million held in escrow as part of the collateral for TenFold’s notes payable and letter of credit obligations with its primarily lender; $2.2 million held in escrow to secure a lease on office space in South Jordan, Utah; $165,000 held in TenFold’s cash accounts to secure letters of credit used to secure leases on office space in Dallas, Texas; and $100,000 held in a deposit account related to an employment agreement.

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

          Due from Stockholders

          There are amounts in other assets, due from stockholders, and notes receivable from stockholders in the consolidated balance sheets at December 31, 2002 and 2001 that represent personal loans to certain current and prior members of management, secured by stock in TenFold and generally the personal assets of these employees. During the year ended December 31, 2002, TenFold increased allowances against notes originating in prior years and due from prior management, by $146,000, and recorded a corresponding charge to general and administrative expenses. During the year ended December 31, 2000, TenFold established an allowance against these notes of $2.8 million, and recorded a corresponding charge of $2.8 million to general and administrative expenses. TenFold wrote-off notes receivable of $707,000 and $1.0 million against the allowance, during the years ended December 31, 2002, and 2001, respectively.

          Accounting for Impairment of Long-Lived Assets

          TenFold reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future un-discounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Fair value is determined utilizing cash flow analyses, and other market valuations. Assets held for sale are reported at the lower of their carrying amount or fair value less estimated cost to sell.

          Cost of Revenues

          Cost of revenues consists primarily of compensation and other related costs of services personnel, and contractor and distributor costs related to customer projects. Costs of license revenues, including product packaging, documentation, and reproduction have not been significant.

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Advertising

          Advertising costs are expensed as incurred. Advertising costs amounted to $33,000 in 2002, $0 in 2001, and $1.1 million in 2000.

          Research and Development Costs

          Research and development expenses consist primarily of costs for development and enhancement of the Universal Application, TenFold ComponentWare, and Universal Application Integrator. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”), development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established. TenFold achieves technological feasibility through a working model. TenFold has charged its software development costs to research and development expense in the accompanying Consolidated Statements of Operations.

          Royalties

          TenFold has entered into agreements with certain of its customers and others requiring TenFold to make royalty payments ranging from 1.9 percent to 15 percent of specified future revenues. These royalties typically become payable if and when applications products developed for these customers are subsequently re-sold to other customers, generally with the assistance of the original customer. TenFold incurred royalty expense of $10,000, $0, and $206,000 during the years ended December 31, 2002, 2001, and 2000, respectively.

          Warranty

          TenFold provides reserves for warranty costs expected to be incurred. To date, TenFold has not incurred significant warranty costs.

          Income Taxes

          TenFold records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement basis amounts of existing assets and liabilities and their respective income tax bases. Future tax benefits, such as net operating loss carryforwards and tax credits, are recognized to the extent that realization of such benefits is more likely than not.

          Currency Translation

          The functional currency of TenFold’s foreign operations was the applicable local foreign currency. As such, TenFold did not recognize any transaction gains or losses during the years ended December 31, 2002, 2001 and 2000. The translation of the functional currencies into U.S. dollars was performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the reporting period. Adjustments resulting from the translation of TenFold’s foreign operations was included in accumulated other comprehensive income as a component of stockholders’ equity. During October 2002, TenFold sold the entire equity interest in its wholly owned subsidiary, TenFold Systems UK Limited, to the management of that subsidiary. See Note 5 for more information. Transaction gains and losses subsequent to sale of TenFold Systems UK Limited were insignificant.

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Stock-Based Compensation

          TenFold applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, TenFold has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. TenFold has also adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure – an amendment of FASB Statement No. 123, into these financial statements and related notes.

          Had compensation expense for TenFold’s stock option plan and the employee stock purchase plan been determined based on the fair value at the grant date for awards or purchase rights under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock Based Compensation, TenFold’s net income (loss) for the years ended December 31, 2002, 2001, and 2000 would have been as follows (in thousands except per share information):

	2002	2001	2000

Net loss applicable to common stock – as reported	$(1,188)	$(15,668)	$(80,142)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	164	857	1,188
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,779)	(16,830)	(25,441)

Net loss applicable to common stock – pro forma	$(8,803)	$(31,641)	$(104,395)

Loss per common share - as reported:
Basic	$(0.03)	$(0.44)	$(2.29)
Diluted	(0.03)	(0.44)	(2.29)
Loss per common share – pro forma:
Basic	$(0.24)	$(0.89)	$(2.98)
Diluted	(0.24)	(0.89)	(2.98)

          The effect of SFAS 123 on pro forma net loss and net loss per share disclosed for 2002, 2001, and 2000 may not be representative of the effects on pro forma results in future years.

          See Note 14 for more information.

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

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          In November 2001, the FASB issued an announcement, Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred. The announcement requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, TenFold netted reimbursements received for out of pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. The announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for the prior year are to be reclassified to comply with the guidance in the announcement. TenFold adopted this announcement on January 1, 2002. The adoption of this announcement resulted in increased revenues and expenses by the same amount in each period of $1.2 million, $2.3 million and $6.7 million for the years ended December 31, 2002, 2001, and 2000, respectively.

          In May 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 makes technical corrections to some existing pronouncements. TenFold is required to adopt the provisions related to the rescission of Statements 4 and 64 on January 1, 2003, and for all transactions entered into beginning May 15, 2002 adopt the provision related to the amendment of Statement 13. TenFold is currently evaluating the impact this statement will have on their results of operations and financial position. TenFold has adopted the provision related to the amendment of Statement 13 to transactions since May 15, 2002.

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

          In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. TenFold is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on TenFold’s results of operations and financial position.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TenFold is currently evaluating the impact this interpretation will have on TenFold’s results of operations and financial position.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and related notes.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. TenFold is currently evaluating the impact this interpretation will have on TenFold’s results of operations and financial position.

4.       Loss Per Share

          The following table sets forth the computation of basic and diluted loss per share (in thousands except per share data):

	Year ended December 31,

	2002	2001	2000

Numerator:
Net loss	$(1,188)	$(15,668)	$(80,142)

Numerator for diluted loss per share	$(1,188)	$(15,668)	$(80,142)

Denominator:
Denominator for basic loss per share – weighted-average shares	37,249	35,623	35,035

Employee stock options	—	—	—

Denominator for diluted loss per share	37,249	35,623	35,035

Loss per common share:
Basic loss per common share	$(0.03)	$(0.44)	$(2.29)

Diluted loss per common share	$(0.03)	$(0.44)	$(2.29)

          Employee stock options of 10,050,679 outstanding at December 31, 2002, that have a weighted average exercise price of $2.75 per share, and that could potentially dilute basic loss per share in the future, were not included in the computation of diluted loss per share for the year ended December 31, 2002, because to do so would have been anti-dilutive for the period.

          Employee stock options of 14,269,411 outstanding at December 31, 2001, that have a weighted average exercise price of $5.76 per share, and that could potentially dilute basic loss per share in the future, were not included in the computation of diluted loss per share for the year ended December 31, 2001, because to do so would have been anti-dilutive for the period.

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Employee stock options of 19,812,706 outstanding at December 31, 2000, that have a weighted average exercise price of $10.29 per share, and that could potentially dilute basic loss per share in the future, were not included in the computation of diluted loss per share for the year ended December 31, 2000 because to do so would have been anti-dilutive for the period. Warrants to purchase 1,181,600 shares of common stock in a wholly owned subsidiary outstanding at December 31, 2000, that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share for the year ended December 31, 2000, because to do so would have been anti-dilutive.

5.       Acquisition and Disposition

          On October 19, 2002, TenFold sold the entire equity interest in its wholly owned subsidiary, TenFold Systems UK Limited, to the management of that subsidiary. Accordingly, the operations of TenFold Systems UK Limited have been included in the accompanying consolidated statements of operations for TenFold for all periods presented through October 19, 2002.TenFold has previously distributed and supported its products in the United Kingdom through TenFold Systems UK Limited. Under the terms of this transaction, TenFold Systems UK Limited will continue to distribute TenFold products in the United Kingdom and provide local support to its customers. TenFold will provide support for the Universal Application to TenFold Systems UK Limited and will share with TenFold Systems UK Limited revenues from existing and future TenFold Systems UK Limited customers.

          The loss recognized on the sale of TenFold Systems UK Limited is summarized as follows (in thousands):

Amount

Total purchase price	$—
Cash and other assets retained	238
Liabilities retained	(269)

Net proceeds from sale	(31)
Net book value of subsidiary
Current assets	$(266)
Long-term assets	(208)
Current liabilities	707
Long-term liabilities	—

233

Initial gain on sale	$202

Accumulated foreign currency translation adjustments	(481)

Loss on sale	$(279)

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

          In connection with the sale of LongView, TenFold deposited $2.9 million in an interest bearing escrow account to be used for settlement of indemnified claims that might arise over the eighteen months following sale. During the quarter ended September 30, 2001, TenFold began negotiations of an agreement with Linedata, that was signed by the parties in October 2001, under which the parties agreed to release each other from certain claims they had or may have had against each other, and Linedata agreed to immediately release to TenFold $1.8 million of the previously escrowed funds,

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with Linedata retaining the balance of approximately $1.2 million. As a result, TenFold reduced its gain on sale of LongView by $1.2 million during the quarter ended September 30, 2001. During October 2001, TenFold received the $1.8 million released from the escrow account and Linedata received $1.2 million, as contemplated in the related agreement.

          The gain recognized on the sale of LongView is summarized as follows (in thousands):

Amount

Total purchase price	$29,000
Less costs associated with sale	(885)

Net proceeds from sale	28,115
Net book value of subsidiary
Current assets	$(1,455)
Long-term assets	(19,042)
Current liabilities	5,745
Long-term liabilities	—

(14,752)

Initial gain on sale (as of March 31, 2001)	$13,363

Proceeds for accounts receivable collection, less additional expenses	177
Agreement to release escrowed funds to Linedata	(1,179)
Gain on sale	$12,361

          The loss on sale of subsidiaries of $399,000 for the year ended December 31, 2002 is comprised of $279,000 for the loss on the sale of TenFold Systems UK Limited, and a $120,000 reimbursement of an office lease deposit related to the sale of LongView. The gain on sale of subsidiaries of $12.4 million for the year ended December 31, 2001 is entirely related to the sale of LongView.

6.       Property Plant & Equipment

          Property and equipment consists of the following (in thousands):

	December 31,

	2002	2001

Computer equipment	$7,416	$7,126
Computer equipment under capital lease	5,425	9,016
Leasehold improvements	2,255	6,450
Furniture and fixtures	2,052	4,085
Software	1,672	1,778
Office equipment	1,663	2,367

Total cost	20,483	30,822
Less accumulated depreciation and amortization	(19,016)	(26,465)

	$1,467	$4,357

          Accumulated amortization under capital leases amounted to approximately $5.4 million, $8.2 million, and $3.8 million at December 31, 2002, 2001, and 2000, respectively.

          During the year ended December 31, 2000, TenFold acquired two office buildings totaling 14,000 square feet and adjoining property in San Rafael, California. TenFold did not occupy any of this space during the year ended December 31, 2001. TenFold sold these buildings in January 2002 for an amount equal to their net book value after previously recorded impairment adjustments, of

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $2.0 million. These buildings and related land are classified as “Assets held for sale” in the Consolidated Balance Sheet at December 31, 2001.

          During the years ended December 31, 2002 and December 31, 2001, TenFold recognized impairment charges on its fixed assets. The accumulated depreciation and amortization in the table above has been adjusted for the impairment charge. See Note 20 for more information.

          Subsequent to December 31, 2002, TenFold executed agreements with its two major equipment leasing vendors to buy out and retire their equipment lease debt at a substantial discount, and return substantially all the equipment. See Note 21 for more information.

7.       Accrued Liabilities

          Accrued liabilities consists of the following (in thousands):

	December 31,

	2002	2001

Due to Perot Systems	$2,673	$2,673
Accrued restructuring costs	1,437	5,627
Sales & other business taxes	560	440
Accrued vacation	436	830
Accrued medical insurance	283	498
Accrued compensation	115	754
Litigation and project loss accruals	—	1,722
Other accrued expenses	932	1,201

Total accrued liabilities	$6,436	$13,745

8.      Notes Payable

          TenFold previously had notes payable consisting of three-year notes collateralized by fixed assets with monthly payment terms, and a five-year term loan collateralized by real property with monthly payments. In January 2002, TenFold sold the real property in San Rafael, California, and applied the proceeds from this sale to reduce the amount TenFold owed under the loan agreements. In March 2002, TenFold also sold certain equipment and applied the proceeds from this sale to reduce the amount TenFold owed under the loan agreements.

          In October 2002, TenFold executed an agreement with this lender under which TenFold paid a reduced amount to fully retire its remaining notes payable to this lender. TenFold has recognized the difference between the amount paid to retire this debt and the carrying amount of the debt as a gain on retirement of debt of approximately $2.4 million in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002.

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.       Lease Commitments

          TenFold leases office space and equipment under non-cancelable lease agreements, which expire at various dates through 2007. These leases generally require TenFold to pay all executory costs such as maintenance and insurance. Future minimum lease payments under non-cancelable operating lease obligations, in excess of one year and excluding obligations accrued as part of restructurings, as of December 31, 2002 are as follows (in thousands):

	Total	Operating	Capital

2003	$3,417	$388	$3,029
2004	400	400	—
2005	411	411	—
2006	422	422	—
Thereafter	286	286	—

Total minimum lease payments	$4,936	$1,907	3,029

Less: Amount representing interest			(17)

Present value of net minimum capital lease payments			3,012
Less: Current installments of obligations under capital leases			(3,012)

Obligations under capital leases, excluding current installments			$—

          Total rental expense under operating leases, net of $0 sublease income in 2002, $513,000 sublease income in 2001, and $1.0 million sublease income in 2000, was approximately $2.5 million, $4.4 million, and $6.2 million for the years ended December 31, 2002, 2001, and 2000, respectively.

          The table above of future minimum lease payments has not been reduced by future minimum rentals due under subleases of $357,000 in 2003, $372,000 in 2004, and $128,000 in 2005. These future minimum rentals are offset against related lease obligations accrued as part of restructurings.

          Operating lease commitments for properties that have been restructured are included in accrued liabilities in the Consolidated Balance Sheet at December 31, 2002. See Note 7 for more information.

          At December 31, 2002 TenFold was in default to its two major equipment lessors for late payment of lease payments. As of December 31, 2002 TenFold had leases payable to these lessors totaling approximately $2.9 million. Subsequent to December 31, 2002, TenFold executed agreements with these lessors to buy out and fully retire their equipment lease debt at a substantial discount, and return substantially all the related equipment.

10.     Legal Proceedings and Contingencies

          Resolved Disputes

          During the year ended December 31, 2002, TenFold settled disputes with Cedars-Sinai Medical Center, Perot Systems and Crawford. In none of these settlement agreements did any party admit liability.

          Cedars-Sinai Medical Center

          On April 30, 2002, TenFold and Cedars-Sinai entered into a number of agreements, including a Settlement Agreement, which provide a basis to resolve a dispute between the parties and beneficially restructure the relationship between the parties. The Settlement Agreement provides for

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

          Perot Systems

          On April 30, 2002, TenFold and Perot entered into a number of agreements, including a Compromise and Settlement Agreement, resolving a dispute between the parties and beneficially restructuring the relationship between the parties. As part of the resolution, Perot agreed to withdraw the demand for arbitration without prejudice and TenFold provided Perot with a limited license to the Universal Application and agreed to provide Perot with certain Universal Application training. Perot also agreed to issue a general release to TenFold, which would include the arbitration claim, when TenFold has provided the Universal Application training to Perot and met other conditions relating to the Cedars-Sinai project noted above. The first group of Perot trainees completed their six month on-the-job training by January 15, 2003. On February 20, 2003, TenFold received notice from Perot confirming that on January 16, 2003, TenFold satisfied the Conditions Subsequent under the Compromise and Settlement Agreement, requiring Perot to release all claims that could have been asserted in the arbitration. TenFold continues to fulfill its agreements with Perot.

          Crawford

          On December 14, 2000, Crawford & Company (“Crawford”) sent a letter to us alleging breach under the terms of our Master Software License and Services Agreement with Crawford (the “Crawford Agreement”). On September 4, 2001, Crawford filed a demand for arbitration with the American Arbitration Association. On March 8, 2002, TenFold and Crawford entered a Confidential Settlement Agreement and Release that settled and resolved all claims between the two companies.

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Unresolved Customer Dispute

          TenFold has one unresolved customer dispute.

          SkyTel

          In March 2001, SkyTel Communications, Inc. (“SkyTel”) orally informed TenFold of its intent to terminate the Master Software License and Services Agreement between SkyTel and TenFold (the “SkyTel Agreement”). On May 15, 2001, SkyTel sent TenFold a letter purporting to terminate the SkyTel Agreement based on TenFold’s alleged material breach of the SkyTel Agreement. SkyTel’s letter also demands a refund of approximately $11 million paid by SkyTel. On September 24, 2001, SkyTel filed a complaint against TenFold in the First Circuit Court of the First Judicial District of Hinds County, Mississippi. SkyTel seeks monetary damages of at least $17.5 million, plus other damages it may prove at trial, together with pre- and post-judgment interest, attorneys’ fees and expenses and costs. On November 13, 2001, TenFold filed an answer denying the material allegations of the complaint. TenFold also filed a counterclaim for unpaid fees and SkyTel’s disclosure of confidential information. TenFold’s counterclaim seeks damages of at least $7 million and punitive damages of at least $10 million. The total contract value involved in this customer dispute is approximately $17.6 million, of which $11.4 million has been received by TenFold to date. During 2002, TenFold recognized no revenue from the SkyTel Agreement. During 2001, TenFold recognized revenue of $263,000 from the SkyTel, as compared to $9.8 million in 2000.

          The parties stayed discovery and attempted negotiations to settle the dispute. However, resolution has been impeded by the bankruptcy filing of SkyTel and its parent company, WorldCom, Inc. Based on negotiations, TenFold believes that a loss is probable. TenFold believes that its supplemental extended reporting period insurance policy covers some of the damages that may arise in the dispute. TenFold’s insurance carrier has authorized a settlement offer that has been communicated to SkyTel. TenFold has recorded an other current liability to SkyTel for the offer, and an other current asset in the same amount for the receivable from the insurance carrier, in the accompanying balance sheet. Although, if the offer is accepted, the payment from the insurance carrier would be made directly from the insurance carrier to SkyTel and none of the funds would flow through TenFold. An unfavorable outcome in the matter may have a material adverse impact on TenFold’s business, results of operations, financial position, or liquidity.

          Summary and Insurance

          As a result of the legal proceedings and contingencies noted above, TenFold has provided an allowance for doubtful accounts of $296,000 related to billed accounts receivable, as of December 31, 2002.

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

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TenFold has reserved against certain of the billed accounts receivable related to the disputed amounts for which a loss is considered probable and estimable. An unfavorable outcome of any of these matters may have a material adverse impact on TenFold’s business, results of operations, financial position, or liquidity.

          On March 1, 2001, TenFold secured an industry-standard, errors and omissions policy that covers claims made after March 1, 2001. TenFold renewed this policy on March 1, 2002 and again on March 1, 2003. TenFold’s new policy excludes contractual related disputes such as cost and time guarantees, and only covers software errors or omissions that occur after the delivery of software. TenFold believes this policy provides adequate coverage for potential damages related to errors and omissions in TenFold’s delivered software.

Stockholder Matters

          On or after August 12, 2000, six complaints were filed in the United States District Court of Utah alleging that TenFold and certain of TenFold’s officers violated certain federal securities laws. All six complaints were virtually identical and alleged that 1) TenFold improperly recognized revenues on some of TenFold’s projects; 2) TenFold failed to maintain sufficient accounting reserves to cover the risk of contract disputes or cancellations; 3) TenFold issued falsely optimistic statements that did not disclose these accounting issues; and 4) TenFold insiders sold stock in early calendar year 2000 while knowing about these issues. On TenFold’s motion, the court consolidated the six complaints into one class action complaint. On May 1, 2001, the plaintiffs filed an amended consolidated complaint. TenFold filed a motion to dismiss the amended complaint on June 19, 2001. On March 19, 2002, the court granted TenFold’s motion to dismiss the amended complaint, but allowed the plaintiffs leave to make a motion to amend their complaint. The plaintiffs subsequently filed a motion to amend their complaint and TenFold filed a written response. The parties then reached an agreement for settlement of the action. The agreement called for a payment by TenFold’s insurer of $5.9 million to a class of TenFold shareholders and their attorneys in return for a dismissal with prejudice of the actions and a release of all claims asserted in the actions. The court heard argument and granted final approval of the settlement on December 9, 2002. The settlement funds were paid directly from the insurance carrier to the plaintiffs and none of the funds flowed through TenFold.

          On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of its officers and directors, and certain underwriters of TenFold’s initial public offering. An amended complaint was filed on April 24, 2002, which alleges, among other things, that the underwriters of TenFold’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of TenFold’s stock in the after-market subsequent to the initial public offering. TenFold defendants are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including TenFold. TenFold is vigorously defending this action and expects that the costs of defense and/or resolution exceeding TenFold’s self insured retention of $250,000, will be covered by insurance. Although no assurance can be given that this matter will be resolved in TenFold’s favor, TenFold believes that the resolution of this lawsuit will not have a material adverse effect on TenFold’s business, financial position, results of operations or cash flows. If this matter is not covered by insurance and if there is an

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unfavorable outcome, there may be a material adverse impact on TenFold’s business, results of operations, financial position, or liquidity.

SEC Inquiry

          On May 26, 2000, the United States Securities and Exchange Commission (“SEC”) issued a Formal Order Directing Private Investigation. The Order contained no specific factual allegations. Since February 2001, the SEC has taken testimony from several of TenFold’s independent auditors and current and former customers, executives and staff.

          On March 20, 2002, TenFold and five of its current and former officers and employees received notices from the SEC’s Denver regional office indicating that the staff intended to recommend that the SEC commence fraud and non-fraud (books and records) enforcement proceedings against TenFold and these individuals. On November 14, 2002, TenFold’s directors voted to approve a settlement of the dispute with the SEC by consenting to entry of a judgment permanently enjoining TenFold from violating a number of anti-fraud and books-and-records provisions of the securities laws. Accordingly, on or about November 15, 2002, the SEC’s staff submitted to the court TenFold’s consent to entry of judgment whereby TenFold neither admitted nor denied the allegations contained in the SEC’s complaint. Following entry by the court of the judgment consented to by TenFold on November 26, 2002, the litigation between TenFold and the SEC ended, and TenFold is now subject to the court’s permanent injunction against future violations of the securities laws. In addition to its settlement with TenFold, the SEC also voluntarily dismissed charges against one of TenFold’s former employees. The SEC is continuing its litigation against the three former officers and one current officer of TenFold. TenFold expects that the costs of the individuals’ defense will be covered by insurance. If this matter is not covered by insurance, there may be a material adverse impact on TenFold’s results of operations, financial position, or liquidity.

11.     Perot Systems Corporation Alliance

          TenFold entered into a strategic alliance agreement with Perot Systems Corporation (“Perot Systems”), a systems integrator, which became effective May 1, 1999. The agreement provided for the development and delivery of applications, products, and services to TenFold and Perot Systems customers using the TenFold Way, the Universal Application, TenFold ComponentWare, and Universal Application Integrator. As part of the agreement, Perot Systems was given the opportunity to purchase 1,000,000 shares of TenFold’s common stock being sold at the initial public offering price. Perot Systems purchased 1,000,000 shares in TenFold’s initial public offering as contemplated by the agreement.

          The strategic alliance agreement stated that if Perot Systems failed to provide TenFold with opportunities to contract for revenue of at least $15.0 million during the year ended April 30, 2000, Perot Systems would pay TenFold 20 percent of the shortfall. During the three months ended June 30, 2000, and in connection with this requirement, Perot Systems paid TenFold $540,000 which TenFold recognized as other income. This payment fulfilled Perot System’s remaining obligation to TenFold for the year ended April 30, 2000. As part of the amendment to the strategic alliance agreement discussed below, TenFold no longer required that Perot Systems provide TenFold with opportunities to contract for revenue. Accordingly, TenFold has not received any further such payments.

          In June 2000, TenFold amended its strategic alliance and related agreements with Perot Systems. TenFold also entered into a reseller agreement under which Perot Systems could sublicense TenFold’s current applications and technology products for five years. Perot Systems paid TenFold $2.0 million for initial sublicense fees and for the related application support for these products. TenFold recognized $1.4 million of license revenue associated with these fees upon shipment of these products to Perot Systems during the three months ended June 30, 2000, and TenFold

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized $48,000 of the related support revenues ratably over the support period from July 1, 2000 through November 30, 2000.

          In connection with the signing of this reseller agreement, TenFold also amended two of its existing service agreements with Perot Systems and Perot Systems’ healthcare affiliate. TenFold committed to use a minimum number of Perot Systems staff on TenFold projects for a one-year period beginning July 1, 2000. Perot Systems agreed to reduce the standard rate that it charged TenFold for these Perot Systems staff working on TenFold projects during this same one-year period. Additionally, as part of these changes, Perot Systems committed to dedicate two salespeople to sell TenFold products and services through June 2001.

          For various business reasons occurring during the fourth quarter of 2000, TenFold determined to restructure the Perot Systems relationship and, effective December 8, 2000, TenFold negotiated a restructuring agreement with Perot Systems. Under the terms of this agreement and the second amended and restated master services agreements, TenFold agreed 1) to terminate the strategic alliance, 2) to terminate the reseller agreement, 3) to amend the amended and restated master services agreements so that TenFold is no longer committed to use a minimum number of Perot Systems staff, 4) to refund to Perot Systems the $2.0 million that Perot Systems paid to TenFold in sublicensing fees and support, as well as $646,000 in lost revenue from reducing TenFold’s commitment to pay for Perot Systems staff, and 5) to pay these amounts in six equal monthly payments of $441,000 beginning January 15, 2001. TenFold has included the $2.0 million refund and the $646,000 service obligation in accrued liabilities, in the Consolidated Balance Sheet at December 31, 2002 and December 31, 2001. TenFold reduced revenue during the three months ended December 31, 2000 by $1.4 million including the $48,000 of support revenue, so that the net effect is that TenFold recognized no revenue during the year ended December 31, 2000 from the Perot Systems reseller agreement.

          Because of TenFold management changes and TenFold’s restructuring, TenFold had discussions with Perot Systems to reconsider the scope of their future relationship and to renegotiate the December 8, 2000 agreements, and as a result TenFold did not make any of the monthly payments described above. On November 19, 2001, TenFold received a demand for arbitration from Perot Systems alleging that TenFold had materially breached the prior purported agreements with Perot and requesting relief of $3.1 million. On April 30, 2002, TenFold and Perot entered into a number of agreements, including a Compromise and Settlement Agreement, resolving the dispute between the parties and beneficially restructuring the relationship between the parties. TenFold has now satisfied the Conditions Subsequent under the parties Compromise and Settlement Agreement, releasing TenFold from all claims that could have been brought in the arbitration. See Note 10 for more information.

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Income Taxes

          The components of the provision (benefit) for income taxes are presented below (in thousands):

	Year ended December 31,

	2002	2001	2000

Provision (benefit) for income taxes:
Current:
Federal	$(536)	$536	$(1,304)
State	4	1,044	(74)
Foreign	35	1,385	655

Total current	(497)	2,965	(723)
Deferred:
Federal	—	—	88
State	—	—	16

Total deferred	—	—	104

Total provision (benefit) for income taxes	$(497)	$2,965	$(619)

          The table below reconciles the expected U.S. federal statutory income tax rate to the recorded income tax provision (benefit) (in thousands):

	Year ended December 31,

	2002	2001	2000

Tax expense (benefit) at U.S. statutory rates	$(457)	$(4,319)	$(27,459)
State tax (benefit), net of federal tax impact	4	1,044	(3,823)
Meals & entertainment	13	58	355
Purchased intangibles	—	3,855	1,109
Foreign taxes	35	129	655
Credits for research activities	—	(153)	(3,883)
Change in tax contingencies and other estimates	(858)	—	—
Change in valuation allowance attributable to operations	766	2,351	32,427

Provision (benefit) for income taxes	$(497)	$2,965	$(619)

          TenFold’s deferred tax assets are comprised of the following (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Reserves and accruals	$1,769	$5,170
Stock option compensation	34	223
Credits for research activities	6,022	6,554
Differences in timing of revenue recognition	7,826	8,822
Loss carryovers	24,684	16,775
Depreciation for book in excess of tax	2,365	4,390

Total deferred tax assets	42,700	41,934
Valuation allowance	(42,700)	(41,934)

Deferred tax assets after valuation allowance	$—	$—

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Domestic and foreign components of income (loss) before taxes are as follows (in thousands):

	Year ended December 31,

	2002	2001	2000

Domestic	$(1,755)	$(13,098)	$(81,080)
Foreign	70	395	319

Income (loss) before taxes	$(1,685)	$(12,703)	$(80,761)

          On March 9, 2002, President Bush signed into law the Jobs Creation and Worker Assistance Act of 2002. Among other provisions, the Act provides for a temporary suspension of the alternative minimum tax net operating loss limitation for 2001 and 2002. SFAS No. 109, Accounting for Income Taxes, requires that the effect of changes in tax law be charged or credited to income in the period in which the law is enacted. Therefore, TenFold has reversed in the 2002 tax provision $536,000 of federal alternative minimum taxes that were accrued in the 2001 tax provision.

          As of December 31, 2002, TenFold had federal net operating loss carryforwards of approximately $66.5 million that begin to expire in 2020. As of December 31, 2002, TenFold had state net operating loss carryforwards of approximately $46.2 million, which are subject to various state carryover provisions that generally provide shorter carryover periods than federal. In addition, as of December 31, 2002, TenFold had federal credit carryforwards for increasing research activities of approximately $3.4 million that begin to expire in 2014, TenFold also had $1.1 million of state credits for increasing research activities that are subject to various state carryover provisions.

          The ultimate realization of the deferred income tax assets is dependent, in part, upon the tax laws in effect, TenFold’s future earnings, and other events. As of December 31, 2002, TenFold had recorded a valuation allowance of $42.7 million. During the year ended December 31, 2002, the valuation allowance increased approximately $766,000, and for the year ended December 31, 2001, the valuation allowance decreased approximately $689,000. The increase for the year ended December 31, 2002 relates primarily to the loss from operations and other adjustments to tax contingencies and estimates. The decrease for the year ended December 31, 2001 relates primarily to the gain on the sale of a subsidiary and other adjustments that did not affect current year operations. The general valuation allowance has been established under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when it is more likely than not that the net deferred tax assets will not be realized. The valuation allowance as of December 31, 2002 includes the benefit for stock option exercises that increased the size of the net operating loss carryovers. Future reductions to the valuation allowance will be allocated $33.5 million to operations and $9.2 million to paid-in capital.

13.     Restricted Stock

          On October 31, 1996, TenFold sold 4,530,104 shares of common stock to the then current Chief Executive Officer (“former CEO”) for an aggregate price of $1.0 million pursuant to a restricted stock purchase agreement entered into in connection with an employment agreement between TenFold and the former CEO dated September 1, 1996. On January 11, 2001, TenFold announced the resignation of the former CEO with whom it entered the employment agreement. During 2001, TenFold repurchased 226,505 of the CEO’s restricted shares for $2,265.

          On February 2, 1998, TenFold allowed two other officers to exercise options on a total of 300,000 shares of common stock in advance of their vesting, subject to TenFold’s right to repurchase these shares if the officers leave TenFold before the shares are fully vested. As of December 31, 2001, these shares were fully vested and none remain subject to repurchase. During the year ended December 31, 2002 these officers left TenFold.

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Subsequent to December 31, 2002, TenFold sold 3,888,889 shares of common stock to a member of its Board of Directors for a total purchase price of $700,000. These shares are not registered and are therefore subject to certain holding period and other trading restrictions provided by federal securities laws.

14.     Stock Option Plans

          1993 Flexible Stock Incentive Plan. TenFold’s 1993 Flexible Stock Incentive Plan (the “1993 Stock Plan”) was adopted by the Board of Directors and approved by the TenFold’s stockholders in February 1993. A total of 10,000,000 shares of common stock are reserved for issuance under the 1993 Stock Plan. The 1993 Stock Plan is administered by the Board of Directors and the Board Compensation Committee, and with respect to option grants to purchase up to 10,000 shares to any one employee, option grants may be approved by a separate committee of the board. The 1993 Stock Plan provides for the issuance of incentive stock options to employees, including officers and employee directors, and of nonqualified stock options, stock purchase rights, stock bonus awards, and stock appreciation rights to employees, including officers and directors, consultants, and non-employee directors. The options generally vest over a five-year period and expire ten years from the date of grant. Unless terminated earlier, the Plan shall terminate with respect to the grant of incentive stock options on January 1, 2003. To date, TenFold has not issued any incentive stock options, stock purchase rights, stock bonus awards, or stock appreciation rights under the 1993 Stock Plan.

          1999 Stock Plan. TenFold’s 1999 Stock Plan was adopted by the Board of Directors and approved by the stockholders in March 1999 and June 2002. A total of 6,500,000 shares of common stock have been reserved for issuance under the 1999 Stock Plan, plus an automatic annual increase on the first day of 2000, 2001, 2002, 2003, and 2004. This automatic annual increase is equal to the lesser of 1,000,000 shares or 3 percent of TenFold’s outstanding common stock on the last day of the immediately preceding year, or such lesser number of shares as the Board of Directors determines. Under this provision, on each of January 1, 2002, January 1, 2001 and January 1, 2000 the number of shares reserved for issuance under the plan increased by 1,000,000 shares. The 1999 Stock Plan provides for the granting to employees, including officers and directors, of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants, including non-employee directors, of nonqualified stock options and stock purchase rights. TenFold has historically granted only nonqualified stock options. The 1999 Stock Plan is administered by the Board of Directors and the Board Compensation Committee, and with respect to option grants to purchase up to 10,000 shares to any one employee, option grants may be approved by a separate committee of the board. The plan administrator determines the terms of options and stock purchase rights granted under the 1999 Stock Plan, including the number of shares subject to an option or purchase right, the exercise or purchase price, and the term and exercisability of options. The options generally vest over a four or five year period and expire ten years from the date of grant. Unless terminated earlier, the 1999 Stock Plan will terminate in March 2009. Through December 31, 2002, TenFold has not issued any stock purchase rights or stock appreciation rights under the 1999 stock plan; and has issued only one incentive stock option grant and one stock bonus award.

          2000 Employee Stock Option Plan. TenFold’s 2000 Stock Option Plan was adopted by the Board of Directors in December 2000. A total of 7,000,000 shares of common stock have been reserved for issuance under the 2000 Stock Option Plan. The 2000 Stock Option Plan provides for the granting of nonstatutory rights of purchase of TenFold’s common stock to employees, excluding section 16 officers, directors, and non-employee directors. Nonstatutory options do not qualify as an Incentive Stock Option within the meaning of Section 422 of the Internal Revenue Code of 1996, as amended. The 2000 Stock Option Plan is administered by the Board of Directors. The plan administrator determines the terms of options and stock purchase rights granted under the 2000 Stock Option Plan, including the number of shares subject to an option or purchase right, the exercise or purchase

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

price, and the term and exercisability of options. The options generally vest over a four-year period and expire ten years from the date of grant. Twenty five percent of the options granted during December 2000 under the 2000 Stock Option Plan vested on the date of grant and have an accelerated vesting schedule. Unless terminated earlier, the 2000 Stock Plan will terminate in December 2010.

          Stock option activity under TenFold’s 1993, 1999, and 2000 stock option plans is as follows:

	Option Shares	Weighted Average Exercise Price Per Share

Outstanding at December 31, 1999	6,906,120	$7.00

Granted	16,965,200	$12.28
Exercised	662,584	$2.28
Canceled	3,396,030	$15.11

Outstanding at December 31, 2000	19,812,706	$10.29

Granted	7,865,000	$0.63
Exercised	1,041,680	$0.07
Canceled	12,366,615	$10.23

Outstanding at December 31, 2001	14,269,411	$5.76

Granted	4,722,315	$0.38
Exercised	74,315	$0.18
Canceled	8,866,733	$5.45

Outstanding at December 31, 2002	10,050,679	$2.75

          At December 31, 2002, 5,846,909 options were vested and exercisable as compared to 4,909,196 in 2001 and 2,925,522 in 2000, under the stock option plans. Included in the table above are options granted to consultants that were recorded at their estimated fair value. To date, the number of options granted to consultants and the related fair value of such options has been insignificant.

          The following table summarizes information about stock options under the plans outstanding at December 31, 2002:

			Options Outstanding				Options Exercisable

Range of Exercise Prices			Options Outstanding at 12/31/02	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price

$0.02	to	$0.25	546,500	8.68	Years	$0.16	88,000	$0.14
0.35	to	0.49	4,198,550	9.02	Years	0.38	2,278,488	0.38
0.60	to	0.89	1,558,051	8.56	Years	0.76	689,739	0.76
1.14	to	2.84	2,663,293	7.79	Years	1.67	2,177,418	1.67
4.49	to	9.81	588,985	7.00	Years	7.78	348,305	6.97
10.25	to	21.00	58,600	6.69	Years	15.06	43,840	14.52
24.13	to	55.88	436,700	7.12	Years	34.08	221,119	34.50

$0.02	to	$55.88	10,050,679	8.39	Years	$2.75	5,846,909	$2.69

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The number of remaining options available to grant under the 1993, 1999, and 2000 plans is 11,679,575 as of December 31, 2002.

          The weighted-average fair value of the options granted under the plans in 2002 is $0.37 as compared to $0.60 in 2001 and $7.97 in 2000. The fair value of these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions for 2002, 2001, and 2000: risk-free interest rate of 4.06 percent in 2002, 4.22 percent in 2001, and 6.51 percent in 2000; a dividend yield of 0 percent; a volatility factor of 209.3 percent for 2002, 161.0 percent for 2001 and 131.1 percent in 2000; and a weighted-average expected life of 5.3 years in 2002 and 3.5 years in 2001, and 5.0 years in 2000.

          TenFold recorded deferred compensation pursuant to APB 25 of $0 in 2002, $280,000 in 2001; and $0 in 2000; relating to grants of restricted stock or options at exercise prices which were below the estimated fair market values of the underlying common stock. TenFold recognized compensation expense of $164,000 in 2002, $857,000 in 2001, and $1.2 million in 2000, related to the normal vesting of options with associated deferred compensation.

15.     1999 Employee Stock Purchase Plan

          TenFold’s 1999 Employee Stock Purchase Plan was adopted by the Board of Directors and approved by the stockholders in March 1999. A total of 1,000,000 shares of common stock have been reserved for issuance under the purchase plan. In addition, the number of shares reserved for issuance under the purchase plan automatically increases on the first day of each of TenFold’s fiscal years beginning in 2000, 2001, 2002, 2003, and 2004 equal to the lesser of 300,000 shares, 0.75 percent of TenFold’s outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as the Board of Directors shall determine. Under this provision, the number of shares reserved for issuance under the purchase plan has increased by 805,124 shares through December 31, 2002. The purchase plan, which is intended to qualify under Section 423 of the Internal Revenue Code, has two six-month offering periods each year, with new offering periods (other than the first offering period) commencing on February 1 and August 1 of each year. The first offering period commenced on the date of the initial public offering and ended on January 31, 2000. TenFold issued 39,817, 261,429, and 266,672 shares under this plan during the years ended December 31, 2002, 2001, and 2000, respectively.

          As of December 31, 2002, 1,237,206 shares were available for issuance under the 1999 Employee Stock Purchase Plan.

          The purchase plan is administered by the Board of Directors or by a committee appointed by the Board. Employees (including officers and employee directors) of TenFold, or of any majority-owned subsidiary designated by the Board, are eligible to participate in the purchase plan if they are employed by TenFold or any such subsidiary for at least 20 hours per week and more than 5 months per year. The purchase plan permits eligible employees to purchase common stock through payroll deductions of up to 10 percent of an employee’s compensation, at a price equal to 85 percent of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of such period. No employee may purchase more than 3,000 shares of common stock under the purchase plan in any single offering period. No employee may purchase shares in an offering period if the purchase would cause such employee to own stock or hold outstanding stock options equal to or in excess of 5 percent of the total voting power of all classes of TenFold stock. In addition, no employee shall be granted an option under the purchase plan if the option would permit an employee to purchase stock under all employee stock purchase plans of TenFold at a rate that exceeds $25,000 of fair market value of the stock for each calendar year in which the option is outstanding. An employee has the option of increasing or decreasing the percentage of payroll deductions once or of discontinuing the deduction during the offering period. TenFold has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25”) in accounting for its employee stock purchase plan. Under APB 25, the plan is considered non-compensatory.

          The weighted-average fair value of employee stock purchase rights granted under the employee stock purchase plan in 2002 was $0.24 as compared to $1.16 in 2001 and $4.63 in 2000. The fair value of the employee stock purchase rights was estimated using the Black-Scholes model with the following assumptions for 2002: a weighted-average risk-free interest rate of 1.76 percent, dividend yield of 0 percent, an expected life of 6 months, and the same volatility factors as used for the stock option plans.

16.     401(k) Retirement Plan

          TenFold established a 401(k) retirement savings plan for employees in January 1996. All employees age 21 and over are eligible to participate. Each participant may elect to have amounts deducted from his or her compensation and contributed to the plan. Through January 15, 2002, TenFold matched 20 percent of the first 6 percent of the employees’ contributions, up to a maximum of $2,000 per employee per year. Total Company contributions for 2002, 2001, and 2000 were approximately $5,000, $196,000, and $396,000, respectively. On January 15, 2002, TenFold discontinued matching of employee contributions.

17.     Prior Vertical Business Group Operations

          Strategy

          During the year ended December 31, 2000, TenFold conducted its vertical business operations through subsidiaries in the communications, energy, financial services, healthcare, insurance, and investment management industries.

          During the year ended December 31, 2001, TenFold consolidated its vertical business operations into one corporate organization to provide better focus for employees, to solidify TenFold’s core delivery and operational infrastructure, and to reduce costs; and merged its vertical subsidiaries into TenFold Corporation.

          Subsidiary Stock Plans

          During 1999, TenFold formed six subsidiaries in each of which TenFold held 20,000,000 issued and outstanding shares of common stock.

          Each of the six subsidiaries formed during 1999, with approval of its respective Board of Directors, adopted its own stock plan during 1999. The terms of the plans were similar to TenFold’s 1999 Stock Plan. A total of 3,740,000 shares of common stock of each subsidiary were reserved under the Stock Plans for each of the six subsidiaries.

          During the year ended December 31, 2001, in connection with the mergers of these subsidiaries into TenFold Corporation noted above, optionees had a specified time to exercise their vested options, or they would terminate. No optionee chose to exercise their options. As a result, the options terminated, no subsidiary options remain outstanding and TenFold has no minority interest holders.

          TenFold Energy, Inc. Warrants

          During 1999, TenFold Energy, Inc., a wholly owned subsidiary of TenFold, sold 1,181,600 warrants to Southern Company Energy Marketing (“SCEM”). Each warrant entitled SCEM to

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchase one share of Class A Common Stock at $2.12 per share in one of TenFold’s prior subsidiaries, TenFold Energy, Inc. The proceeds of $189,000 were credited to stockholders’ equity.

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

          Revenues from operations outside of North America were approximately 17 percent of total revenues for 2002, 28 percent of total revenues for 2001, and 11 percent of total revenues for 2000. Revenues from operations in the United Kingdom were approximately 9 percent of total revenue for 2002, 22 percent of total revenue for 2001, and 10 percent of total revenue for 2000. Revenues from operations in Argentina were approximately 8 percent of total revenue for 2002, 6 percent of total revenue for 2001, and 1 percent of total revenue for 2000. At December 31, 2002, all of TenFold’s long-lived assets are deployed in the United States.

19.     Additional Significant Risks and Uncertainties

          TenFold’s customers are represented by a small number of large companies in the communications, financial services, healthcare, insurance, and investment management industries. As such, a significant portion of TenFold’s revenue and billed and unbilled accounts receivable may relate to a single customer or a small number of customers. Although TenFold plans to expand and diversify its customer base, currently the loss of any of TenFold’s large customers, without their replacement by new customers, would likely have a material adverse effect on TenFold’s revenue, cash flow, and allowances for doubtful billed and unbilled accounts receivable. The following table provides customer revenue concentrations greater than 10% of annual revenues, for each of the three years ended December 31, 2002, 2001 and 2000. No other customer accounted for more than 10 percent of total annual revenues during any of these years.

	December 31,

	2002	2001	2000

Customer A	63%	11%	15%
Customer B	12%
Customer C		27%
Customer D		16%
Customer E			16%

20.     Special Charges

          Special charges for the year ended December 31, 2002 of $ 2.8 million include restructuring charges of $2.0 million and $851,000 of asset impairment charges. Special charges for the year ended December 31, 2001 of $18.9 million include $10.1 million of asset impairment charges, and $8.8 million of restructuring charges. Special charges for the year ended December 31, 2000 of $4.8 million include $2.9 million of asset impairment charges, and $1.9 million of restructuring charges.

          Asset Impairment Charges. During year ended December 31, 2002, TenFold identified $851,000 of fixed assets that had no future value to TenFold and are no longer in active use, and accordingly recorded an asset impairment charge of $851,000 for the year ended December 31, 2002. This charge included the impairment of the leased equipment assets that TenFold expects to return to its two

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

major equipment lessors pursuant to agreements reached with these lessors subsequent to December 31, 2002, under which TenFold will buy out and fully retire the related equipment lease debt and return substantially all the related equipment. See Note 21 for more information.

          During the year ended December 31, 2001, TenFold restructured its operations to reduce operating expenses. As part of the restructuring, TenFold closed or planned to close excess facilities in Atlanta, Georgia; Chicago, Illinois; Foster City, California; Irving, Texas; New York, New York; Park Ridge, New Jersey; Raleigh, North Carolina; Richmond, UK; Salt Lake City, Utah; and San Francisco, California. TenFold had $7.7 million in computer equipment, leasehold improvements, furniture and fixtures, and other assets in these offices that it determined had no future value to TenFold. TenFold also recorded an impairment charge on its fixed assets of $2.4 million to state them at their estimated fair market value at December 31, 2001. Accordingly, TenFold recorded asset impairment charges of $10.1 million during the year ended December 31, 2001.

          During the year ended December 31, 2000, TenFold restructured its operations to reduce operating expenses. As part of the restructuring, TenFold closed excess facilities in Chicago, Illinois; Dallas, Texas; Salt Lake City, Utah; and San Francisco, California during November and December of 2000. TenFold had $2.9 million in computer equipment, leasehold improvements, furniture and fixtures, and other assets in these offices that it determined had no future value to TenFold. Accordingly, TenFold recorded asset impairment charges of $2.9 million during the year ended December 31, 2000.

          Restructuring Charges. During the year ended December 31, 2002, TenFold incurred restructuring charges of $2.0 million, including $1.1 million, related to termination of the unoccupied portions of TenFold’s South Jordan Utah headquarters lease, and $836,000, related to adjustments made to prior restructuring estimates. The termination of the unoccupied portions of the South Jordan lease reduced the square footage leased from 105,068 to 22,310 square feet, reduced the term from 11 years to 5 years, and reduced the rental rate per square foot. This reduced TenFold’s total base rent obligations (before operating expenses) under this lease by approximately $19 million over the term of the lease. As part of this transaction, TenFold released to the landlord $1.5 million previously held as restricted cash to support these leases. The restructuring charge of $1.1 million is comprised of a charge of $1.5 million for release of the restricted cash, less the reversal of a prior rent accrual of $400,000 no longer needed under the terms of the restructured lease. The adjustments to prior restructuring estimates primarily resulted from higher facilities lease termination payments, and lower revised estimates of future facilities sublease income payments (in part due to the default of one of TenFold’s subtenants), than previously estimated.

          During the year ended December 31, 2001, TenFold incurred restructuring charges of $8.8 million as part of its plans to improve operating results by reducing headcount, by closing duplicative facilities in Atlanta, Georgia; Chicago, Illinois; Foster City, California; Irving, Texas; New York, New York; Park Ridge, New Jersey; Raleigh, North Carolina; Richmond, UK; Salt Lake City, Utah; and San Francisco, California; and by implementing other measures. The restructuring charges were comprised of $873,000 for a headcount reduction of 173 staff, and $7.9 million for facilities related costs including penalties associated with the terminating leases and future lease payments.

          During the year ended December 31, 2000, TenFold incurred restructuring charges of $1.9 million as part of a plan to improve its operating results by reducing headcount, by closing duplicative Company facilities in Chicago, Illinois; Dallas, Texas; Salt Lake City, Utah; and San Francisco, California, and by implementing other measures. The restructuring charge was comprised of $1.1 million for a headcount reduction of 159 staff, and $861,000 for facilities related costs including penalties associated with terminating leases and future lease payments.

          TenFold determined its restructuring charges in accordance with Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”) and Staff Accounting Bulletin No. 100 (“SAB 100”). EITF 94-3 and SAB

TENFOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

100 require that TenFold commit to an exit plan before it accrues employee termination costs and exit costs.

          Restructuring reserves are included in accounts payable and accrued liabilities at December 31, 2002. Detail of the restructuring charges as of and for the year ended December 31, 2002 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2001	New Charges	Adjustments	Utilized	Balance at December 31, 2002

Employee related	$106	$—	$—	$(106)	$—
Facilities related	5,521	1,140	836	(5,932)	1,565

	$5,627	$1,140	$836	$(6,038)	$1,565

          TenFold has estimated future sublease income which reduces future facility related charges, including lease obligations. TenFold considered current market conditions including current lease rates in the respective geographic regions, vacancy rates, and costs associated with subleasing when estimating future sublease income. Variances between expected and actual sublease income have previously and may continue to result in restructuring charge adjustments in future periods.

21.     Subsequent Events

          At December 31, 2002 TenFold was in default to its two major equipment lessors for late payment of lease payments. As of December 31, 2002 TenFold had leases payable to these lessors totaling approximately $2.9 million. During February 2003, TenFold executed agreements with these lessors to buy out and fully retire their equipment lease debt at a substantial discount, and return substantially all the related equipment.

          During February 2003, TenFold sold 3,888,889 shares of common stock to a member of its Board of Directors for a total purchase price of $700,000. These shares are not registered and are therefore subject to certain holding period and other trading restrictions provided by federal securities laws.

          In February 2002, TenFold entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), in connection with a private equity line financing transaction pursuant to which TenFold could offer and sell to Fusion Capital up to $10,000,000 of TenFold’s common stock, $0.001 par value (“Common Stock”), over a period of up to 40 months. TenFold issued 632,911 shares of restricted common stock to Fusion Capital as commitment shares under the Purchase Agreement. As a condition to Fusion Capital’s obligation to make purchases under the Purchase Agreement, the Common Stock to be offered and sold to Fusion Capital was to be registered in an effective registration statement with the Securities and Exchange Commission. Once the registration statement was effective, TenFold could make draws under the equity line. TenFold could elect to draw up to $250,000 per month so long as its stock price exceeds $0.25 (below which it may not make draws). TenFold did not file a registration statement with the Securities and Exchange Commission and did not offer or sell to Fusion Capital any Common Stock under the Purchase Agreement. On February 26, 2003, TenFold entered into a Mutual Termination Agreement with Fusion Capital under which, 1) TenFold paid Fusion Capital a termination fee of $75,000, 2) Fusion agreed to return all 632,911 commitment shares previously issued to Fusion Capital, 3) the parties agreed to a mutual release of claims, and 4) the Purchase Agreement was terminated.

Schedule II

TENFOLD CORPORATION
Valuation and Qualifying Accounts
For the Years Ended December 31, 2002, 2001, and 2000
(in thousands)

Allowances for Doubtful Accounts (Billed and Unbilled)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period

Year ended December 31, 2000	$725	$12,722	$(3,160	)*	$10,287

Year ended December 31, 2001	$10,287	$(76)	$(7,936	)*	$2,275

Year ended December 31, 2002	$2,275	$(70)	$(1,909	)*	$296

               * Represents write-offs of accounts receivable

Allowances for Doubtful Stockholder Notes Receivable (Principal and Interest)	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period

Year ended December 31, 2000	$—	$2,782	$—	$2,782

Year ended December 31, 2001	$2,782	$—	$(1,014)	$1,768

Year ended December 31, 2002	$1,768	$146	$(678)	$1,236

Deferred Tax Valuation Accounts	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period

Year ended December 31, 2000	$1,083	$41,540	$—	$42,623

Year ended December 31, 2001	$42,623	$(689)	$—	$41,934

Year ended December 31, 2002	$41,934	$—	$766	$42,700

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

Dated:	March 31, 2003	/s/ NANCY M. HARVEY

Nancy M. Harvey, President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive and Financial Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	March 31, 2003	/s/ NANCY M. HARVEY

Nancy M. Harvey, President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive and Financial Officer)

Dated:	March 31, 2003	/s/ ROBERT P. HUGHES

Robert P. Hughes
Chief Accounting Officer and Senior Vice President Finance (Principal Accounting Officer)

Dated:	March 31, 2003	/s/ JEFFREY L. WALKER

Jeffrey L. Walker, Chairman of the Board of Directors, Executive Vice President, and Chief Technology Officer

Dated:	March 31, 2003	/s/ RICHARD H. BENNETT, JR.

Richard H. Bennett
Director

Dated:	March 31, 2003	/s/ ROBERT W. FELTON

Robert W. Felton
Director

Dated:	March 31, 2003	/s/ RALPH W. HARDY, JR.

Ralph W. Hardy, Jr.
Director

CERTIFICATIONS

          I, Nancy M. Harvey, certify that:

          1.     I have reviewed this annual report on Form 10-K of TenFold Corporation;

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                  (c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

          6.     I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ NANCY M. HARVEY

Nancy M. Harvey
President, Chief Executive Officer, and Chief Financial Officer
March 31, 2003