Form 10-Q
period 2003-03-31
TENFOLD CORP /UT
filed 2003-05-13
CIK 1051118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

          As of March 31, 2003, there were 40,676,536 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. Our future prospects are difficult to evaluate. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include: ability to generate sufficient cash flow or secure additional sources of financing; future customer revenue; if we file for bankruptcy protection or sell all or substantially all of our assets it is unlikely that existing shareholders would receive any value for their shares; reduced comprehensive errors and omissions insurance coverage; our errors and omissions insurance coverage may not cover contractual disputes; defects or other limitations in our software; complaints filed by customers, shareholders, or other third parties and other litigation or disputes; inability or failure to meet certain contractual obligations; variability of quarterly operating results; ability to adequately anticipate employee and resource utilization rates; lengthy and variable sales cycles; dependence on a small number of customers; revenues have historically come from a small number of vertical industries; ability to license the Universal Application; attraction, training, and retention of employees and key management; protection of intellectual property; international political and economic uncertainty; a majority of our stock is owned by a few persons; anti-takeover provisions in our charter documents; and other competitive factors. Such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by TenFold Corporation with the Securities and Exchange Commission, including but not limited to, the most recent reports on Forms 10-Q and 10-K. Some of these factors are described in this Form 10-Q under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Market Price of Stock.”

PART I.           FINANCIAL INFORMATION

Item 1.             Condensed Consolidated Financial Statements

TENFOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$4,269	$3,838
Accounts receivable, (net of allowances for doubtful accounts of $296 and $296, respectively)	907	1,370
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $0, respectively)	60	31
Prepaid expenses and other assets	213	278
Income taxes receivable	17	17
Other assets, (net of allowances of $158 and $158, respectively)	2,002	2,120

Total current assets	7,468	7,654
Restricted cash	106	138
Property and equipment, net	1,231	1,467
Other assets	—	25

Total assets	$8,805	$9,284

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,326	$937
Income taxes payable	1,740	1,743
Accrued liabilities	6,294	6,436
Deferred revenue	14,884	20,328
Current installments of obligations under capital leases	99	3,012
Other current liabilities	2,000	2,028

Total current liabilities	26,343	34,484

Long-term liabilities:
Other long-term liabilities	—	25

Total long-term liabilities	—	25

Contingencies (Note 9)
Stockholders’ deficit:
Common stock, $0.001 par value:
Authorized: 120,000,000 shares
Issued and outstanding shares: 40,676,536 shares at March 31, 2003 and 37,382,080 shares at December 31, 2002	41	37
Additional paid-in capital	66,646	65,953
Deferred compensation	(94)	(89)
Accumulated deficit	(84,131)	(91,126)

Total stockholders’ deficit	(17,538)	(25,225)

Total liabilities and stockholders’ deficit	$8,805	$9,284

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues:
License	$3	$104
Subscription	6,052	2,603
Services and other	3,313	2,868

Total revenues	9,368	5,575

Operating expenses:
Cost of revenues	2,275	3,743
Sales and marketing	225	526
Research and development	915	1,895
General and administrative	1,241	2,873
Special charges	—	24

Total operating expenses	4,656	9,061

Income (loss) from operations	4,712	(3,486)

Other income (expense):
Interest income	14	92
Interest expense	(3)	(228)
Other income	78	72
Gain on retirement of debt	2,206	—

Total other income (loss), net	2,295	(64)

Income (loss) before income taxes	7,007	(3,550)
Provision (benefit) for income taxes	12	(508)

Net income (loss)	$6,995	$(3,042)

Basic earnings (loss) per common share	$0.18	$(0.08)

Diluted earnings (loss) per common share	$0.18	$(0.08)

Weighted average common and common equivalent shares used to calculate earnings (loss) per share:
Basic	39,351	36,998

Diluted	39,628	36,998

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$6,995	$(3,042)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	264	791
Impaired assets charge	—	24
Provision for bad debts	—	(639)
Amortization of deferred compensation	25	64
Gain on retirement of debt	(2,206)	—
Gain on sale of assets	(30)	—
Changes in operating assets and liabilities:
Accounts receivable	463	912
Unbilled accounts receivable	(29)	8
Prepaid expenses and other assets	89	619
Accounts payable	389	402
Income taxes payable	(3)	(505)
Accrued liabilities	(142)	(2,064)
Deferred revenues	(5,444)	(1,184)
Other liabilities	(53)	(474)

Net cash provided by (used in) operating activities	318	(5,088)

Cash flows from investing activities:
Proceeds from sale of property and equipment	33	2,382
Additions to property and equipment	(31)	—
Decreases to restricted cash	32	152

Net cash provided by investing activities	34	2,534

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	—	11
Proceeds from common stock issuance	666	251
Exercise of common stock options	1	1
Repurchase of common stock	—	(120)
Principal payments on notes payable	—	(2,319)
Payments of notes receivable from stockholders	—	213
Principal payments on obligations under capital leases	(588)	(330)

Net cash provided by (used in) financing activities	79	(2,293)

Effect of exchange rate changes	—	(442)

Net increase (decrease) in cash and cash equivalents	431	(5,289)
Cash and cash equivalents at beginning of period	3,838	10,969

Cash and cash equivalents at end of period	$4,269	$5,680

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13	$20
Cash paid for interest	$2	$197

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Presentation

             The accompanying unaudited Condensed Consolidated Financial Statements included herein have been prepared by TenFold Corporation (“TenFold”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the prior periods’ financial statements to conform to the current period’s presentation. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2003.

             This report should be read in conjunction with TenFold’s audited Consolidated Financial Statements for the year ended December 31, 2002 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

             In order to improve cash flow, TenFold has taken aggressive steps to restructure its operations through work force reductions, terminating leases or subleasing facilities, negotiating significantly discounted debt retirements, and other operational cost-saving measures. TenFold has made significant progress reducing operating cash outflows during 2001, 2002 and continuing into 2003. For the three months ended March 31, 2003, TenFold’s quarterly change in cash was $431,000 compared to $(5.3) million for the same period of the prior year.

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

•

During October 2002, TenFold sold its entire equity interest in its wholly owned subsidiary, TenFold Systems UK Limited, to the management of that subsidiary. TenFold has previously distributed and supported its products in the United Kingdom through TenFold Systems UK Limited. Under the terms of this transaction, TenFold Systems UK Limited will continue to distribute TenFold products in the United Kingdom and provide local support to its customers. TenFold is providing support for the Universal Application to TenFold Systems UK Limited and is sharing with TenFold Systems UK Limited revenues from existing and future TenFold Systems UK Limited customers. With the sale of the UK subsidiary, TenFold eliminated significant recurring costs.

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

2.          Revenue Recognition

             TenFold derives revenues from license fees, subscription fees, applications development and implementation services, support, and training services. License revenues consist of fees for licensing the Universal Application as a tool, and license fees for the applications that TenFold previously developed and resold. Subscription revenue consists of fees for licensing the Universal Application, licensing new product releases of TenFold’s ComponentWare, and in certain cases providing related time-and-material consulting, training, and support services during a subscription period. Service revenues consist of fees for applications development and implementation, support and training. Other revenues include fees for reimbursement of out of pocket expenses incurred for customer projects.

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

3.          Earnings (Loss) Per Share

             The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

	Three Months Ended March 31,

	2003	2002

Numerator:
Numerator for basic earnings (loss) per share – net income (loss) available to common stockholders	$6,995	$(3,042)

Numerator for diluted earnings (loss) per share	$6,995	$(3,042)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	39,351	36,998

Employee stock options	277	—

Denominator for diluted earnings (loss) per share	39,628	36,998

Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.18	$(0.08)

Diluted earnings (loss) per common share	$0.18	$(0.08)

             Employee stock options of 11,022,757 and 14,520,809 outstanding during the three months ended March 31, 2003 and 2002, respectively, that have a weighted average exercise price of $2.24 and $4.63 per share, respectively, and that could potentially dilute earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

4.          Restricted Cash

             Restricted cash at March 31, 2003 relates to $33,000 held as collateral for TenFold’s letter of credit obligations used to secure a lease on office space in Dallas, Texas; and $73,000 held to support various other accounts payable activities.

5.          Comprehensive Income (Loss)

             Comprehensive income (loss) for the three months ended March 31, 2003 and 2002, ignoring the insignificant impact of taxes on foreign currency translation, were as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Net income (loss)	$6,995	$(3,042)
Foreign currency translation	—	157

Comprehensive income (loss)	$6,995	$(2,885)

6.          Stock-Based Compensation

             TenFold applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, TenFold has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. TenFold has also adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, into these financial statements and related notes.

             Had compensation expense for TenFold’s stock option plan and the employee stock purchase plan been determined based on the fair value at the grant date for awards or purchase rights under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock Based Compensation, TenFold’s net income (loss) for the three months ended March 31, 2003 and 2002 would have been as follows (in thousands except per share information):

	Three Months Ended March 31,

	2003	2002

Net income (loss) applicable to common stock – as reported	$6,995	$(3,042)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	25	64
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,191)	(2,570)

Net income (loss) applicable to common stock – pro forma	$5,829	$(5,548)

Earnings (loss) per common share - as reported:
Basic	$0.18	$(0.08)
Diluted	$0.18	$(0.08)
Earnings (loss) per common share – pro forma:
Basic	$0.15	$(0.15)
Diluted	$0.15	$(0.15)

             The effect of SFAS 123 on pro forma net income (loss) and net income (loss) per share for the three months ended March 31, 2003 and 2002 may not be representative of the effects on pro forma results in future years.

7.          Income Taxes

             The provision for income taxes for the three months ended March 31, 2003 relates primarily to foreign taxes and reversing a portion of our valuation allowance attributable to the current operating income. The benefit for income taxes for the three months ended March 31, 2002 relates primarily to reversing accrued Federal alternative minimum taxes from 2001 due to enacted tax legislation.

             The valuation allowance as of March 31, 2003 was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of deferred tax assets.

8.          Commitments

             TenFold has commitments under long-term operating leases for office space. Future minimum lease payments under non-cancelable operating lease obligations, in excess of one year and excluding obligations accrued as part of restructurings, at March 31, 2003 are as follows (in thousands):

Year	Amount

Q2-4 2003	$379
2004	400
2005	411
2006	422
2007	286
Thereafter	0

Total minimum lease commitments	$1,898

             Operating lease commitments for properties that have been restructured are included in accrued liabilities in the Condensed Consolidated Balance Sheet at March 31, 2003. See Note 10 for more information.

             TenFold previously had significant capital lease obligations from equipment leases it had entered into in prior years. During the three months ended March 31, 2003, TenFold executed agreements with its two major equipment lessors to buy out and fully retire their equipment lease debt at a substantial discount, and return substantially all the related equipment. TenFold has recognized the difference between the amount paid to retire these lease obligations and the carrying amount of the lease obligations as a gain on retirement of debt of approximately $2.2 million in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2003.

9.          Legal Proceedings and Contingencies

             Unresolved Customer Dispute

             TenFold has one unresolved customer dispute.

             SkyTel

             In March 2001, SkyTel Communications, Inc. (“SkyTel”) orally informed TenFold of its intent to terminate the Master Software License and Services Agreement between SkyTel and TenFold (the “SkyTel Agreement”). On May 15, 2001, SkyTel sent TenFold a letter purporting to terminate the SkyTel Agreement based on TenFold’s alleged material breach of the SkyTel Agreement. SkyTel’s letter also demands a refund of approximately $11 million paid by SkyTel. On September 24, 2001, SkyTel filed a complaint against TenFold in the First Circuit Court of the First

Judicial District of Hinds County, Mississippi. SkyTel seeks monetary damages of at least $17.5 million, plus other damages it may prove at trial, together with pre- and post-judgment interest, attorneys’ fees and expenses and costs. On November 13, 2001, TenFold filed an answer denying the material allegations of the complaint. TenFold also filed a counterclaim for unpaid fees and SkyTel’s disclosure of confidential information. TenFold’s counterclaim seeks damages of at least $7 million and punitive damages of at least $10 million. The total contract value involved in this customer dispute is approximately $17.6 million, of which $11.4 million has been received by TenFold to date. During the three months ended March 31, 2003 and 2002, TenFold recognized no revenue from the SkyTel Agreement.

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

             As a result of the legal matter noted above, TenFold has provided an allowance for doubtful accounts of $296,000 related to billed accounts receivable, as of March 31, 2003.

Summary and Insurance

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

Stockholder Matters

             On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of its officers and directors, and certain underwriters of TenFold’s initial public offering. An amended complaint was filed on April 24, 2002, which alleges, among other things, that the underwriters of TenFold’s initial public offering and TenFold’s officers and directors violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of TenFold’s stock in the after-market subsequent to the initial public offering. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including TenFold. TenFold is vigorously defending this action and expects that the costs of defense and/or resolution exceeding TenFold’s self insured retention of $250,000, will be covered by insurance. Although no assurance can be given that this matter will be resolved in TenFold’s favor, TenFold believes that the resolution of this lawsuit will not have a material adverse effect on TenFold’s business, financial position, results of operations or cash flows. If this matter is not covered by insurance and if there is an unfavorable outcome, there may be a material adverse impact on TenFold’s business, results of operations, financial position, or liquidity.

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

10.        Special Charges

             TenFold incurred no special charges during the three months ended March 31, 2003. TenFold incurred $24,000 of asset impairment charges during the three months ended March 31, 2002.

             Asset Impairment Charge. During the three months ended March 31, 2002, TenFold identified $24,000 of fixed assets that had no future value to TenFold and were no longer in active use, and accordingly recorded an asset impairment charge of $24,000 for the three months ended March 31, 2002.

             Restructuring reserves are included in accounts payable and accrued liabilities at March 31, 2003. Detail of the restructuring charges as of and for the three months ended March 31, 2003 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2002	New Charges	Adjustments	Utilized	Balance at March 31, 2003

Facilities related	$1,565	—	—	(14)	$1,551

	$1,565	$—	$—	$(14)	$1,551

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

11.       Operating Segments

             TenFold’s CEO reviews financial information on a consolidated basis, identical in format to the accompanying Condensed Consolidated Statements of Operations. TenFold consolidates revenue and expense information for all other business groups for internal and external reporting and for decision-making purposes. TenFold operates in a single operating segment, which is applications products and services.

             Revenues from customers outside of North America were approximately 21 percent of total revenues for the three months ended March 31, 2003 as compared to 34 percent of total revenues for the same period in 2002. TenFold’s long-lived assets are deployed in the United States.

             Three customers accounted for 63 percent, 13 percent, and 11 percent of TenFold’s total revenues for the three months ended March 31, 2003, compared to three customers accounting for 55 percent, 17 percent, and 11 percent of TenFold’s total revenues for the same period in 2002. No other single customer accounted for more than 10 percent of TenFold’s total revenues for the three months ended March 31, 2003 or the same period in 2002.

12.        Recent Accounting Pronouncements

             In June 2001, the FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. TenFold adopted the provisions of SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on TenFold’s results of operations and financial position.

             In May 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 makes technical corrections to some existing pronouncements. TenFold adopted the provisions related to the rescission of Statements 4 and 64 on January 1, 2003, and for all transactions entered into beginning May 15, 2002 adopted the provision related to the amendment of Statement 13. The adoption of SFAS No. 145 did not have a material impact on TenFold’s results of operations and financial position.

             In July 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. TenFold adopted the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on TenFold’s results of operations and financial position.

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

             In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 did not have a material impact on TenFold’s results of operations and financial position.

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

             In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The adoption of Interpretation No. 46 did not have a material impact on TenFold’s results of operations and financial position.

             In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. TenFold is currently evaluating the effect that the adoption of SFAS No. 149 will have on TenFold’s results of operations and financial position.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

             TenFold is the provider of the Universal Application™ technology, a software applications platform that reduces enterprise application development, deployment, and maintenance timeframes and costs. The Universal Application automates most of what applications programmers typically do, and enables small teams of predominantly non-technical business people to design, build, test, deploy, and maintain complex, transaction-intensive applications, with limited demand on scarce IT resources. Using a small team of mostly business people for rapid applications development is a radical change from the industry standard approach that relies on large teams of IT professionals who expend significant person years of effort to design, program, test, change, and deploy enterprise applications. Customers get high-quality, complex enterprise applications into production faster and at significantly lower cost with the Universal Application than with other applications development technologies.

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

             We believe that the Universal Application platform offers three unique benefits to its customer.

1.

Speed. The Universal Application platform lets a team of mostly non-technical business people build and enhance high-quality, high-performance, powerful applications very quickly. Other applications development technologies both old and new also let you build and enhance applications, but most require programmers, take longer, and are less suitable for more-complex applications. (Although the high failure rate of most complex applications development projects suggests that other applications development technologies, both old and new, are risky and often lead to project cost and schedule overruns, applications quality problems, and sometimes project cancellations.)

2.

Quality. The Universal Application platform renders an application from its definition. So, no one writes code nor tests code in the building of an application. Thus, it is highly unlikely for there to be defects in an application, just as it is highly unlikely for there to be defects in a spreadsheet. (A spreadsheet or Universal Application-powered system always works – just as you described for it to work; it may not do what you want but it does do what your description says for it to do.) Universal Application-powered systems are much higher quality than most other applications.

3.

Power. The Universal Application rendering engine contains thousands of features that make any Universal Application-powered system much more functionally-rich than any other application that a programmer-staffed applications development team could pragmatically afford to build. Universal Application-powered systems have thousands of clever, powerful features that you won’t find in most other applications.

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

             During 2002, we continued disciplined execution of our business turnaround and built the business and marketing foundation for our emergence as a growth technology company by continuing to meet customer expectations and establishing new Universal Application sales and marketing channels. We made substantial improvements in our business positioning and operations as part of a comprehensive turnaround effort. We significantly reduced quarterly cash outflows with the goal of providing a cash flow positive basis for continuing operations by: renegotiating several major property leases reducing immediate cash obligations and reducing our long-term obligations by over $51 million in the aggregate; retiring our entire bank debt by making payment of a  substantially reduced amount; and, continuing operational restructuring to better align capacity with current cash flow. We continued to settle legacy litigation matters, bringing to a total of ten the number of disputes related to our interim business model that were satisfactorily settled without any admission of fault or payment by TenFold except for the self-insurance retentions, entered into an agreement to settle a shareholder lawsuit that settled in 2003, and, concluded a settlement with the Securities and Exchange Commission without paying any fine or civil penalty or needing to restate our financial statements.

             During 2002, we continued to meet customer expectations and reached important milestones with key customers. We provided Universal Application technology and supporting services to 21 customers, 16 of whom have Universal Application–powered applications in production. Since we began operation in 1993, we have provided licenses, and applications development, support and training services to over 50 customers in financial services, insurance, healthcare, and other vertical markets. Many of our customers are leaders in these markets.

             We made steady progress in establishing strategic distribution alliances and value added resellers (“VAR”) relationships that we believe will accelerate and broaden market distribution of Universal Application for us at a significantly lower cost and greater speed than we could achieve on our own. During 2002, we entered into distribution relationships including :

•	a strategic alliance with a global systems integrator, Sapient Corporation;
•	a strategic alliance with Perot Systems Corporation, focused around accelerated penetration of the healthcare industry; and, with
•	TenFold Systems UK Limited, which will distribute TenFold products and provide services to UK customers.

             During 2002, we began to enter into VAR relationships around Universal Application-powered applications. Under these VAR relationships:

•	3Genesis will resell a Universal Application-powered customer management, billing, and financial management application in the communications industry worldwide;
•

PCX Systems, LLC (“PCX Systems”), a subsidiary of Cedars-Sinai Medical Center, will resell Universal Application in connection with the sale of the Patient Care Expert application in the hospital and healthcare provider market globally;

•	Redi2 Corporation will resell TenFold Revenue Manager to investment managers;
•

Vertex, a UK-based utility sector customer management and billing company will resell the utility and telecommunications industries focused customer management and billing application, Generic Billing System (GBS), to their customers and others in the utility and telecommunications industries. Subsequently, Vertex completed its first sale of GBS to a large water company in the UK.

             As a consequence of these and other steps, our business performance in 2002 continued to improve as reflected in key financial metrics: quarterly change in cash improved from $(5.3) million for Q1 2002 to $1.4 million for Q4 2002. Operating losses were reversed. In Q4, we earned an operating profit of $2.1 million, compared to operating losses $(3.5) million for Q1 2002, $(2.2) million for Q2 2002 and $(14,000) for Q3 2002. With the benefit of a non-recurring, non-operating gain of approximately $2.4 million on retirement of debt, net income for Q4 2002 was $4.3 million, compared to prior quarter net losses of $(3.0) million for Q1 2002, $(2.4) million for Q2 2002 and $(77,000) for Q3 2002.

Q1 2003 Highlights

             In Q1 2003, we continued to complete key steps of our business turnaround. In February 2003, we reached agreement with our two major equipment leasing vendors to buy out and retire their remaining equipment leasing debt of approximately $2.9 million at a substantial discount. We have no further material equipment leases and no further bank debt.

             In February 2003, we reached agreement with Fusion Capital to terminate an unused $10 million equity line. In February 2003, Robert W. Felton, a long-time TenFold director, made an investment of $700,000 in TenFold, by acquiring unregistered TenFold common stock.

             Companies using Universal Application-powered applications in production today include, among others, Abbey National Bank, Allstate Insurance, Barclays Global Investors, Cedars-Sinai Medical Center, Deutsche Bank, Dresdner Bank, Franklin Templeton, iplan networks, JP Morgan Chase, MedCath, and Trinity. One customer has two separate Universal Application-powered applications in production. Specific customer updates include:

•

Allstate, a customer since September 1999, continues to rollout its Universal Application-powered internet-enabled policy rating application to more states and lines of business. This application is currently in production doing more than 175,000 transactions weekly for multiple lines of business in many states. In July 2002, we notified Allstate of certain breaches by Allstate of our Agreement, as amended. We are working with Allstate to resolve these matters and continue to provide support and consulting services to Allstate.

•	Under a time-and-materials agreement, we continue to assist JP Morgan Chase as it rolls the global securities lending application, Securities Lending Express (“SLX”) application into production and decommissions multiple legacy systems.
•

We continue to provide support to iplan networks of Argentina, which has had the Universal Application-powered Enterprise Relationship Manager application that includes sales management, customer support, incident tracking, and provisioning tailored to the communications industry in production since September 2001.

•

As part of our ongoing relationship with Vertex, a UK-based utility sector customer management and billing company, we provide support, training and other professional services. We continue to work with Vertex as they progress on the implementation of the Universal Application-powered customer management and billing application, Generic Billing System (“GBS”), for their initial water company customer.

•

As part of our continuing relationships with the global systems integrator Sapient, and with our UK reseller, TenFold Systems UK Limited, we provide expertise and consulting services to support Sapient’s GBS implementation project for Vertex.

             We have continued our emphasis on building sales and marketing to support our emergence as a growth technology company through three complementary sales and marketing related initiatives.

•

First, we are using alliance relationships with VARs, systems integrators and software distributors in the U.S. and international markets to broaden and accelerate our distribution. We have an agreement with Sapient to provide significant services to support their implementation of  GBS  for Vertex’s first GBS customer. We are delivering these services in part by working with our UK Reseller, TenFold Systems UK Limited.

•

Second, we are using our small direct sales channel to prosecute specific sales opportunities focusing on selling small, paid VersionOne projects with new accounts in the insurance, software, and financial services sectors as a low-risk first step for potential customers to test Universal Application for their application needs. In Q1 2003, one of those customers acquired a deployment license to put their first Universal Application-powered system into production.

•

Third, we are making steady headway in advancing our major project, code named Tsunami, announced in Q4 2002. During 2002, we launched Tsunami to entirely redesign and rewrite all customer facing parts of our Universal Application technology. The goal of the Tsunami project is to make a single user version of our patented Universal Application technology ubiquitously available from our web site and to enhance the usability of the Universal Application so that a business person or an IT person with limited applications development experience can obtain and use Tsunami to build, without substantial training or support, a complex, sophisticated application. During Q1, we met our goal of releasing the Tsunami demonstration and we have conducted numerous demonstrations of Tsunami to audiences in many different cities. Generally, feedback has been an extremely positive reaction to this new product and product strategy. We are intending to release beta copies of Tsunami to various groups of employees, industry participants, customers, and prospects during Q2 2003 and expect to release a general availability version in July 2003.

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

Results of Operations

             We had first quarter 2003 revenues of $9.4 million, operating income of $4.7 million, and net income of $7.0 million. This compares to revenues of $5.6 million, an operating loss of $3.5 million, and a net loss of $3.0 million for the same period of 2002.

             The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold’s statements of operations to total revenues.

	Three Months ended March 31,

	2003	2002

Revenues:
License	—	2%
Subscription	65%	47%
Services and other	35%	51%

Total revenues	100%	100%
Operating expenses:
Cost of revenues	24%	67%
Sales and marketing	3%	10%
Research and development	10%	34%
General and administrative	13%	52%
Special charges	—	—

Total operating expenses	50%	163%

Income (loss) from operations	50%	(63)%
Total other income, net	25%	(1)%

Income (loss) before income taxes	75%	(64)%
Provision (benefit) for income taxes	—	(9)%

Net income (loss)	75%	(55)%

Revenues

             Total revenues increased $3.8 million, or 68 percent, to $9.4 million for the three months ended March 31, 2003, as compared to $5.6 million for the same period in 2002. The increase in revenues is primarily due to a higher volume of subscription revenues and services during the first three months of 2003 as compared to the same period in 2002.

             Subscription revenues were $6.1 million for the three months ended March 31, 2003, as compared to $2.6 million for the same period in 2002. Subscription revenues represent revenue from contracts that include a subscription to new product releases on a “when and if available” basis. For certain contracts, including a subscription to future software products when and if they become available, we recognize the fees for the software products ratably over the subscription term beginning with delivery of the first software product. For contracts that include a service element for which the fair value is undeterminable, and the contract includes a subscription to new product releases on a “when and if available basis,” we recognize the entire contract fee ratably over the subscription period as subscription revenue. The increase in subscription revenues during the first three months of 2003 as compared to the same period of 2002, is due to higher amortization of deferred subscription revenue from the build-up of revenues from time–and–material services provided over time during the subscription period, and the sale of an additional subscription contract. We expect our deferred subscription revenues of $4.0 million at March 31, 2003, to be amortized to subscription revenues through a portion of the second quarter of 2003.

             Services and other revenues increased $445,000, or 16 percent, to $3.3 million for the three months ended March 31, 2003 as compared to $2.9 million for the same period in 2002. Service and other revenues increased due to providing a higher volume of time-and-material services during the first three months of 2003 as compared to the same period of 2002.

             Operating Expenses

             Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide applications development and implementation, support, and training services. Cost of revenues decreased $1.5 million, or 39 percent, to $2.3 million for the three months ended March 31, 2003 compared to $3.7 million for the same period in 2002. The decrease was primarily due to a smaller number of employees working on customer projects, and support and training activities.

             Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses decreased $301,000, or 57 percent, to $225,000 for the three months ended March 31, 2003 as compared to $526,000 for the same period in 2002. The decrease in sales and marketing expenses was primarily due to having fewer sales and marketing employees in 2003.

             Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $980,000, or 52 percent, to $915,000 for the three months ended March 31, 2003, as compared to $1.9 million for the same period in 2002. Research and development expenses decreased due primarily to having fewer research and development employees in 2003.

             General and Administrative. General and administrative expenses consist primarily of allowances for doubtful accounts, the costs of executive management, finance and administrative staff, recruiting, business insurance, and professional fees. General and administrative expenses decreased $1.6 million, or 57 percent, to $1.2 million for the three months ended March 31, 2003 as compared to $2.9 million for the same period in 2002. General and administrative expenses decreased due to having a smaller scale of operations and fewer general and administrative employees, lower legal expenses from the settlement of legal matters, and reduced financing related expenses during the first three months of 2003 as compared to the same period of 2002.

             Special Charges.We incurred no special charges during the three months ended March 31, 2003. We incurred $24,000 of asset impairment charges during the three months ended March 31, 2002.

             Asset Impairment Charge. During the three months ended March 31, 2002, we identified $24,000 of fixed assets that had no future value to us and were no longer in active use, and accordingly we recorded an asset impairment charge of $24,000 for the three months ended March 31, 2002.

             Restructuring reserves are included in accounts payable and accrued liabilities at March 31, 2003. Detail of the restructuring charges as of and for the three months ended March 31, 2003 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2002	New Charges	Adjustments	Utilized	Balance at March 31, 2003

Facilities related	$1,565	—	—	(14)	$1,551

	$1,565	$—	$—	$(14)	$1,551

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

             Total Other Income, net

             Net total other income was $2.3 million for the three months ended March 31, 2003, as compared to $(64,000) for the same period in 2002. Net total other income for the three months ended March 31, 2003 included a gain of approximately $2.2 million that we recognized on the retirement of capital lease obligations at a significant discount to their carrying value. Interest income decreased for the three months ended March 31, 2003 as compared to the same period in 2002 due to lower cash and cash equivalent balances in 2003. Interest expense decreased for the three months ended March 31, 2003 as compared to the same period in 2002 due to lower notes payable and obligations under capital lease balances in 2003, due to their retirement in Q4 2002 and Q1 2003.

             Provision for Income Taxes

             The provision for income taxes was $12,000 for the three months ended March 31, 2003 as compared to a benefit of $508,000 for the same period in 2002. The provision for the three months ended March 31, 2003 relates primarily to foreign taxes and reversing a portion of our valuation allowance attributable to the current operating income. The benefit for the three months ended March 31, 2002 relates primarily to enacted tax legislation that enabled reversing accrued Federal alternative minimum taxes from 2001.

             At March 31, 2003, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

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

             Previously, risks relating to revenue recognition also included the judgment required to determine fixed-price project completion percentages, fixed-price project profit or loss projections, and forecasting of fixed-price project end-dates. However, during the year ended December 31, 2002 we converted our remaining on-going legacy fixed-price contracts to time-and-materials arrangements. As a result, we have no significant on-going fixed-price contracts at March 31, 2003.

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

             Restructuring Charges

             We recognize restructuring charges consistent with EITF 94-3, prior to January 1,2003 and consistent with SFAS 146 beginning on January 1, 2003. For amounts accrued at December 31, 2002,  we reduce current charges for abandoned facilities with sublease income. Management analyzes current market conditions including current lease rates in the respective geographic regions, vacancy rates, and costs associated with subleasing when evaluating the reasonableness of future sublease income. Significant management judgments and estimates must be made and used in calculating future sublease income. Variances between expected and actual sublease income have previously and may continue to result in restructuring charge adjustments in future periods.

Liquidity and Capital Resources

             During 2002 and continuing into 2003, we improved our cash flow through a variety of means, including carefully managing our accounts receivable and generating additional cash inflows wherever possible from our existing customer base, and continuing to reduce our operating cash outflows wherever possible, including negotiating the elimination or reduction of liabilities, and further restructuring of our operations, with the goal of providing a cash flow positive basis for continuing operations. For the three months ended March 31, 2003, our quarterly change in cash was $431,000 compared to $(5.3) million for the same period in 2002.

             Net cash provided by operating activities was $318,000 for the three months ended March 31, 2003 as compared to $(5.1) million for the same period in 2002. The increase in cash flow provided by operating activities results primarily from the significant restructuring and other actions we have taken during 2002 and continuing into 2003 to improve cash flow.

             Net cash provided by investing activities was $34,000 for the three months ended March 31, 2003 as compared to $2.5 million for the same period in 2002. During the three months ended March 31, 2002, we sold two buildings and related land in San Rafael, California for proceeds of $2.4 million (before repayment of related notes payable).

             Net cash provided by financing activities was $79,000 for the three months ended March 31, 2003 as compared to $(2.3) million for the same period in 2002. Net cash provided by financing activities for the three months ended March 31, 2003 included net cash proceeds of $666,000 from the sale of 3,888,889 shares of common stock to a member of our Board of Directors. During the three months ended March 31, 2003 we made payments of approximately $588,000 to retire capital lease obligations at a significant discount. Net cash used by financing activities for the three months ended March 31, 2002 was primarily for repayment of notes payable related to our sale of two buildings and related land in San Rafael, California.

             Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenues balances of $14.9 million at March 31, 2003 and $20.3 million at December 31, 2002. When over time we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

             In order to improve cash flow, we have taken aggressive steps to restructure our operations through work force reductions, terminating leases or subleasing facilities, negotiating significantly discounted debt retirements, and other operational cost-saving measures. We have made significant progress reducing operating cash outflows during 2001, 2002 and continuing into 2003. We seek to keep our cash outflows at or below our expected on-going cash inflows (from primarily two large customers), and to eliminate or significantly reduce our existing and contingent liabilities. We believe that by achieving neutral to positive on-going cash flow from operations and significantly reduced liabilities, we can provide a solid base from which TenFold can grow again.

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

•

During October 2002, we sold our entire equity interest in our wholly owned subsidiary, TenFold Systems UK Limited, to the management of that subsidiary. We have previously distributed and supported our products in the United Kingdom through TenFold Systems UK Limited. Under the terms of this transaction, TenFold Systems UK Limited will continue to distribute TenFold products in the United Kingdom and provide local support to its customers. We are providing support for the Universal Application to TenFold Systems UK Limited and are sharing with TenFold Systems UK Limited revenues from existing and future TenFold Systems UK Limited customers. With the sale of our UK subsidiary, we eliminated significant recurring costs.

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

             See “Factors that May Affect Future Results and Market Price of Stock” for more information about risks facing TenFold.

Disclosure about Contractual Obligations and Commercial Commitments

             The following table sets forth certain contractual obligations recorded in the condensed consolidated financial statements and summary information is presented in the following table (in thousands):

	As of March 31, 2003

Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Capital Lease Obligations	$99	—	—	—	$99
Real Estate Operating Leases	1,545	1,918	179	—	3,642

Total Contractual Cash Obligations	$1,644	$1,918	$179	$—	$3,741

             Real Estate Lease Obligations

             The real estate operating leases above include $1.7 million of restructured real estate lease obligations which have not been reduced by sublease income of $827,000 due from sublease tenants. In the Condensed Consolidated Balance Sheet at March 31, 2003, these obligations are included in accrued liabilities, net of the related sublease income. At March 31, 2003, we were in default under these leases for late payment of lease payments. The landlords have demanded past due payments totaling approximately $200,000. We are attempting to negotiate early terminations of these leases.

             In addition to the Contractual Obligations shown in the table above, we have the following other commitments:

             Standby Letters of Credit

             We had a stand-by letter of credit for $66,000, used to secure a lease on office space in Dallas, Texas, that decreased according to its original terms to $33,000 on January 1, 2003, and which will terminate by December 31, 2003. This letter of credit was drawn down by the landlord by approximately $30,000 during April 2003; and as a result we may need replenish the amount drawn.

             Guarantees

             As of March 31, 2003, we had two remaining contracts subject to guarantees. We have received cash payments under one contract totaling $9.5 million through March 31, 2003 that are subject to potential refund under the related guarantee. During the year ended December 31, 2002, we converted the remaining work under the other contract to a time-and-materials arrangement, and reduced the guarantee from over $5 million to $1.5 million. We also revised the terms of this contract’s guarantee such that the $1.5 million guarantee will expire upon the earlier to occur of successful completion of certain acceptance tests, the customer implementing the application in production, or December 31, 2003. We have currently maintained a related deferred revenue balance of $1.5 million at March 31, 2003, which is included in our consolidated deferred revenue balance at March 31, 2003 in the accompanying Condensed Consolidated Balance Sheet.

                We believe that the application and required deliveries under the contracts will comply with the contractual terms of our customer agreements; however, these guarantees represent a risk to us.

Recent Accounting Pronouncements

             In June 2001, the FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We adopted the provisions of SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on our results of operations and financial position.

             In May 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 makes technical corrections to some existing pronouncements. We adopted the provisions related to the rescission of Statements 4 and 64 on January 1, 2003, and for all transactions entered into beginning May 15, 2002 adopted the provision related to the amendment of Statement 13. The adoption of SFAS No. 145 did not have a material impact on our results of operations and financial position.

             In July 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. We adopted the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our results of operations and financial position.

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

             In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 did not have a material impact on our results of operations and financial position.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The adoption of Interpretation No. 46 did not have a material impact on our results of operations and financial position.

             In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. We are currently evaluating the effect that the adoption of SFAS No. 149 will have on our results of operations and financial position.

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

If we file for bankruptcy protection, either voluntarily or involuntarily, or sell all or substantially all our assets, it is unlikely that our existing stockholders would receive any value for their stock

             We are overdue in paying some creditors, including landlords of our unoccupied office leases. We are in active discussions to reduce or eliminate these liabilities. If we are unsuccessful in maintaining sufficient cash flow, or in certain circumstances as a result of actions that could be taken by a group of unsecured creditors, we might be forced to into the bankruptcy process. If we become a debtor in bankruptcy for these or any other reasons, it is unlikely that our existing stockholders would receive any value for their stock.

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

We are substantially dependent on a small number of large customers, including our primary customer, Allstate, and the loss of one or more of these customers may cause revenues and cash flow to decline

             We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of large customers. For the three months ended March 31, 2003, Allstate accounted for 63 percent of our total revenues, and JP Morgan Chase accounted for 13 percent. If Allstate or JP Morgan Chase significantly reduces the amount of business it conducts with us, our business, results of operations, financial position and liquidity could be materially and adversely affected. The loss of any of our large customers, without their replacement by new large customers, could have an adverse effect on our revenues and cash flow. We have lost some customers during the last several years. In the future, revenues from a single customer or a few large customers may constitute a significant portion of our total revenues and cash inflows in a particular quarter. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not purchase licenses or services from us in a subsequent year. In addition, if a customer is involved in a corporate reorganization or business combination, that fact may delay a decision to hire us or cause the customer to choose not to purchase licenses or services in a given year. Replacing the loss of a large customer is unpredictable, as we have not signed a significant contract with a new customer in over a year. Fifty-six percent of our 2001 revenues were derived from three customers; the largest of the three customers in 2001 did not produce significant revenue or cash flow during 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally for more information concerning our customers and revenues.

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

We are involved in litigation and disputes and may in the future be involved in further litigation or disputes that may be costly and time-consuming, and if we suffer adverse judgments, our operating results could suffer

             We are currently involved in litigation with a former customer and in a class action suit against more than 300 issuers involving the underwriters of those issuer’s initial public offerings. We may in the future face other litigation or disputes with customers, employees, business partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity. See Note 9 to the financial statements for more information.

Our settlements with Perot Systems and Cedars-Sinai require that if we do not meet certain obligations their claims may be re-instated or re-asserted, and if this were to happen and we suffer adverse judgments, our operating results could suffer

             Although we have settled our disputes with Perot Systems and Cedars-Sinai, our settlements require that we perform and meet certain obligations. If we are unable to or do not perform or meet these obligations, Perot Systems and Cedars-Sinai may re-instate or re-assert their respective claims against us. If either Perot Systems or Cedars-Sinai were to re-instate or re-assert their respective claims, an unfavorable outcome of the matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

Our historical quarterly operating results have varied significantly and our future operating results could vary

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

International political and economic uncertainty could have an adverse impact on our business and on our operating results

             Revenues from customers outside of North America were approximately 21 and 34 percent of total revenues for the three months ended March 31, 2003 and 2002, respectively. The international political and economic uncertainty caused by the ongoing war on terrorism may adversely impact our ability to continue existing relationships with our foreign customers and to develop new business abroad.

             Furthermore, Argentina’s default on its debt and the political and economic upheaval resulting from that country’s recession may adversely impact our ability to continue our relationship with, or even collect amounts due from, our customer in Argentina.

No corporate actions requiring stockholder approval can take place without the approval of our controlling stockholders

             The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 58 percent of our outstanding common stock. Jeffrey L. Walker, Chairman, Executive Vice President and Chief Technology Officer, and the Walker Children’s Trust, in the aggregate, currently beneficially own approximately 44 percent of our outstanding common stock. Mr. Walker, acting with others, would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

             Interest Rate Risk

             As of March 31, 2003, we had cash and cash equivalents of $4.3 million, and restricted cash of $106,000. Substantially all of the cash equivalents consist of highly liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the March 31, 2003 rates would cause the fair value of these cash investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and institutions, and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instruments. TenFold does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

             Currency Risk

             Our operations include some transactions with customers and partners in the United Kingdom. Some of these transactions are denominated in British pounds. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of receivables or payables denominated in British pounds decreases. When the U.S. dollar weakens against the British pound, the value of receivables or payables denominated in British pounds increases. The monetary activities which are impacted by foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the March 31, 2003 rate would cause the fair value of such monetary assets and liabilities denominated in British pounds to change by approximately $57,000. We are not currently engaged in any foreign currency hedging activities.

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

PART II.             OTHER INFORMATION

Item 1.      Legal Proceedings

             See Part I, Item 1, Note 9 of Notes to Condensed Consolidated Financial Statements for a description of legal proceedings.

Item 2.      Changes in Securities and Use of Proceeds

             On February 5, 2003, we sold 3,888,889 shares of unregistered common stock to Robert W. Felton, a long-time member of our Board of Directors, for a total purchase price of $700,000.

             On February 26, 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital agreed to purchase in cash, on each trading day during the term of the agreement, $12,500 of our common stock up to an aggregate, under certain conditions, of $10 million. We issued 632,911 shares to Fusion Capital as part of its commitment fee, and up to 316,456 additional shares were issuable to Fusion Capital in the future as part of its commitment fee. As a condition to Fusion Capital’s obligation to make purchases under the Purchase Agreement, the Common Stock to be offered and sold to Fusion Capital had to be registered in an effective registration statement with the Securities and Exchange Commission. Once the registration statement became effective, we could make draws under the equity line, and could elect to draw up to $250,000 per month so long as our stock price exceeded $0.25 (below which we may not make draws). Our stock recently traded below $0.25 per share and we did not file the registration statement. On February 29, 2003, we reached an agreement with Fusion Capital to terminate the common stock purchase agreement. TenFold paid Fusion Capital a termination fee of $75,000 and cancelled all 632,911 commitment shares.

Item 3.      Defaults Upon Senior Securities

             TenFold was previously in default to its two major equipment lessors for late payment of lease payments. TenFold had leases payable to these lessors totaling approximately $2.9 million. During February 2003, TenFold executed agreements with these lessors to buy out and fully retire their equipment lease debt at a substantial discount, and return substantially all the related equipment.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description

4.5**	Termination Agreement between TenFold and Fusion Capital Fund II, LLC dated as of February 26, 2003.
10.27**	Stock Issuance Agreement and Release, dated as of February 5, 2003, between TenFold and the Robert W. Felton Trust.
10.28	Amendment No. 3 to Employment Agreement between TenFold and Nancy M. Harvey.
11*	Computation of Shares used in Computing Basic and Diluted Net Income (Loss) Per Share.
99.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *   Incorporated by reference to “Notes to Condensed Consolidated Financial Statements” herein
     ** Filed as exhibit bearing same number to Form 10-K for the year ended December 31, 2002

(b)	Reports on Form 8-K

             On February 18, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing that it had dismissed its independent accountants KPMG LLP and engaged the services of Tanner + Co. as the company’s new independent accountants for its last fiscal year ended December 31, 2002 and its current fiscal year ending December 31, 2003.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENFOLD CORPORATION

/s/ NANCY M. HARVEY

Nancy M. Harvey President, Chief Executive Officer, and Chief Financial Officer May 13, 2003

CERTIFICATIONS

I, Nancy M. Harvey, certify that:

             1.I have reviewed this quarterly report on Form 10-Q of TenFold Corporation;

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

/s/ NANCY M. HARVEY

Nancy M. Harvey President, Chief Executive Officer, and Chief Financial Officer May 13, 2003