Form 10-Q
period 2003-06-30
TENFOLD CORP /UT
filed 2003-08-13
CIK 1051118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

          As of June 30, 2003, there were 40,869,859 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. Our future prospects are difficult to evaluate. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include: ability to generate sufficient cash flow or secure additional sources of financing; the ability to generate future customer revenue; if we file for bankruptcy protection or sell all or substantially all of our assets it is unlikely that existing shareholders would receive any value for their shares; our errors and omissions insurance coverage may not cover contractual disputes; defects or other limitations in our software; complaints filed by customers, shareholders, or other third parties and other litigation or disputes; inability or failure to meet certain contractual obligations; variability of quarterly operating results; ability to adequately anticipate employee and resource utilization rates; lengthy and variable sales cycles; dependence on a small number of customers; revenues have historically come from a small number of vertical industries; ability to license the Universal Application and other software products; attraction, training, and retention of employees and key management; protection of intellectual property; international political and economic uncertainty; a majority of our stock is owned by a few persons; and other competitive factors. Such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by TenFold Corporation with the Securities and Exchange Commission, including but not limited to, the most recent reports on Forms 10-Q and 10-K. Some of these factors are described in this Form 10-Q under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Market Price of Stock.”

PART I.          FINANCIAL INFORMATION
Item 1.            Condensed Consolidated Financial Statements

TENFOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$4,018	$3,838
Accounts receivable, (net of allowances for doubtful accounts of $296 and $296, respectively)	1,091	1,370
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $0, respectively)	46	31
Prepaid expenses and other assets	417	278
Income taxes receivable	—	17
Other assets, (net of allowances of $158 and $158, respectively)	2,011	2,120

Total current assets	7,583	7,654
Restricted cash	73	138
Property and equipment, net	1,049	1,467
Other assets	—	25

Total assets	$8,705	$9,284

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,666	$937
Income taxes payable	1,728	1,743
Accrued liabilities	6,669	6,436
Deferred revenue	8,615	20,328
Current installments of obligations under capital leases	68	3,012
Other current liabilities	2,000	2,028

Total current liabilities	20,746	34,484

Long-term liabilities:
Other long-term liabilities	—	25

Total long-term liabilities	—	25

Contingencies (Note 9)
Stockholders’ deficit:
Common stock, $0.001 par value:
Authorized: 120,000,000 shares
Issued and outstanding shares: 40,869,859 shares at June 30, 2003 and 37,382,080 shares at December 31, 2002	41	37
Additional paid-in capital	66,753	65,953
Deferred compensation	(62)	(89)
Accumulated deficit	(78,773)	(91,126)

Total stockholders’ deficit	(12,041)	(25,225)

Total liabilities and stockholders’ deficit	$8,705	$9,284

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
License	$42	$46	$45	$150
Subscription	4,379	3,509	10,431	6,112
Services and other	5,120	2,695	8,433	5,563

Total revenues	9,541	6,250	18,909	11,825

Operating expenses:
Cost of revenues	2,240	3,869	4,515	7,612
Sales and marketing	265	607	490	1,133
Research and development	982	1,381	1,897	3,276
General and administrative	773	2,007	2,014	4,880
Special charges	—	562	—	586

Total operating expenses	4,260	8,426	8,916	17,487

Income (loss) from operations	5,281	(2,176)	9,993	(5,662)

Other income (expense):
Interest income	15	71	29	163
Interest expense	(153)	(158)	(156)	(386)
Other income	220	35	298	107
Gain on retirement of debt	—	—	2,206	—
Gain (loss) on sale of subsidiaries	—	(120)	—	(120)

Total other income (loss), net	82	(172)	2,377	(236)

Income (loss) before income taxes	5,363	(2,348)	12,370	(5,898)
Provision (benefit) for income taxes	5	7	17	(501)

Net income (loss)	$5,358	$(2,355)	$12,353	$(5,397)

Basic earnings (loss) per common share	$0.13	$(0.06)	$0.31	$(0.15)

Diluted earnings (loss) per common share	$0.11	$(0.06)	$0.28	$(0.15)

Weighted average common and common equivalent shares used to calculate earnings (loss) per share:
Basic	40,772	37,305	40,080	37,154

Diluted	47,707	37,305	44,823	37,154

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$12,353	$(5,397)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	476	1,501
Impaired assets charge	—	24
Provision for bad debts	—	(125)
Amortization of deferred compensation	48	102
Gain on retirement of debt	(2,206)	—
Gain on sale of assets	(108)	—
Loss on sale of subsidiaries	—	120
Changes in operating assets and liabilities:
Accounts receivable	279	76
Unbilled accounts receivable	(15)	(17)
Prepaid expenses and other assets	(124)	(6,257)
Income taxes receivable	17	—
Accounts payable	729	402
Income taxes payable	(15)	(502)
Accrued liabilities	233	(4,561)
Deferred revenues	(11,713)	1,502
Other liabilities	(53)	4,542

Net cash used in operating activities	(99)	(8,590)

Cash flows from investing activities:
Proceeds from sale of property and equipment	132	2,382
Additions to property and equipment	(82)	(492)
(Additions) decreases to restricted cash	65	4,106

Net cash provided by investing activities	115	5,996

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	—	11
Proceeds from common stock issuance	666	251
Exercise of common stock options	117	13
Repurchase of common stock	—	(119)
Principal payments on notes payable	—	(2,907)
Payments of notes receivable from stockholders	—	154
Principal payments on obligations under capital leases	(619)	(1,149)

Net cash used in financing activities	164	(3,746)

Effect of exchange rate changes	—	(474)

Net (decrease) increase in cash and cash equivalents	180	(6,814)
Cash and cash equivalents at beginning of period	3,838	10,969

Cash and cash equivalents at end of period	$4,018	$4,155

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$26	$21
Cash paid for interest	$4	$352

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        Basis of Presentation

          The accompanying unaudited Condensed Consolidated Financial Statements included herein have been prepared by TenFold Corporation (“TenFold”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the prior periods’ financial statements to conform to the current period’s presentation. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2003.

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

          TenFold’s financial statements have been prepared under the assumption that TenFold will continue as a going concern. During 2001 and 2002, TenFold experienced significant challenges as it transitioned from a vertical applications business to an applications platform company and continues to experience a difficult sales environment. The general downturn in the economy has caused a continuing deterioration of demand for IT services and for application software across many industries. It is uncertain when market demand will fully recover.

          In order to strengthen its financial foundation, TenFold restructured its operations through work force reductions, terminating leases or subleasing facilities, negotiating significantly discounted debt retirements, and other operational cost-saving measures. TenFold made significant progress reducing operating cash outflows during 2001, 2002 and continuing into 2003. For the six months ended June 30, 2003, TenFold’s change in cash was $180,000 compared to $(6.8) million for the same period of the prior year. Factors contributing to this in 2003 include:

•

During February 2003, TenFold executed agreements with its two major equipment lessors to buy out and fully retire their equipment lease debt at a substantial discount, and return substantially all the related equipment.

•	During February 2003, TenFold sold 3,888,889 shares of common stock to a member of its Board of Directors for a total purchase price of $700,000.

          Although TenFold believes it has made good progress towards strengthening its financial foundation, substantial challenges and risks remain:

•

The independent auditors’ report on TenFold’s December 31, 2002 financial statements, included an explanatory paragraph relating to their substantial doubt as to TenFold’s ability to continue as a going concern.

•

TenFold is substantially dependent on a small number of large customers for most of its cash inflows. One of those customers, Allstate Corporation, completed its current use of TenFold’s time- and-materials consulting services on June 30, 2003 around their application, Interlink, which has been in production since April 2001. TenFold continues to provide training and support services to Allstate, but does not expect further significant cash inflows from additional time-and-materials consulting during the remainder of 2003.
•	TenFold continues to face a challenging sales environment, and it is unclear when TenFold can expect to achieve significant sales to new customers.
•	TenFold may need to raise additional capital in the near term, and it is unclear if additional sources of financing will be available upon acceptable terms.
•	TenFold is overdue in paying some creditors who could take actions against TenFold.
•

TenFold continues to have one outstanding former customer litigation matter with  SkyTel Communications, Inc. TenFold expects that this will be resolved without significant cost to TenFold, however the resolution of this matter has been delayed by the bankruptcy of SkyTel and its parent company, WorldCom. See Note 9 for more information.

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

3.       Earnings (Loss) Per Share

          The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Numerator:
Numerator for basic earnings (loss) per share – net income (loss) available to common stockholders	$5,358	$(2,355)	$12,353	$(5,397)

Numerator for diluted earnings (loss) per share	$5,358	$(2,355)	$12,353	$(5,397)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	40,772	37,305	40,080	37,154

Employee stock options	6,935	—	4,743	—

Denominator for diluted earnings (loss) per share	47,707	37,305	44,823	37,154

Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.13	$(0.06)	$0.31	$(0.15)

Diluted earnings (loss) per common share	$0.11	$(0.06)	$0.28	$(0.15)

          Employee stock options of 3,417,025 and 3,822,775 outstanding during the three and six months ended June 30, 2003, respectively, that have a weighted average exercise price of $6.37 and $5.78 per share, respectively, and that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods. Employee stock options of 13,161,341 outstanding during the three and six months ended June 30, 2002, that have a weighted average exercise price of $3.45, and that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods.

4.       Restricted Cash

          Restricted cash at June 30, 2003 relates to $73,000 held to support various accounts payable activities.

5.       Comprehensive Income (Loss)

          Comprehensive loss for the three and six months ended June 30, 2003 and 2002, ignoring the insignificant impact of taxes on foreign currency translation, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss)	$5,358	$(2,355)	$12,353	$(5,397)
Foreign currency translation	—	(32)	—	125

Comprehensive income (loss)	$5,358	$(2,387)	$12,353	$(5,272)

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

          Had compensation expense for TenFold’s stock option plan and the employee stock purchase plan been determined based on the fair value at the grant date for awards or purchase rights under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock Based Compensation, TenFold’s net income (loss) for the three and six months ended June 30, 2003 and 2002 would have been as follows (in thousands except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss) applicable to common stock – as reported	$5,358	$(2,355)	$12,353	$(5,397)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	23	38	48	102
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(951)	(2,511)	(2,143)	(5,082)

Net income (loss) applicable to common stock – pro forma	$4,430	$(4,828)	$10,258	$(10,377)

Earnings (loss) per common share – as reported
Basic	$0.13	$(0.06)	$0.31	$(0.15)

Diluted	$0.11	$(0.06)	$0.28	$(0.15)

Earnings (loss) per common share – pro forma
Basic	$0.11	$(0.13)	$0.26	$(0.28)

Diluted	$0.09	$(0.13)	$0.23	$(0.28)

          The effect of SFAS 123 on pro forma net income (loss) and net income (loss) per share for the three and six months ended June 30, 2003 and 2002 may not be representative of the effects on pro forma results in future years.

7.       Income Taxes

          The provisions for income taxes for the three and six months ended June 30, 2003 relate primarily to foreign taxes and reversing a portion of our valuation allowance attributable to the current operating income. The provision for income taxes for the three months ended June 30, 2002 relates primarily to foreign taxes. The benefit for income taxes for the six months ended June 30, 2002 relates primarily to reversing accrued Federal alternative minimum taxes from 2001 due to tax legislation enacted in 2002.

          The valuation allowance as of June 30, 2003 was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of deferred tax assets.

8.       Commitments

          TenFold has commitments under long-term operating leases for office space. Future minimum lease payments under non-cancelable operating lease obligations, in excess of one year and excluding obligations accrued as part of restructurings, at June 30, 2003 are as follows (in thousands):

Year	Amount

Q3-4 2003	$264
2004	400
2005	411
2006	422
2007	286
Thereafter	—

Total minimum lease commitments	$1,783

          Operating lease commitments for properties that have been restructured are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet at June 30, 2003. See Note 10 for more information.

          TenFold previously had significant capital lease obligations from equipment leases it had entered into in prior years. During the three months ended March 31, 2003, TenFold executed agreements with its two major equipment lessors to buy out and fully retire their equipment lease debt at a substantial discount, and return substantially all the related equipment. TenFold has recognized the difference between the amount paid to retire these lease obligations and the carrying amount of the lease obligations as a gain on retirement of debt of approximately $2.2 million in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2003.

9.       Legal Proceedings and Contingencies

          Customer Dispute

          SkyTel

          In March 2001, SkyTel Communications, Inc. (“SkyTel”) orally informed TenFold of its intent to terminate the Master Software License and Services Agreement between SkyTel and TenFold (the “SkyTel Agreement”). On May 15, 2001, SkyTel sent TenFold a letter purporting to terminate the SkyTel Agreement based on TenFold’s alleged material breach of the SkyTel Agreement. SkyTel’s letter also demands a refund of approximately $11 million paid by SkyTel. On September 24, 2001, SkyTel filed a complaint against TenFold in the First Circuit Court of the First Judicial District of Hinds County, Mississippi. The case was subsequently removed to U.S. District Court for the Southern District of Mississippi. SkyTel seeks monetary damages of at least $17.5 million, plus other damages it may prove at trial, together with pre- and post-judgment interest, attorneys’ fees and expenses and costs. On November 13, 2001, TenFold filed an answer denying the material allegations of the complaint. TenFold also filed a counterclaim for unpaid fees and SkyTel’s disclosure of confidential information. TenFold’s counterclaim seeks damages of at least $7 million and punitive damages of at least $10 million. The total contract value involved in this customer dispute is approximately $17.6 million, of which $11.4 million has been received by TenFold to date. During the three and six months ended June 30, 2003 and 2002, TenFold recognized no revenue from the SkyTel Agreement.

          The parties stayed discovery and attempted negotiations to settle the dispute. However, resolution has been impeded by the bankruptcy filing of SkyTel and its parent company, WorldCom, Inc. On July 14, 2003, the Court entered an order dismissing the case without prejudice based on incorrect information, which TenFold immediately clarified for the Court. The Court has not vacated its order of dismissal, but retains jurisdiction to vacate the order and reopen the action upon motion of the parties. TenFold believes that its supplemental extended reporting period insurance policy covers some of the damages that may arise in the dispute. TenFold’s insurance carrier has authorized a settlement offer that has been communicated to SkyTel. TenFold has recorded an other current liability to SkyTel for the offer, and an other current asset in the same amount for the receivable from the insurance carrier, in the accompanying balance sheet. Although, if the offer is accepted, the payment from the insurance carrier would be made directly from the insurance carrier to SkyTel and none of the funds would flow through TenFold. An unfavorable outcome in the matter may have a material adverse impact on TenFold’s business, results of operations, financial position, or liquidity.

          As a result of the SkyTel matter noted above, TenFold has provided an allowance for doubtful accounts of $296,000 related to billed accounts receivable, as of June 30, 2003.

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

Stockholder Matters

          On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of its officers and directors, and certain underwriters of TenFold’s initial public offering. An amended complaint was filed on April 24, 2002. TenFold and its officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1933 and Section 10(b) of the Securities Exchange Act 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including TenFold. On June 27, 2003, TenFold’s Board of Directors ratified its committee’s conditional approval of a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of TenFold and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. TenFold would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims TenFold may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by TenFold’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of TenFold’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation. However, due to the inherent uncertainties of litigation, TenFold cannot accurately predict the ultimate outcome of the litigation. If there is an unfavorable outcome, there may be a material adverse impact on TenFold’s business, results of operations, financial position, or liquidity.

Indemnifications and Warranties

          As permitted under Delaware law, and as provided in agreements with its officers and Directors, TenFold has indemnified officers and Directors for certain claims asserted against them in connection with their service as an officer or Director of TenFold. The maximum potential amount of future payments that TenFold could be required to make under these indemnification provisions is unlimited. However, TenFold has purchased Directors’ and Officers’ insurance policies that reduce its monetary exposure and enable it to recover a portion of any future amounts paid. As a result of this insurance coverage, TenFold believes the estimated fair value of these indemnification agreements is not material.

          TenFold’s agreements with customers generally require TenFold to indemnify the customer against claims that TenFold’s software infringes third party patent, copyright, or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including a right to replace an infringing product or cancel the software license and return the fees paid by the customer. To date, TenFold has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements, and no such claims were outstanding at June 30, 2003. As a result, TenFold has not recorded a liability for infringement costs as of June 30, 2003.

          TenFold’s agreements with customers also generally provide a warranty that for so long as the customer is paying for support services, TenFold’s software will materially conform to the related documentation, and that TenFold’s software has been developed in a workmanlike manner. To date, TenFold has not incurred significant warranty costs. As a result, TenFold has not recorded a liability for warranty costs as of June 30, 2003.

10.       Special Charges

          TenFold incurred no special charges during the three and six months ended June 30, 2003. Special charges for the three months ended June 30, 2002 include restructuring charge adjustments of $562,000. In addition to these adjustments, special charges for the six months ended June 30, 2002 include a $24,000 asset impairment charge.

          First Half 2002 Asset Impairment Charge. During the six months ended June 30, 2002, TenFold identified $24,000 of fixed assets that had no future value to TenFold and are no longer in active use, and accordingly recorded an asset impairment charge of $24,000 for the six months ended June 30, 2002.

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

          Restructuring reserves are included in accounts payable and accrued liabilities at June 30, 2003. Detail of the restructuring charges as of and for the six months ended June 30, 2003 are summarized below (in thousands):

	Balance at December 31, 2002	New Charges	Adjustments	Utilized	Balance at June 30, 2003

Restructuring Charges:
Facilities related	$1,565	—	—	(48)	$1,517

	$1,565	$—	$—	$(48)	$1,517

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

          Revenues from customers outside of North America were approximately 28 percent of total revenues for the three months ended June 30, 2003 as compared to 18 percent of total revenues for the same period in 2002. For the six months ended June 30, 2003, revenues from operations outside of North America were approximately 24 percent as compared to 25 percent of total revenues for the same period in 2002. TenFold’s long-lived assets are deployed in the United States.

          Three customers accounted for 50 percent, 22 percent, and 20 percent of TenFold’s total revenues for the three months ended June 30, 2003, compared to one customer accounting for 67 percent of TenFold’s total revenues for the same period in 2002. For the six months ended June 30, 2003, three customers accounted for 57 percent, 17 percent, and 16 percent of TenFold’s total revenues, compared to two customers accounting for 61 percent, and 13 percent of TenFold’s total revenues for the same period in 2002. No other single customer accounted for more than 10 percent of TenFold’s total revenues for the three or six months ended June 30, 2003 or the same periods in 2002. TenFold continues to provide training and support services to the customer accounting for 50% of TenFold’s total revenues for the three months ended June 30, 2003, but this customer is not expected to account for a significant percentage of ongoing revenues since the subscription period for the customer’s prior contract has concluded along with it’s purchase of  time-and-materials consulting services for application implementation.

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

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance may have been accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances). The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This Statement is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 was adopted in the quarter ended June 30, 2003 and did not have a material impact on TenFold’s results of operations or financial position.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

          TenFold is the provider of the Universal Application™ technology, a software applications platform that reduces enterprise application development, deployment, and maintenance timeframes and costs. The Universal Application automates most of what applications programmers typically do, and enables small teams of business people and IT professionals to design, build, test, deploy, and maintain complex, transaction-intensive applications, with significantly reduced demand on scarce IT resources as compared to other applications development approaches. Using a small team of business people supplemented with IT professionals for rapid applications development is a radical change from the industry standard approach that relies on large teams of IT professionals who expend significant person years of effort to design, program, test, change, and deploy enterprise applications. Customers get high-quality, complex enterprise applications into production faster and at significantly lower cost with the Universal Application than with other applications development technologies.

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

1.

Speed. The Universal Application platform lets a small team of business people and IT professionals build and enhance high-quality, high-performance, powerful applications very quickly. Other applications development technologies also let you build and enhance applications, but most require large teams of programmers, take longer, and are risky for more-complex applications. The high failure rate of most complex applications development projects suggests that other applications development technologies often lead to project cost and schedule overruns, applications quality problems, and sometimes project cancellations.

2.

Quality. The Universal Application platform renders an application from its definition. No one writes code nor tests code in the building of an application. Thus, it is unlikely for there to be defects in an application, just as it is unlikely for there to be defects in a spreadsheet. A spreadsheet or Universal Application-powered system always works – just as you described for it to work; it may not do what you want but it does do what your description says for it to do. Universal Application-powered systems are much higher quality than most other applications.

3.

Power. The Universal Application rendering engine contains thousands of features that make any Universal Application-powered system much more functionally-rich than the same application that a programmer-staffed applications development team could pragmatically afford to build. Universal Application-powered systems have thousands of clever, powerful features that are unavailable in most other applications.

          TenFold’s business model focuses on providing the Universal Application, and our assistance through time-and-materials consulting and training, to customers who use their own business teams and our services partners to build and maintain applications.

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

          During 2002, we continued disciplined execution of our business turnaround and built the business and marketing foundation for our emergence as a growth technology company by continuing to meet customer expectations and establishing new Universal Application sales and marketing channels. We made substantial improvements in our business positioning and operations as part of a comprehensive turnaround effort. We significantly reduced quarterly cash outflows with the goal of providing a cash flow positive basis for continuing operations by: renegotiating several major property leases thereby reducing immediate cash obligations and reducing our long-term obligations by over $51 million in the aggregate; retiring our entire bank debt by making payment of a substantially reduced amount; and, continuing operational restructuring to better align capacity with current cash flow. We continued to settle legacy litigation matters, bringing to a total of ten the number of disputes related to our interim business model that were satisfactorily settled without any admission of fault or payment by us except for the self-insurance retentions; entered into an agreement to settle a shareholder lawsuit that subsequently settled in 2003; and, concluded a settlement with the Securities and Exchange Commission without paying any fine or civil penalty or needing to restate our financial statements.

          During 2002, we continued to reach important milestones with key customers. We provided Universal Application technology and supporting services to 21 customers, 16 of whom have Universal Application–powered applications in production. Since we began operation in 1993, we have provided licenses, and applications development, support and training services to over 50 customers in financial services, insurance, healthcare, and other vertical markets. Many of our customers are leaders in these markets.

          We made progress in establishing strategic distribution alliances and value added resellers (“VAR”) relationships that we believe will accelerate and broaden market distribution of Universal Application for us at a significantly lower cost and greater speed than we could achieve on our own. During 2002, we entered into distribution relationships including :

•	a strategic alliance with a global systems integrator, Sapient Corporation;
•	a strategic alliance with Perot Systems Corporation, focused around accelerated penetration of the healthcare industry; and, with
•	YouDevise Limited (formerly TenFold Systems UK Limited), which will distribute TenFold products and provide services to UK customers.

          During 2002, we began to enter into VAR relationships around Universal Application-powered applications. Under these VAR relationships:

•	3Genesis will resell a Universal Application-powered customer management, billing, and financial management application in the communications industry worldwide;
•

PCX Systems, LLC (“PCX Systems”), a subsidiary of Cedars-Sinai Medical Center, will resell Universal Application in connection with the sale of the Patient Care Expert application in the hospital and healthcare provider market globally;

•	Redi2 Corporation will resell TenFold Revenue Manager to investment managers;
•

Vertex, a UK-based utility sector customer management and billing company will resell the utility and telecommunications industries focused customer management and billing application, Generic Billing System (GBS), to their customers and others in the utility and telecommunications industries. In late 2002, Vertex completed its first sale of GBS to a large water company in the UK.

          As a consequence of these and other steps, our business performance during 2002 continued to improve as reflected in several key financial metrics, including that quarterly operating and net losses were changed from losses to profits for the fourth quarter of 2002 and we generated cash from operations in the fourth quarter of 2002.

Year-to-Date 2003 Highlights

          In 2003, we continue to complete key steps of our business turnaround. In February 2003, we reached agreement with our two major equipment leasing vendors to buy out and retire their remaining equipment leasing debt of approximately $2.9 million at a substantial discount. We have no further material equipment leases and no further bank debt.

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

          Companies using Universal Application-powered applications in production today include, among others, Abbey National Bank, Allstate Insurance, Barclays Global Investors, Cedars-Sinai Medical Center, Deutsche Bank, Dresdner Bank, Franklin Templeton, iplan networks, JP Morgan Chase, MedCath, and Trinity. One customer has two separate Universal Application-powered applications in production. Specific customer updates include:

•

Allstate, a customer since September 1999, was TenFold’s first customer to take advantage of TenFold’s current business model and to use Universal Application to build its own application. Allstate continues to rollout its Universal Application-powered internet-enabled policy rating application to more states and lines of business. This application, which has been in production since April 2001, currently does more than 175,000 transactions weekly for multiple lines of business in many states. On June 30, 2003, Allstate completed its current use of our time-and-materials consulting services. We expect to continue to provide training and support services to Allstate, but do not expect significant further cash inflows from related time-and-materials services in 2003. The subscription period for the prior Allstate contract concluded during the quarter ended June 30, 2003. We do not expect to recognize significant revenues from Allstate in the remaining quarters of 2003. In July 2002, we notified Allstate of certain breaches by Allstate of our Agreement, as amended. We continue to work with Allstate to resolve these matters.

•

We continue to assist JP Morgan Chase, under a time-and-materials agreement, as it rolls the global securities lending application, Securities Lending Express, into production and decommissions multiple legacy systems.

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

•

As part of our continuing relationships with the global systems integrator Sapient, and with our UK reseller, YouDevise Limited (formerly TenFold Systems UK Limited), we provide expertise and consulting services to support Sapient’s GBS implementation project for Vertex.

•	We continue to work with Perot Health Systems to support them as they provide Applications support to Cedars-Sinai Medical Center for the PCX application.

          We have continued to build sales and marketing to support our emergence as a growth technology company through three complementary sales and marketing related initiatives.

•

First, we are using alliance relationships with VARs, systems integrators and software distributors in the U.S. and international markets to broaden and accelerate our distribution. We have an agreement with Sapient to provide significant services to support their implementation of GBS for Vertex’s first GBS customer. We are delivering these services in part by working with our UK Reseller, YouDevise Limited (formerly TenFold Systems UK Limited).

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

•

Third, we are making steady headway in advancing our major project, code named Tsunami, announced in Q4 2002. During 2002, we launched Tsunami to entirely redesign and rewrite all customer facing parts of our Universal Application technology. The goal of the Tsunami project is to make a single user version of our patented Universal Application technology ubiquitously available from our web site and to enhance the usability of the Universal Application so that a business person or an IT person with limited applications development experience can obtain and use Tsunami to build, without substantial training or support, a complex, sophisticated application. During Q1, we met our goal of releasing the Tsunami demonstration and we have conducted numerous demonstrations of Tsunami to audiences in many different cities. During Q2, we met our goal of releasing beta copies of Tsunami for further testing. We continue our beta rollout and have begun to ship beta copies to testers outside of TenFold.

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

          Consequently, we are focusing our business toward providing the Universal Application, and our assistance through time-and-materials consulting and training, to customers who use their own business teams, and our services partners, to build their own applications.

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

          The Universal Application is composed of components for developing, executing, integrating, and configuring applications.

          Developing an Application. ApplicationXpress provides a sophisticated user interface that lets applications developers describe an application without traditional programming activities. Business people or other applications developers describe the database that the application manages, transactions that business end-users use to do each end-user activity, and rules that control transaction behavior. ApplicationXpress includes an application, named TenFold Librarian, itself a Universal Application-powered system, that applications developers use to describe their application. TenFold AutoTest uses patented techniques to simplify and automate functional, performance, scalability and regression testing. TenFold Reporter and TenFoldAnalyzer let business people define their own reports and real-time data analysis. These applications development tools store the description of their applications objects in a relational database called TenFold Dictionary.

          Executing an Application. The Universal Application rendering engine runs the application, provides data and presentation services, and automatically executes rules. There are several components to the Universal Application rendering engine. Universal Application Server hosts the application, providing security, resource management, load balancing, and failover for outstanding scalability and availability. Universal Application Client manages client workstations and supports standard Internet browsers to provide data presentation services and user interface features. LogicXpress converts rules and procedural actions into portable, executable meta-language that it provides automatically to the correct computer within the applications network for execution. Universal Application Kernel provides standard RDBMS and other data access services, common routines, operating system independence, standard error handling, and other shared services. Each Universal Application rendering engine component is carefully layered to optimize application performance and scalability and to provide considerable, configurable configuration flexibility.

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

          Configuring an Application. The Universal Application supports leading relational databases, server operating systems, client operating systems, Web servers and browsers, and communications systems. The Universal Application is highly configurable so that it can distribute components of the Universal Application rendering engine across many computers to provide n-tier processing or run on a single computer. Configuration options let customers tune performance and scalability by configuring the Universal Application to match underlying hardware and software environment. The Universal Application design simplifies adding support for additional technologies to respond to customer needs and emerging new technology market changes.

          TenFold ComponentWare

          TenFold ComponentWare is a family of pre-written applications components that easily plug into the Universal Application to extend its functionality without programming. For example, PowerBilling provides a robust suite of billing transactions, engines, and features. PowerAccounting makes it easy to include accounting-system integration to application descriptions.

TenFold Services

          We offer basic and advanced applications development training; Universal Application maintenance training; assistance in building, implementing, and maintaining applications; and customer and technical support.

          Training

          We offer training so that customers can learn how to successfully build, implement, operate, maintain, and evolve their applications. TenFold University offers professional certification programs to applications developers, end-users, information technology professionals, and training professionals who need to understand the Universal Application, TenFold ComponentWare, the Universal Application integration tools, and TenFold applications products. Training programs include classroom instruction, detailed courseware, and on-site training. Under certain circumstances, we also provide Universal Application maintenance training, so that strategic customers and partners can learn about the internal workings of the Universal Application by working with TenFold’s Development department.

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

          Status quo

          TenFold’s largest competitor is “status quo.” Corporations continually wrestle with the issue of when to take on the challenge of building strategic new applications or attempting to retire and replace “legacy” applications. In recent years, most companies chose to invest large amounts of money to maintain legacy applications rather than replace them. Remaining with the status quo results in: continuously increasing costs as maintenance on top of maintenance gets harder; acceptance of barely adequate applications; limitations on lowering costs; limitations to embracing new technologies; and, difficulty in adding products or expanding markets. Status quo postpones the inevitable replacement of the application.

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

Results of Operations

          We had second quarter 2003 revenues of $9.5 million, operating income of $5.3 million, and net income of $5.4 million. This compares to revenues of $6.3 million, an operating loss of $2.2 million, and a net loss of $2.4 million for the same period of 2002.

          We had first half 2003 revenues of $18.9 million, operating income of $10.0 million, and net income of $12.4 million. This compares to revenues of $11.8 million, an operating loss of $5.7 million, and a net loss of $5.4 million for the same period of 2002.

          The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold’s statements of operations to total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
License	—	1%	—	1%
Subscription	46%	56%	55%	52%
Services and other	54%	43%	45%	47%

Total revenues	100%	100%	100%	100%
Operating expenses:
Cost of revenues	24%	62%	24%	64%
Sales and marketing	3%	10%	2%	10%
Research and development	10%	22%	10%	28%
General and administrative	8%	32%	11%	41%
Special charges	—	9%	—	5%

Total operating expenses	45%	135%	47%	148%

Income (loss) from operations	55%	(35% )	53%	(48% )
Total other income (expense), net	1%	(3% )	12%	(2% )

Income (loss) before income taxes	56%	(38% )	65%	(50% )
Provision (benefit) for income taxes	—	—	—	(4% )

Net income (loss)	56%	(38% )	65%	(46% )

          Revenues

          Total revenues increased $3.2 million, or 53 percent, to $9.5 million for the three months ended June 30, 2003, as compared to $6.3 million for the same period in 2002. For the six months ended June 30, 2003, total revenues increased $7.1 million, or 60 percent, to $18.9 million as compared to $11.8 million for the same period in 2002. The increase in total revenues is primarily due to a higher volume of subscription revenues and services during the three and six months ended June 30, 2003 as compared to the same periods in 2002.

          Subscription revenues increased $870,000, or 25 percent, to $4.4 million for the three months ended June 30, 2003, as compared to $3.5 million for the same period in 2002. For the six months ended June 30, 2003, subscription revenues increased $4.3 million, or 71 percent, to $10.4 million as compared to $6.1 million for the same period in 2002. Subscription revenues represent revenue from contracts that include a subscription to new product releases on a “when and if available” basis. For certain contracts, including a subscription to future software products when and if they become available, we recognize the fees for the software products ratably over the subscription term beginning with delivery of the first software product. For contracts that include a service element for which the fair value is undeterminable, and the contract includes a subscription to new product releases on a “when and if available basis,” we recognize the entire contract fee ratably over the subscription period as subscription revenue. The increase in subscription revenues during the three and six months ended June 30, 2003 as compared to the same periods in 2002 is due to higher amortization of deferred subscription revenue from the build-up of revenues from time–and–material services provided over time during the subscription period, and the sale of an additional subscription contract in the fourth quarter of 2002.

          During the three months ended June 30, 2003, our existing subscription contracts reached the end of their subscription periods, and we recognized the final remaining subscription revenue for these contracts. As a result, we do not expect to have further subscription revenue in the near term and we expect that total revenues in the near term are likely to decrease compared to the results for the three months ended June 30, 2003 and will vary depending upon the timing of recognition of deferred revenue amounts.

          Services and other revenues increased $2.4 million, or 90 percent, to $5.1 million for the three months ended June 30, 2003, as compared to $2.7 million for the same period in 2002. For the six months ended June 30, 2003, services and other revenues increased $2.8 million, or 52 percent, to $8.4 million as compared to $5.6 million for the same period in 2002.

          Service and other revenues increased in part due to providing a higher volume of time-and-material services during the three and six months ended June 30, 2003 as compared to the same periods in 2002. Services and other revenues for the three months ended June 30, 2003 also include $500,000 from the reduction over time of a guarantee on one contract as described in more detail below under Guarantees, and $600,000 recognized upon completion of training obligations associated with a contract signed in 2002.

          We continue to actively seek sales to new customers. However, we continue to face a challenging sales environment, and it is unclear when we can expect to achieve significant sales to new customers.

          Operating Expenses

          Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel and contractors to provide applications development and implementation, support, and training services. Cost of revenues decreased $1.7 million, or 42 percent, to $2.2 million for the three months ended June 30, 2003, as compared to $3.9 million for the same period in 2002. For the six months ended June 30, 2003, cost of revenues decreased $3.1 million, or 41 percent, to $4.5 million as compared to $7.6 million for the same period in 2002. The decrease was primarily due to a smaller number of staff working on customer projects, and support and training activities.

          Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses decreased $342,000, or 56 percent, to $265,000 for the three months ended June 30, 2003, as compared to $607,000 for the same period in 2002. For the six months ended June 30, 2003, sales and marketing expenses decreased $643,000, or 57 percent, to $490,000 as compared to $1.1 million for the same period in 2002. The decrease in sales and marketing expenses was primarily due to having fewer sales and marketing employees in 2003.

          Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $399,000, or 29 percent, to $982,000 for the three months ended June 30, 2003, as compared to $1.4 million for the same period in 2002. For the six months ended June 30, 2003, research and development expenses decreased $1.4 million, or 42 percent, to $1.9 million as compared to $3.3 million for the same period in 2002. Research and development expenses decreased due primarily to having fewer research and development employees in 2003.

          General and Administrative. General and administrative expenses consist primarily of allowances for doubtful accounts, the costs of executive management, finance and administrative staff, recruiting, business insurance, and professional fees. General and administrative expenses decreased $1.2 million, or 61 percent, to $773,000 for the three months ended June 30, 2003, as compared to $2.0 million for the same period in 2002. For the six months ended June 30, 2003, general and administrative expenses decreased $2.9 million, or 59 percent, to $2.0 million as compared to $4.9 million for the same period in 2002. General and administrative expenses decreased due primarily to having a smaller scale of operations and fewer general and administrative employees, lower legal expenses from the settlement of legal matters, and reduced financing related expenses in 2003.

          Special Charges. We incurred no special charges during the three and six months ended June 30, 2003. Special charges for the three months ended June 30, 2002 include restructuring charge adjustments of $562,000. In addition to these adjustments, special charges for the six months ended June 30, 2002 include a $24,000 asset impairment charge.

          First Half 2002 Asset Impairment Charge. During the six months ended June 30, 2002, we identified $24,000 of fixed assets that had no future value to us and are no longer in active use, and accordingly recorded an asset impairment charge of $24,000 for the six months ended June 30, 2002.

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

          Restructuring reserves are included in accounts payable and accrued liabilities at June 30, 2003. Detail of the restructuring charges as of and for the six months ended June 30, 2003 are summarized below (in thousands):

	Balance at December 31, 2002	New Charges	Adjustments	Utilized	Balance at June 30, 2003

Restructuring Charges:
Facilities related	$1,565	—	—	(48)	$1,517

	$1,565	$—	$—	$(48)	$1,517

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

          Total Other Income, net

          Net total other income was $82,000 for the three months ended June 30, 2003, as compared to $(172,000) for the same period in 2002. Net total other income was $2.4 million for the six months ended June 30, 2003, as compared to $(236,000) for the same period in 2002. Net total other income for the six months ended June 30, 2003 included a gain of approximately $2.2 million that we recognized on the retirement of capital lease obligations at a significant discount to their carrying value.

          Provision for Income Taxes

          The provisions for income taxes for the three and six months ended June 30, 2003 of $5,000 and $17,000, respectively, relate primarily to foreign taxes and reversing a portion of our valuation allowance attributable to the current operating income. The $7,000 provision for income taxes for the three months ended June 30, 2002 relates primarily to foreign taxes. The $501,000 benefit for income taxes for the six months ended June 30, 2002 relates primarily to reversing accrued Federal alternative minimum taxes from 2001 due to tax legislation enacted in 2002.

          At June 30, 2003, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

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

          Previously, risks relating to revenue recognition also included the judgment required to determine fixed-price project completion percentages, fixed-price project profit or loss projections, and forecasting of fixed-price project end-dates. However, during the year ended December 31, 2002 we converted our remaining on-going legacy fixed-price contracts to time-and-materials arrangements. As a result, we have no significant on-going fixed-price contracts at June 30, 2003.

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

          Restructuring Charges

          We recognize restructuring charges consistent with EITF 94-3, prior to January 1, 2003 and consistent with SFAS 146 beginning on January 1, 2003. For amounts accrued at December 31, 2002,  we reduce current charges for abandoned facilities with sublease income. Management analyzes current market conditions including current lease rates in the respective geographic regions, vacancy rates, and costs associated with subleasing when evaluating the reasonableness of future sublease income. Significant management judgments and estimates must be made and used in calculating future sublease income. Variances between expected and actual sublease income have previously and may continue to result in restructuring charge adjustments in future periods.

Liquidity and Capital Resources

          During 2002 and continuing into 2003, we improved our cash flow through a variety of means, including carefully managing our accounts receivable and generating additional cash inflows wherever possible from our existing customer base, and continuing to reduce our operating cash outflows wherever possible, including negotiating the elimination or reduction of liabilities, and further restructuring of our operations, with the goal of providing a cash flow positive basis for continuing operations. For the six months ended June 30, 2003, our change in cash was $180,000 compared to $(6.8) million for the same period of the prior year.

          Net cash used by operating activities was $99,000 for the six months ended June 30, 2003 as compared to $8.6 million for the same period in 2002. The increase in cash flow provided by operating activities results primarily from the significant restructuring and other actions we have taken during 2002 and continuing into 2003 to improve cash flow.

          Net cash provided by investing activities was $115,000 for the six months ended June 30, 2003 as compared to $6.0 million for the same period in 2002. During the six months ended June 30, 2002, we sold two buildings and related land in San Rafael, California for proceeds of $2.4 million (before repayment of related notes payable). The decreases to restricted cash for the six months ended June 30, 2002, were primarily for $3.5 million we released to landlords in connection with termination of office leases in San Francisco, California, and Chicago, Illinois; and approximately $500,000 used by our Salt Lake City, Utah landlord for leasehold improvements as required in the related lease.

          Net cash provided by financing activities was $164,000 for the six months ended June 30, 2003 as compared to $(3.7) million for the same period in 2002. Net cash provided by financing activities for the six months ended June 30, 2003 included net cash proceeds of $666,000 from the sale of 3,888,889 shares of common stock to a member of our Board of Directors. During the three months ended March 31, 2003 we made payments of approximately $588,000 to retire capital lease obligations at a significant discount. Net cash used by financing activities for the six months ended June 30, 2002 was primarily for repayment of notes payable related to our sale of two buildings and related land in San Rafael, California; and principal payments on other notes and capital leases.

          Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenue balances of $8.6 million at June 30, 2003 and $20.3 million at December 31, 2002. When over time we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

          In order to strengthen our financial foundation, we have taken aggressive steps to restructure our operations through work force reductions, terminating leases or subleasing facilities, negotiating significantly discounted debt retirements, and other operational cost-saving measures. We have made significant progress reducing operating cash outflows during 2001, 2002 and continuing into 2003. Progress made in 2003 includes:

•

During February 2003, we executed agreements with our two major equipment lessors to buy out and fully retire their equipment lease debt at a substantial discount, and return substantially all the related equipment.

•	During February 2003, we sold 3,888,889 shares of common stock to a member of our Board of Directors for a total purchase price of $700,000.

          Although we believe we are making good progress towards strengthening our financial foundation, substantial challenges and risks remain:

•

While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent auditors’ report on our December 31, 2002 financial statements, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern.

•

We are substantially dependent on a small number of large customers for most of our cash inflows. One of those customers, Allstate Corporation, completed its current use of our time- and-materials consulting services on June 30, 2003 around their application, Interlink, which has been in production since May 2001. We continue to provide training and support services to Allstate, but do not expect further significant cash inflows from additional time-and-materials consulting during the remainder of 2003.

•	We continue to face a challenging sales environment, and it is unclear when we can expect to achieve significant sales to new customers.
•	We may need to raise additional capital in the near term, and it is unclear if additional sources of financing will be available upon acceptable terms.
•	We are overdue in paying some creditors who could take actions against us.
•

We continue to have one outstanding former customer litigation matter with SkyTel Communications, Inc. We expect that this will be resolved without significant cost to us, however the resolution of this matter has been delayed by the bankruptcy of SkyTel and its parent company, WorldCom. See Note 9 of Notes to Condensed Consolidated Financial Statements for more information.

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

          See “Factors that May Affect Future Results and Market Price of Stock” for more information about risks facing TenFold.

Disclosure about Contractual Obligations and Commercial Commitments

          The following table sets forth certain contractual obligations recorded in the condensed consolidated financial statements and summary information is presented in the following table (in thousands):

	As of June 30, 2003

Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Capital Lease Obligations	$68	—	—	—	$68
Real Estate Operating Leases	1,572	1,770	72	—	3,414

Total Contractual Cash Obligations	$1,640	$1,770	$72	$—	$3,482

          Real Estate Lease Obligations

          The real estate operating leases above include $1.7 million of restructured real estate lease obligations which have not been reduced by sublease income of $680,000 due from sublease tenants. In the Condensed Consolidated Balance Sheet at June 30, 2003, these obligations are included in accounts payable and accrued liabilities, net of the related sublease income. At June 30, 2003, we were in default under these leases for overdue lease payments. The landlords have demanded past due payments totaling approximately $346,000 and in one case have threatened but not taken legal action. We are attempting to negotiate restructured payment terms or early terminations of these leases. If we are unsuccessful in our negotiations it is possible these landlords make take legal action against us.

          In addition to the Contractual Obligations shown in the table above, we have the following other commitments:

          Standby Letters of Credit

          We had a stand-by letter of credit for $66,000, used to secure a lease on office space in Dallas, Texas. This letter of credit was fully drawn down by the landlord during the six months ending June 30, 2003 to reduce amounts we owe this landlord. The landlord is demanding that we provide a new $66,000 stand-by letter of credit. We are attempting to negotiate restructured payment terms or early termination of this lease as described above under Real Estate Lease Obligations.

          Guarantees

          As of June 30, 2003, we had two remaining contracts subject to guarantees.

          We have received cash payments under one contract totaling $9.5 million through June 30, 2003 that are subject to potential refund under the related guarantee. We have a deferred revenue balance of $5.7 million related to this contract, and $2.7 million in accrued liabilities under a related contract, included in the accompanying Condensed Consolidated Balance Sheet at June 30, 2003.

          During the year ended December 31, 2002, we converted the remaining work under the other contract to a time-and-materials arrangement, and reduced the guarantee from over $5 million to $1.5 million. During the quarter ended June 30, 2003, we revised the terms of this contract’s guarantee such that the $1.5 million guarantee draws down over the passage of time during 2003 in monthly amounts, with the final two monthly reductions totaling $400,000 also contingent on achievement of certain milestones. This reduced the guarantee from $1.5 million to $1.0 million as of June 30, 2003. We recognized this reduction as revenue during the three months ended June 30, 2003 and have a related deferred revenue balance of $1.0 million at June 30, 2003, which is included in our consolidated deferred revenue balance at June 30, 2003 in the accompanying Condensed Consolidated Balance Sheet.

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

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance may have been accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances). The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This Statement is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 was adopted in the quarter ended June 30, 2003 and did not have a material impact on our results of operations or financial position.

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

We continue to experience difficulty in securing future customer revenue

          There is no assurance that we will be able to convince prospective customers to purchase products or services from us or that any customer revenue that is achieved can be sustained. TenFold’s most significant recent source of new revenue was established in Q4 2002 as a result of our VAR, Vertex, selling a GBS license to one of its customers. If we are unable to obtain future customer revenue, our operations, financial condition, liquidity, and prospects will be materially and adversely affected, and we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations. There can be no assurance that additional financing sources will be available to us when needed or that we will be able to execute the other potential remedies sufficiently to continue operations.

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

We are substantially dependent on a small number of large customers and the loss of one or more of these customers may cause revenues and cash flow to decline

          We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of large customers. For the six months ended June 30, 2003, Allstate accounted for 57 percent of our total revenues, JP Morgan Chase accounted for 17 percent, and Sapient accounted for 16 percent. Significant reductions in the amount of business they conduct with us could materially and adversely affect our business, results of operations, financial position and liquidity. Replacing the loss of a large customer is unpredictable. In the future, revenues from a single customer or a few large customers may constitute a significant portion of our total revenues and cash inflows in a particular period. The volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not continue to purchase licenses or services from us in a subsequent period. We continue to provide training and support services to Allstate, but we do not expect Allstate to account for a significant percentage of our  revenues for the remainder of 2003 since Allstate’s contract has reached the end of its subscription period, and Allstate has recently completed its use of our time-and-materials services for application implementation. As a result, we do not expect to have further subscription revenue in the near term and we expect that total revenues in the near term are likely to decrease compared to the results for the three months ended June 30, 2003 and will vary depending upon the timing of recognition of deferred revenue amounts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally for more information concerning our customers and revenues.

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

We are involved in litigation and disputes and may in the future be involved in further litigation or disputes that may be costly and time-consuming, and if we suffer adverse judgments, our operating results could suffer

          We are currently involved in litigation with a former customer and in a class action suit against more than 300 issuers involving the underwriters of those issuer’s initial public offerings. We may in the future face other litigation or disputes with customers, employees, business partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity. See Note 9 of Notes to Condensed Consolidated Financial Statements for more information.

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

Our sales cycle is lengthy and subject to delays and these delays could cause our operating results to suffer

          We believe that a customer’s decision to purchase our software involves a significant commitment of resources and is influenced by customer budget cycles. To successfully sell our products, we generally must educate our potential customers regarding the use and benefit of our products, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy budgeting, approval, and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between three to twelve months from initial contact with a potential customer to the signing of a contract. In addition, the national economic downturn has caused current and potential customers to delay or change their purchasing decisions. Sales delays could cause our operating results to vary widely. We have recently experienced sales delays due to longer than expected sales cycles, which we believe contributed to lower than expected revenues. There can be no assurance that we will not experience sales delays in the future. In addition, we face a challenging sales environment and there can be no assurance that we will have sales in the future.

We have historically derived a significant portion of our revenues from customers in a small number of vertical industries

          We have developed software applications for companies in a small number of vertical industries. Our reliance on customers from particular industries subjects our business to the economic conditions impacting those industries, including those industries’ demand for information technology resources. If we continue to rely on a small number of vertical industries as a major source of revenues, and those industries suffer adverse economic conditions, there will likely be a significant reduction in the demand for our products, causing revenues to suffer. For example, the events of September 11, 2001 adversely affected some of our customers in the insurance and financial services industries. Although we intend to seek to diversify our customer base, there can be no assurance that we will be able to do so in the near term or at all.

Our growth and success depends on our ability to license the Universal Application and other software products; however, we have limited experience licensing the Universal Application or other products to date

          As we change our business strategy to licensing the Universal Application and other software products, the success of our business is dependent, in part, upon our ability to license those products. If our strategy for marketing the Universal Application and our other products is unsuccessful, or if we are unable to license the Universal Application and/or other products successfully, or within the time frames anticipated, our revenues and operating results will suffer.

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

International political and economic uncertainty could have an adverse impact on our business and on our operating results

          Revenues from customers outside of North America were approximately 28 percent of total revenues for the three months ended June 30, 2003 as compared to 18 percent of total revenues for the same period in 2002. For the six months ended June 30, 2003, revenues from operations outside of North America were approximately 24 percent as compared to 25 percent of total revenues for the same period in 2002. The international political and economic uncertainty caused by the ongoing war on terrorism may adversely impact our ability to continue existing relationships with our foreign customers and to develop new business abroad.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

          Interest Rate Risk

          As of June 30, 2003, we had cash and cash equivalents of $4.0 million, and restricted cash of $73,000. Substantially all of the cash equivalents consist of highly liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the June 30, 2003 rates would cause the fair value of these cash investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and institutions, and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instruments. We do not own any equity investments, and therefore, we do not currently have any direct equity price risk.

          Currency Risk

          Our operations include some transactions with customers and partners in the United Kingdom. Some of these transactions are denominated in British pounds. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of receivables or payables denominated in British pounds decreases. When the U.S. dollar weakens against the British pound, the value of receivables or payables denominated in British pounds increases. The monetary activities which are impacted by foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the June 30, 2003 rate would cause the fair value of such monetary assets and liabilities denominated in British pounds to change by approximately $70,000. We are not currently engaged in any foreign currency hedging activities.

Item 4.  Controls and Procedures

          An evaluation was performed under the supervision and with the participation of the Company’s management, including Nancy Harvey (Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003. Based on that evaluation, Ms. Harvey concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended June 30, 2003.

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

          At June 30, 2003, TenFold was in default for overdue lease payments under two real estate leases for unoccupied properties. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Real Estate Lease Obligations for more information.

Item 4.  Submission of Matters to a Vote of Security Holders

          TenFold’s annual meeting of stockholders was held on June 10, 2003, in Sandy, Utah. A total of 31,313,922 shares (approximately 77% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each were:

          Election of two directors to hold office until the 2005 Annual Meeting of Stockholders: Jeffrey L. Walker – 30,972,319 shares cast for election and 341,603 shares withheld; Richard H. Bennett, Jr. – 30,960,084 shares cast for election and 353,838 shares withheld. The terms of the following directors continued after the meeting: Nancy M. Harvey, Ralph W. Hardy, Jr. and Robert W. Felton.

          Ratification of the selection of Tanner + Co. as independent auditors of TenFold for the fiscal year ended December 31, 2003 – 31,289,625 shares cast for ratification, 16,060 shares cast against ratification, and 8,237 shares abstained.

          Approval of amendments to the 1999 Stock Plan—22,620,984 shares cast for approval, 788,338 shares cast against approval, and 26,432 shares abstained. There were 7,878,168 broker non-votes for the approval of amendments to the 1999 Stock Plan.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Number	Description

11*	Computation of Shares used in Computing Basic and Diluted Net Income (Loss) Per Share.
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to “Notes to Condensed Consolidated Financial Statements” herein

(b)          Reports on Form 8-K

          On April 3, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission discussing the Company’s estimated first quarter 2003 results.

          On May 8, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission discussing the Company’s first quarter 2003 results.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENFOLD CORPORATION

/s/ NANCY M. HARVEY

Nancy M. Harvey
President, Chief Executive Officer, and Chief Financial Officer
August 13, 2003