Form 10-Q
period 2003-09-30
TENFOLD CORP /UT
filed 2003-10-29
CIK 1051118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of September 30, 2003, there were 40,936,857 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that may cause actual future events or results to differ materially from those described in the forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise. Our future prospects are difficult to evaluate. There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements. These factors include: ability to generate sufficient cash flow or secure additional sources of financing; the ability to generate future customer revenue; if we file for bankruptcy protection or sell all or substantially all of our assets it is unlikely that existing shareholders would receive any value for their shares; our errors and omissions insurance coverage may not cover contractual disputes; defects or other limitations in our software; complaints filed by customers, shareholders, or other third parties and other litigation or disputes; inability or failure to meet certain contractual obligations; variability of quarterly operating results; ability to adequately anticipate employee and resource utilization rates; lengthy and variable sales cycles; dependence on a small number of customers; revenues have historically come from a small number of industries; ability to license EnterpriseTenFold and other software products; attraction, training, and retention of employees and key management; protection of intellectual property; international political and economic uncertainty; a majority of our stock is owned by a few persons; and other competitive factors. Such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in documents filed by TenFold Corporation with the Securities and Exchange Commission, including but not limited to, the most recent reports on Forms 10-Q and 10-K. Some of these factors are described in this Form 10-Q under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Market Price of Stock.”

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TENFOLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$4,266	$3,838
Accounts receivable, (net of allowances for doubtful accounts of $296 and $296, respectively)	288	1,370
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $0, respectively)	231	31
Prepaid expenses and other assets	340	278
Income taxes receivable	—	17
Other assets, (net of allowances of $158 and $158, respectively)	2,010	2,120

Total current assets	7,135	7,654

Restricted cash	73	138
Property and equipment, net	891	1,467
Other assets	—	25

Total assets	$8,099	$9,284

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,935	$937
Income taxes payable	1,728	1,743
Accrued liabilities	6,359	6,436
Deferred revenue	7,550	20,328
Current installments of obligations under capital leases	37	3,012
Other current liabilities	2,000	2,028

Total current liabilities	19,609	34,484

Long-term liabilities:
Other long-term liabilities	—	25

Total long-term liabilities	—	25

Contingencies (Note 9)

Stockholders’ deficit:
Common stock, $0.001 par value:
Authorized: 120,000,000 shares Issued and outstanding shares: 40,936,857 shares at September 30, 2003 and 37,382,080 shares at December 31, 2002	41	37
Additional paid-in capital	66,791	65,953
Deferred compensation	(41)	(89)
Accumulated deficit	(78,301)	(91,126)

Total stockholders’ deficit	(11,510)	(25,225)

Total liabilities and stockholders’ deficit	$8,099	$9,284

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
License	$11	$33	$56	$183
Subscription	—	4,315	10,431	10,428
Services and other	4,547	3,745	12,980	9,307

Total revenues	4,558	8,093	23,467	19,918

Operating expenses:
Cost of revenues	2,905	2,626	7,420	10,238
Sales and marketing	298	624	788	1,757
Research and development	862	2,015	2,759	5,291
General and administrative	697	1,702	2,711	6,582
Special charges	(673)	1,140	(673)	1,726

Total operating expenses	4,089	8,107	13,005	25,594

Income (loss) from operations	469	(14)	10,462	(5,676)

Other income (expense):
Interest income	11	37	40	200
Interest expense	(16)	(140)	(172)	(526)
Other income	8	45	306	151
Gain on retirement of debt	—	—	2,206	—
Gain (loss) on sale of subsidiaries	—	—	—	(120)

Total other income (loss), net	3	(58)	2,380	(295)

Income (loss) before income taxes	472	(72)	12,842	(5,971)
Provision (benefit) for income taxes	—	5	17	(496)

Net income (loss)	$472	$(77)	$12,825	$(5,475)

Basic earnings (loss) per common share	$0.01	$(0.00)	$0.32	$(0.15)

Diluted earnings (loss) per common share	$0.01	$(0.00)	$0.28	$(0.15)

Weighted average common and common equivalent shares used to calculate earnings (loss) per share:
Basic	40,913	37,337	40,361	37,216

Diluted	49,337	37,337	46,607	37,216

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$12,825	$(5,475)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	650	2,126
Impaired assets charge	—	24
Provision for bad debts	—	(77)
Amortization of deferred compensation	69	136
Gain on retirement of debt	(2,206)	—
Gain on sale of assets	(111)	—
Loss on sale of subsidiaries	—	120

Changes in operating assets and liabilities:
Accounts receivable	1,082	1,073
Unbilled accounts receivable	(200)	(45)
Prepaid expenses and other assets	(46)	(7,375)
Income taxes receivable	17	—
Accounts payable	998	(158)
Income taxes payable	(15)	(533)
Accrued liabilities	(77)	(6,814)
Deferred revenues	(12,778)	(1,172)
Other liabilities	(53)	6,355

Net cash provided by (used in) operating activities	155	(11,815)

Cash flows from investing activities:
Proceeds from sale of property and equipment	135	2,386
Additions to property and equipment	(98)	(492)
Decreases to restricted cash	65	5,923

Net cash provided by investing activities	102	7,817

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	6	13
Proceeds from common stock issuance	666	251
Exercise of common stock options	149	14
Repurchase of common stock	—	(119)
Principal payments on notes payable	—	(3,162)
Payments of notes receivable from stockholders	—	161
Principal payments on obligations under capital leases	(650)	(1,662)

Net cash provided by (used in) financing activities	171	(4,504)

Effect of exchange rate changes	—	(45)

Net (decrease) increase in cash and cash equivalents	428	(8,547)
Cash and cash equivalents at beginning of period	3,838	10,969

Cash and cash equivalents at end of period	$4,266	$2,422

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$26	$65
Cash paid for interest	$6	$435

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements included herein have been prepared by TenFold Corporation (“TenFold”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the prior periods’ financial statements to conform to the current period’s presentation. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2003.

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

In order to strengthen its financial foundation, TenFold restructured its operations through work force reductions, terminating leases or subleasing facilities, negotiating significantly discounted debt retirements, and other operational cost-saving measures. TenFold made significant progress reducing operating cash outflows during 2001, 2002 and continuing into 2003. For the nine months ended September 30, 2003, TenFold’s change in cash was $428,000 compared to $(8.5) million for the same period of the prior year.

Although TenFold believes it has made good progress towards strengthening its financial foundation, substantial challenges and risks remain:

•	The independent auditors’ report on TenFold’s December 31, 2002 financial statements, included an explanatory paragraph relating to their substantial doubt as to TenFold’s ability to continue as a going concern.

•	TenFold is substantially dependent on a small number of large customers for most of its cash inflows. One of those customers, Allstate Corporation, completed its current use of TenFold’s time-and-materials consulting services on June 30, 2003 around their application, Interlink, which has been in production since April 2001. TenFold continues to provide training and support services to Allstate, but does not expect further significant cash inflows from additional time-and-materials consulting during the remainder of 2003.

•	TenFold continues to face a challenging sales environment, and it is unclear when TenFold can expect to achieve significant sales to new customers.

•	TenFold may need to raise additional capital in the near term, and it is unclear if additional sources of financing will be available upon acceptable terms.

•	TenFold is overdue in paying some creditors who could take actions against TenFold.

•	TenFold may still have one outstanding former customer litigation matter with SkyTel Communications, Inc. In July 2003, the U.S. District Court dismissed the case without prejudice, based on incorrect information, which TenFold immediately clarified for the Court. TenFold has not received any further notice. See Note 9 for more information.

TenFold believes that it is continuing to appropriately manage and reduce or eliminate these risks. However, there can be no assurance that TenFold will be successful, and if these risks have a materially adverse affect on its cash flow, it could have insufficient cash flow to continue operations beyond the near term.

2. Revenue Recognition

TenFold derives revenues from license fees, subscription fees, applications development and implementation services, support, and training services. License revenues consist of fees for licensing EnterpriseTenFold (formerly known as Universal Application) as an applications development tool, and license fees for applications that TenFold previously developed and resold. Subscription revenue consists of fees for licensing EnterpriseTenFold, licensing new product releases of TenFold’s ComponentWare, and in certain cases providing related time-and-material consulting, training, and support services during a subscription period. Service revenues consist of fees for applications development and implementation, support and training. Other revenues include fees for reimbursement of out of pocket expenses incurred for customer projects.

TenFold follows the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, and Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, in recognizing revenue under each of its contracts.

TenFold generally enters into contracts that involve multiple elements, such as software products, enhancements, post-contract customer support (“PCS”), training, and time-and-material services. TenFold allocates a portion of the contract fee to each undelivered element based on the relative fair values of the elements and allocates the fee for delivered software products using the residual method. The fair values of an element must be based on vendor specific objective evidence (“VSOE”). TenFold establishes VSOE based on the price charged when the same element is sold separately. VSOE for services is based on standard rates for the individuals providing services. These rates are the same rates charged when the services are sold separately under time-and-materials contracts. TenFold bases VSOE for training on standard rates charged for each particular training course. These rates are the rates charged when the training is sold separately for supplemental training courses. For PCS, VSOE is determined by reference to the renewal rate TenFold charges the customer in future periods.

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

TenFold recognizes license revenues from applications product sales and EnterpriseTenFold development and deployment licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: TenFold has signed a noncancellable license agreement with nonrefundable fees; TenFold has shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the applications license or EnterpriseTenFold development or deployment licenses are sold separately or when a an EnterpriseTenFold license is sold with an applications development project. Services relating to the licenses typically only include post contract customer support services, or do not add significant functionality, features, or significantly alter the software. In addition, similar services are available from other vendors; there are no milestones or customer specific acceptance criteria which affect the realizability of the software license fee; and the software license fee is non-cancelable and non-refundable.

For software arrangements that include a service element that is considered essential to the functionality of the software, TenFold recognizes license fees related to the application, and the applications development service fees, over time as TenFold performs the services, using the percentage-of-completion method of accounting and following the guidance in Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. TenFold makes adjustments, if necessary, to the estimates used in the percentage-of-completion method of accounting as work progresses under the contract and as TenFold gains experience. Fixed-price project revenues are split between license and service based upon the relative fair value of the components.

For certain projects, TenFold limits revenue recognition in the period to the amount of project costs incurred in the same period, resulting in zero profit during the period, and postpones recognition of profits until results can be estimated more precisely.

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

3. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Numerator for basic earnings (loss) per share – net income (loss) available to common stockholders	$472	$(77)	$12,825	$(5,475)

Numerator for diluted earnings (loss) per share	$472	$(77)	$12,825	$(5,475)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	40,913	37,337	40,361	37,216

Employee stock options	8,424	—	6,246	—

Denominator for diluted earnings (loss) per share	49,337	37,337	46,607	37,216

Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.01	$(0.00)	$0.32	$(0.15)

Diluted earnings (loss) per common share	$0.01	$(0.00)	$0.28	$(0.15)

Employee stock options of 1,609,485 and 7,234,535 outstanding during the three and nine months ended September 30, 2003, respectively, that have a weighted average exercise price of $11.65 and $3.70 per share, respectively, and that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods. Employee stock options of 12,543,186 outstanding during the three and nine months ended September 30, 2002, that have a weighted average exercise price of $2.80, and that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods.

4. Restricted Cash

Restricted cash at September 30, 2003 relates to $73,000 held to support various accounts payable activities.

5. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002, ignoring the insignificant impact of taxes on foreign currency translation, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$472	$(77)	$12,825	$(5,475)
Foreign currency translation	—	(5)	—	120

Comprehensive income (loss)	$472	$(82)	$12,825	$(5,355)

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

Had compensation expense for TenFold’s stock option plan and the employee stock purchase plan been determined based on the fair value at the grant date for awards or purchase rights under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock Based Compensation, TenFold’s net income (loss) for the three and nine months ended September 30, 2003 and 2002 would have been as follows (in thousands except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) applicable to common stock – as reported	$472	$(77)	$12,825	$(5,475)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	21	33	69	136
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,584)	(1,358)	(3,726)	(6,440)

Net income (loss) applicable to common stock – pro forma	$(1,091)	$(1,402)	$9,168	$(11,779)

Earnings (loss) per common share – as reported
Basic	$0.01	$(0.00)	$0.32	$(0.15)

Diluted	$0.01	$(0.00)	$0.28	$(0.15)

Earnings (loss) per common share – pro forma
Basic	$(0.03)	$(0.04)	$0.23	$(0.32)

Diluted	$(0.03)	$(0.04)	$0.20	$(0.32)

The effect of SFAS No. 123 on pro forma net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2003 and 2002 may not be representative of the effects on pro forma results in future years.

7. Income Taxes

There was no provision for income taxes for the three months ended September 30, 2003, as no provision was necessary based upon results for the period. The provision for income taxes for nine months ended September 30, 2003 relates primarily to foreign taxes and reversing a portion of our valuation allowance attributable to the current operating income. The benefit for income taxes for the nine months ended September 30, 2002 relates primarily to reversing accrued Federal alternative minimum taxes from 2001 due to tax legislation enacted in 2002.

The valuation allowance as of September 30, 2003 was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of deferred tax assets.

8. Commitments

TenFold has commitments under long-term operating leases for office space. Future minimum lease payments under non-cancelable operating lease obligations, in excess of one year and excluding obligations accrued as part of restructurings, at September 30, 2003 are as follows (in thousands):

Year	Amount
Q4 2003	$136
2004	400
2005	411
2006	422
2007	286
Thereafter	—

Total minimum lease commitments	$1,655

Operating lease commitments for properties that have been restructured are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet at September 30, 2003. See Note 10 for more information.

TenFold previously had significant capital lease obligations from equipment leases it had entered into in prior years. During the three months ended March 31, 2003, TenFold executed agreements with its two major equipment lessors to buy out and fully retire their equipment lease debt at a substantial discount, and return substantially all the related equipment. TenFold has recognized the difference between the amount paid to retire these lease obligations and the carrying amount of the lease obligations as a gain on retirement of debt of approximately $2.2 million in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2003.

9. Legal Proceedings and Contingencies

Customer Dispute

SkyTel

In March 2001, SkyTel Communications, Inc. (“SkyTel”) orally informed TenFold of its intent to terminate the Master Software License and Services Agreement between SkyTel and TenFold (the “SkyTel Agreement”). On May 15, 2001, SkyTel sent TenFold a letter purporting to terminate the SkyTel Agreement based on TenFold’s alleged material breach of the SkyTel Agreement. SkyTel’s letter also demands a refund of approximately $11 million paid by SkyTel. On September 24, 2001, SkyTel filed a complaint against TenFold in the First Circuit Court of the First Judicial District of Hinds County, Mississippi. The case was subsequently removed to U.S. District Court for the Southern District of Mississippi. SkyTel seeks monetary damages of at least $17.5 million, plus other damages it may prove at trial, together with pre- and post-judgment interest, attorneys’ fees and expenses and costs. On November 13, 2001, TenFold filed an answer denying the material allegations of the complaint. TenFold also filed a counterclaim for unpaid fees and SkyTel’s disclosure of confidential information. TenFold’s counterclaim seeks damages of at least $7 million and punitive damages of at least $10 million. The total contract value involved in this customer dispute is approximately $17.6 million, of which $11.4 million has been received by TenFold to date. During the three and nine months ended September 30, 2003 and 2002, TenFold recognized no revenue from the SkyTel Agreement.

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

On July 14, 2003, the Court entered an order dismissing the case without prejudice based on incorrect information, which TenFold immediately clarified for the Court. TenFold has received no further notice from the Court. The Court retains jurisdiction to reopen the action upon motion of the parties.

As a result of the SkyTel matter noted above, TenFold has provided an allowance for doubtful accounts of $296,000 related to billed accounts receivable, as of September 30, 2003.

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

Stockholder Matters

On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of its officers and directors, and certain underwriters of TenFold’s initial public offering. An amended complaint was filed on April 24, 2002. TenFold and its officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including TenFold. On June 27, 2003, TenFold’s Board of Directors ratified its committee’s conditional approval of a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of TenFold and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. TenFold would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims TenFold may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by TenFold’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of TenFold’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation. However, due to the inherent uncertainties of litigation, TenFold cannot accurately predict the ultimate outcome of the litigation. If there is an unfavorable outcome, there may be a material adverse impact on TenFold’s business, results of operations, financial position, or liquidity.

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

TenFold’s agreements with customers generally require TenFold to indemnify the customer against claims that TenFold’s software infringes third party patent, copyright, or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including a right to replace an infringing product or cancel the software license and return the fees paid by the customer. To date, TenFold has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements, and no such claims were outstanding at September 30, 2003. As a result, TenFold has not recorded a liability for infringement costs as of September 30, 2003.

TenFold’s agreements with customers also generally provide a warranty that for so long as the customer is paying for support services, TenFold’s software will materially conform to the related documentation, and that TenFold’s software has been developed in a workmanlike manner. To date, TenFold has not incurred significant warranty costs. As a result, TenFold has not recorded a liability for warranty costs as of September 30, 2003.

10. Special Charges

Special charges for the three and nine months ended September 30, 2003 include restructuring charge adjustments of $(578,000) and asset loss impairment adjustments of $(95,000). Special charges for the three months ended September 30, 2002 include restructuring charges of $1.1 million. Special charges for the nine months ended September 30, 2002 include restructuring charges of $1.7 million and a $24,000 asset impairment charge.

2003 Restructuring Charges. During the three and nine months ended September 30, 2003, TenFold recorded restructuring charge adjustments of $(578,000) to reduce previously accrued restructuring charges for negotiated reductions in remaining lease payments due for unoccupied properties, and to reflect higher sublease income received than previously estimated.

2003 Asset Impairment Charges. During the three and nine months ended September 30, 2003, TenFold recorded asset loss provision adjustments of $(95,000) to eliminate remaining estimated asset loss accruals that were no longer necessary upon TenFold completing its return of previously leased equipment.

2002 Restructuring Charges. During the three and nine months ended September 30, 2002, TenFold incurred restructuring charges of $1.1 million and $1.7 million, respectively, including $1.1 million, related to termination of the unoccupied portions of TenFold’s South Jordan Utah headquarters lease, and $562,000, related to adjustments made to prior restructuring estimates.

2002 Asset Impairment Charges. During the nine months ended September 30, 2002, TenFold identified $24,000 of fixed assets that had no future value to TenFold and were no longer in active use, and accordingly recorded an asset impairment charge of $24,000 for the nine months ended September 30, 2002.

Restructuring reserves are included in accounts payable and accrued liabilities at September 30, 2003. Detail of the restructuring charges as of and for the nine months ended September 30, 2003 are summarized below (in thousands):

	Balance at December 31, 2002	New Charges	Adjustments	Utilized	Balance at September 30, 2003
Restructuring Charges:
Facilities related	$1,565	—	(578)	(38)	$949

	$1,565	$—	$(578)	$(38)	$949

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

11. Operating Segments

TenFold’s CEO reviews financial information on a consolidated basis, similar in format to the accompanying Condensed Consolidated Statements of Operations. TenFold consolidates revenue and expense information for all business groups for internal and external reporting and for decision-making purposes. TenFold operates in a single operating segment, which is applications products and services.

Revenues from customers outside of North America were approximately 47 percent of total revenues for the three months ended September 30, 2003 as compared to 13 percent of total revenues for the same period in 2002. For the nine months ended September 30, 2003, revenues from operations outside of North America were approximately 28 percent as compared to 21 percent of total revenues for the same period in 2002. TenFold’s long-lived assets are deployed in the United States.

Two customers accounted for 44 percent and 42 percent of TenFold’s total revenues for the three months ended September 30, 2003, compared to two customers accounting for 64 percent and 18 percent of TenFold’s total revenues for the same period in 2002. For the nine months ended September 30, 2003, three customers accounted for 47 percent, 22 percent, and 22 percent of TenFold’s total revenues, compared to two customers accounting for 62 percent, and 11 percent of TenFold’s total revenues for the same period in 2002. No other single customer accounted for more than 10 percent of TenFold’s total revenues for the three or nine months ended September 30, 2003 or the same periods in 2002. TenFold continues to provide training and support services to the customer accounting for 47% of TenFold’s total revenues for the nine months ended September 30, 2003, but this customer is not expected to account for a significant percentage of ongoing revenues after the quarter ended June 30, 2003 since the subscription period for the customer’s prior contract concluded along with it’s purchase of time-and-materials consulting services for application implementation.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on TenFold’s results of operations and financial position.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on TenFold’s results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance may have been accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances). The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This Statement is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted in the quarter ended June 30, 2003 and did not have a material impact on TenFold’s results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

TenFold is the provider of EnterpriseTenFold™, a software applications platform that reduces enterprise applications design, development, deployment, and maintenance timeframes and costs. EnterpriseTenFold (formerly known as Universal Application) automates most of what applications programmers typically do, and empowers small teams of business people and IT professionals to design, build, test, deploy, and maintain complex, transaction-intensive applications, with significantly reduced demand on scarce IT resources as compared to other applications development approaches. Using a small team of business people supplemented with IT professionals for rapid applications development is a radical change from the industry-standard approach that relies on large teams of IT professionals who expend significant person years of effort to design, program, test, change, and deploy enterprise applications. Customers get high-quality, complex enterprise applications into production faster and at significantly lower cost with EnterpriseTenFold than with other applications development technologies.

We believe EnterpriseTenFold has two unique attributes that make building complex, database-intensive and transaction-intensive applications substantially cheaper, easier, and faster than traditional applications development methodologies. First, because EnterpriseTenFold automates most of what applications programmers typically do and automatically includes advanced applications functionality, customers get more powerful, higher quality applications faster and at a fraction of the cost of traditional programming approaches. Second, since TenFold-powered applications development provides a tool and methodology that business people can effectively use, it enables organizations to directly leverage their business experience and insight and to adapt applications easily to meet changing business requirements.

We believe EnterpriseTenFold offers three unique benefits to its customer.

1.	Speed. EnterpriseTenFold lets a small team of business people and IT professionals build and enhance high-quality, high-performance, powerful applications very quickly. EnterpriseTenFold lets a trained team build a complex application at least ten times faster than with any other technology because building an application requires only describing applications features and functionality. Other applications development technologies also let you build and enhance applications, but most require large teams of programmers, take longer, and are risky for complex applications. The high failure rate of most complex applications development projects suggests that other applications development technologies often lead to project cost and schedule overruns, applications quality problems, and sometimes project cancellations.

2.	Quality. EnterpriseTenFold includes the TenFold RenderingEngine which renders an application from its description. No one writes or tests newly-written code in the building of an application. Thus, it is unlikely for the application to have defects. A TenFold-powered application always works – just as you described for it to work; it may not do what you want but it does do what your description says for it to do. TenFold-powered systems are much higher quality than most other applications.

3.	Power. The TenFold RenderingEngine contains thousands of features that make any TenFold-powered application much more functionally-rich than the same application that a programmer-staffed applications development team could pragmatically afford to build. TenFold-powered applications have thousands of clever, powerful features unavailable in most other applications.

TenFold’s business model focuses on providing EnterpriseTenFold, and our assistance through time-and-materials consulting, training, and support, to customers who use their own business teams and our services partners to build and maintain applications.

While there are many companies supplying applications development tools, we know of no other applications platform supplier with technology powerful enough to address the scale and robustness of the complex applications that we and our customers have built and taken into production using EnterpriseTenFold.

Business History

We founded TenFold in 1993. We spent the first several years primarily developing our patented Universal Application technology (Universal Application was recently re-branded as EnterpriseTenFold as described in more detail below). In 1996, we began using Universal Application to build applications for customers. In 1999, we completed our initial public offering. In 1999 and early 2000, we tested a new business model which included selling large custom application development projects with a unique-in-the-industry “money back guarantee”, and simultaneously structuring the company to launch and build on an accelerated time frame eight separate vertical market facing applications product companies. Beginning in 2000, we experienced several difficult quarters and faced significant financial, legal, and operational issues. We incurred substantial, increasing losses from operations in the last three quarters of 2000, including a $55 million operating loss in the fourth quarter of 2000.

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

During 2002, we continued to reach important milestones with key customers. We provided Universal Application technology and supporting services to 21 customers, 16 of whom have Universal Application-powered applications in production. Since we began operation in 1993, we have provided licenses, and applications development, support and training services to over 50 customers in financial services, insurance, healthcare, and other vertical markets. Many of our customers are leaders in these markets.

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

Year-to-Date 2003 Highlights

In 2003, we continue to complete key steps of our business turnaround. In February 2003, we reached agreement with our two major equipment leasing vendors to buy out and retire their remaining equipment leasing debt of approximately $2.9 million at a substantial discount. We have no further material equipment leases and no further bank debt. In September 2003, we settled a lease dispute with one of the landlords of our two unoccupied offices and restructured our payments beginning October 2003 and continuing through the remaining lease term. In October 2003, we completed negotiations with the other landlord on restructuring payment terms for the lease and are in the process of finalizing the new arrangement.

In February 2003, we reached agreement with Fusion Capital to terminate an unused $10 million equity line. In February 2003, Robert W. Felton, a long-time TenFold director, made an investment of $700,000 in TenFold, by acquiring unregistered TenFold common stock.

During Q3, we began shipping our first major new product, the output of our project, code named Tsunami, announced in Q4 2002. Launching Tsunami to entirely redesign and rewrite all customer-facing parts of TenFold technology was an important initiative of 2002. The Tsunami project makes a single-user version of our patented technology ubiquitously available from our web site. Tsunami includes a script that lets a person following that script both learn Tsunami and build an enterprise application in a few hours, without support from TenFold. Early feedback from Tsunami indicates that Tsunami meets our objective of making it possible for someone to discover on their own the unique Speed, Quality, and Power value proposition that TenFold offers. We expect our Tsunami distribution strategy to increase leads for our core product sales and to shorten sales cycles. During Q1, we met our goal of releasing the Tsunami demonstration and we have conducted numerous demonstrations of Tsunami to audiences in many different cities. During Q2, we met our goal of releasing beta copies of Tsunami for further testing. In September of 2003, we began shipping Tsunami to any qualified person who wanted to try it.

In September, we began a series of public announcements related to re-branding our Universal Application technology as EnterpriseTenFold.

On September 30, 2003, we announced the release of the next generation of our EnterpriseTenFold product in conjunction with its re-branding. EnterpriseTenFold is a portable, multi-user applications development and deployment platform that contains all Tsunami technologies, including the intuitive and ergonomic user-interface enhancements that enable a customer to use this technology productively with little or no training, as well as all prior Universal Application technologies. We believe that EnterpriseTenFold introduces to the industry the unique capability to automatically produce complete applications documentation that matches the application, at any time, at the click of a mouse. EnterpriseTenFold adds multiple forms of XML support, Web services, Citrix MetaFrame support, Sun Java Virtual Machine support, performance improvements for browser-based applications, and many more features described in detailed, accompanying EnterpriseTenFold ReleaseNotes. We believe that EnterpriseTenFold also significantly improves browser performance.

We have continued to build sales and marketing processes to support our emergence as a growth technology company through three complementary sales and marketing related initiatives.

•	First, we are using alliance relationships with VARs, systems integrators and software distributors in the U.S. and international markets to broaden and accelerate our distribution. We have an agreement with Sapient to provide significant services to support their implementation of GBS for Vertex’s first GBS customer. We are delivering these services in part by working with our UK Reseller, YouDevise Limited (formerly TenFold Systems UK Limited). During Q3 we expanded our alliance relationships. Best Practices, LLC, an applications developer for the small-to-medium company market, obtained an EnterpriseTenFold license and signed on as a Value Added Reseller. Protech Computer Services, Inc. acquired an EnterpriseTenFold license to develop applications for the legal applications market and signed on as a Value Added Reseller. A global systems integrator conducted substantial technology due diligence, determined that EnterpriseTenFold was the best choice for building a complex, mission critical application for a prospective global banking customer, sent a number of its executives through training and initiated a serious sales effort predicated on EnterpriseTenFold as the proposed application development platform.

•	Second, we are using our small direct sales channel to prosecute specific sales opportunities focusing on selling small, paid VersionOne projects with new accounts as a low-risk first step for potential customers to test EnterpriseTenFold for their application needs. VersionOne is our one- to two-week interactive consulting project during which one or two TenFold Speed Team members work with one or two customer developers to design, build, fully-test, and demonstrate a complete, running, initial-version of a complex application. This new sales model is intended to accelerate closure of initial proof-statement projects including limited services and small development licenses, which introduce new customers to TenFold, and lead toward larger development and deployment licenses. During Q3 and Q4, we have begun to see this approach yield new customers. In Q1 2003, one of those customers acquired a deployment license to put their first TenFold-powered system into production.

•	Third, in the first few weeks since the release of the Beta version of the single user, PC version of EnterpriseTenFold, code-named Tsunami and available without charge during its Beta program, over 200 individuals outside TenFold have installed Tsunami from tsunami.10fold.com. We believe the Beta process is demonstrating that Internet installation works smoothly, that our introduction scripts provide an expedient, capable introduction to Tsunami, and that the users are finding this to be a positive introduction to TenFold’s technology. In time, we expect Internet installation of Tsunami to become an important, low-cost, marketing and sales channel for us.

Companies using TenFold-powered applications in production today include, among others, Abbey National Bank, Allstate Insurance, Barclays Global Investors, Cedars-Sinai Medical Center, Deutsche Bank, Dresdner Bank, Franklin Templeton, iplan networks, JP Morgan Chase, MedCath, Rand Technology, and Trinity. One customer has two separate TenFold-powered applications in production. Specific customer updates include:

•	Allstate, a customer since September 1999, was TenFold’s first customer to take advantage of TenFold’s current business model and to use EnterpriseTenFold to build its own application. Allstate continues to rollout its TenFold-powered internet-enabled policy rating application to more states and lines of business. This application, which has been in production since April 2001, currently does more than 175,000 transactions weekly for multiple lines of business in many states. On June 30, 2003, Allstate completed its current use of our time-and-materials consulting services. We expect to continue to provide training and support services to Allstate, but do not expect significant further cash inflows from related time-and-materials services in 2003. The subscription period for the prior Allstate contract concluded during the quarter ended June 30, 2003. We do not expect to recognize significant revenues from Allstate in the remaining quarters of 2003. In July 2002, we notified Allstate of certain breaches by Allstate of our Agreement, as amended. We continue to work with Allstate to resolve these matters.

•	We continue to assist JP Morgan Chase, under a time-and-materials agreement, as it rolls the global securities lending application, Securities Lending Express, into production and decommissions multiple legacy systems.

•	We continue to provide support to iplan networks of Argentina, which has had the TenFold-powered Enterprise Relationship Manager application that includes sales management, customer support, customer relationship management, incident tracking, and provisioning tailored to the communications industry, in production since September 2001.

•	As part of our ongoing relationship with Vertex, a UK-based utility sector customer management and billing company, we provide support, training and other professional services. We continue to work with Vertex as they progress on the implementation of a TenFold-powered customer management and billing application, Generic Billing System (“GBS”), for their initial water company customer.

•	As part of our continuing relationships with the global systems integrator Sapient, and with our UK reseller, YouDevise Limited, we provide expertise and consulting services to support Sapient’s GBS implementation project for Vertex.

•	We continue to work with Perot Health Systems to support them as they provide Applications support to Cedars-Sinai Medical Center for the PCX application. In October 2003, we executed a time-and-materials services agreement with Cedar-Sinai and began to provide the related services.

•	Rand Technology is a relatively new customer who completely re-engineered significant, internal applications and converted from their legacy applications in under a year without requiring TenFold consulting services.

Industry Challenge

Organizations worldwide face increasing pressure to replace their legacy enterprise applications and introduce new applications as they seek to increase productivity, cut costs, introduce new products and services, address changing regulatory and competitive demands, and access new technology. But, organizations face daunting odds of failure because traditional processes for building, integrating, and deploying complex applications is costly and risky. Consequently, many organizations continue to make substantial investments to maintain legacy applications that inadequately meet current needs and do not address new business requirements. To obtain new or replacement applications, companies choose between buying a packaged software application or building a custom software application.

Organizations generally turn to independent software vendors, such as Enterprise Resource Planning (“ERP”) vendors or vertical software vendors, when seeking packaged applications. In general, packaged applications promise predictable quality and relatively quick implementation. However, packaged applications frequently require that an organization adapt its business practices to the software; ERP systems generally fail to address specific industry problems, such as patient management or securities lending; often cost considerably more than planned to implement; and, once installed, are difficult to modify to adapt to changing business needs. In addition, when an organization chooses the costly and time-consuming path of customizing a packaged application, cost and risk rise rapidly and the organization is generally inhibited from future opportunities to upgrade the packaged application when subsequent new releases are available.

Alternatively, organizations can build custom applications, either internally or with third parties. This approach promises them the functionality, flexibility, and fit they seek, but the custom applications development carries a high risk of failure, with most projects exceeding budgets and schedules, and with many projects being cancelled prior to implementation due to time delays, budget overruns, and functional or technical deficiencies. Companies often hire software integration or services firms to build and implement mission-critical applications. These firms generally engage a large number of consultants who may remain on-site for years, and may exceed budgets and schedules without producing significantly better results than internal development organizations. In addition, these firms typically do not offer ongoing product enhancements because they build custom solutions for a single customer.

Applications development projects fail because the process of building complex applications with conventional tools and approaches is very complicated and labor intensive. Designing, programming, testing, integrating, and deploying complex applications can be difficult, take a long time, be expensive, and tie up scarce IT resources. This high cost and high risk is in stark contrast to the business need for new applications that address current business practices and can be adapted quickly and easily to meet the evolving business requirements of a dynamic, highly competitive business environment.

TenFold Technology and Products

We believe TenFold’s patented EnterpriseTenFold presents a radically new approach to applications development. This approach dramatically reduces applications development and maintenance cost and time in two ways: first, by automating tedious, time-consuming, error-prone tasks that programmers would generally do; and, second, by providing an applications development tool and methodology that lets business people actively participate in applications development. EnterpriseTenFold enables organizations to directly leverage their business experience and insight and to adapt applications easily to meet changing business requirements.

EnterpriseTenFold has three key innovations that make designing, building, testing, deploying, and maintaining an application completely different from traditional programming-oriented technologies:

Innovation	Description
TenFoldTools

•     Provides a sophisticated applications developer interface that is convenient for describing applications requirements.

•     Is itself a set of easy-to-use applications with security, concurrency control, audit trails, et cetera.

•     Is a set of TenFold-powered applications, so an applications developer has the same intuitive user interface, benefits from the same Quality and Power as other applications end-users.

TenFold Dictionary

•     Saves the applications description in an RDBMS to make changing the description easy and fast.

•     Secures and manages the applications description just as an RDBMS does for any applications database data such as invoices or insurance policies.

TenFold RenderingEngine	• Reads the applications description and renders the application. • Supports using and changing an application as you describe it. • Scales to support tens of thousands of simultaneous end-users.

These EnterpriseTenFold innovations work together to automate tedious, repetitive, and error-prone tasks like writing SQL, Java, C++, or VisualBasic code. Automating tedious programming tasks lets applications developers focus their intellect and energy on solving the business problem instead of fighting technology problems.

We believe this revolutionary EnterpriseTenFold approach has important implications:

Implication	Description
Requirements are easier, faster, and more rewarding

•      Accelerates the difficult, time-consuming, resource intensive, traditional first step in applications development, Requirements.

•      Lets users enter and unambiguously record requirements with TenFoldTools.

•      Lets users see a running application as they enter requirements.

•      Lets users build and modify their application quickly, so they can gather requirements in concert with developing and using their actual application.

Power features make applications functionally richer	• Built-in TenFold RenderingEngine features make applications automatically powerful with slick Windows and browser user-interfaces, powerful database features like TimeRelation, AuditTrail, and more.

The meaning and purpose of Testing changes to everyone’s benefit

•      TenFold RenderingEngine renders a working application, so testing becomes ‘an exercise to verify the business solution,’ instead of ‘figure out where it blows up and fix it.’

•      With portions of the application running almost at the very start of the project, users can demonstrate it to business people and get feedback throughout the project, not just at the end when the project should be complete.

•      Automated regression testing tools let users capture what they want to automatically test and help them ensure that ongoing applications changes do not impact things that work as they wish.

Change is fast, responsive, and significantly (at least ten times) lower cost

•      Since changing an application involves only changing its description, change is extremely fast.

•      Automated regression testing tools make it possible to fully test a new applications version quickly and verify that new features work and that existing features still work as before.

•      Built-in change management tools automate most of the work in promoting new applications versions into production.

The EnterpriseTenFold value proposition provides three major benefits – Speed, Quality, and Power – to its customers. Speed. EnterpriseTenFold makes building complex applications at least ten times faster than other technologies so projects finish in months, not years; and labor costs go down by 90%. Quality. EnterpriseTenFold addresses eleven key attributes of quality applications. Since TenFold RenderingEngine renders an application from its description, tedious, error-prone, programming-like tasks are avoided in building or enhancing a TenFold-powered application. Thus the quality of the application is excellent. Power. EnterpriseTenFold renders an application from its description and automatically includes considerable, rich built-in functionality in the application. Interestingly, complex feature requirements, which traditionally generate complexity and a high likelihood of project failure, add little incremental cost to TenFold applications development. Just as a spreadsheet requiring more-complex formulas is not significantly more costly to build than one with only simple formulas. Solving the business problem (“determining the formula or desired solution”) is the intellectual challenge; describing your solution (“entering the formula or describing the solution”) is no more challenging for complex problems than simple problems.

EnterpriseTenFold has been in development more than 10 years, contains more than 2.5 million lines of C and C++ code, and is protected by three issued U.S. patents. With EnterpriseTenFold, business people or applications developers with little or no traditional programming skills can collaborate with IT professionals to build and maintain an application by describing the application without needing to program in C, C++, Java, HTML, Structured Query Language (“SQL”) or other programming languages and without the need to do other programming-like tasks such as designing screens and writing technical designs.

We believe EnterpriseTenFold delivers these benefits:

•	Faster development of complex transaction applications because EnterpriseTenFold automates tasks that programmers would otherwise have to do such as coding SQL, coding logic functions, managing computer-to-computer communications, and coding user interface screens;

•	Longer-lived applications that can survive changes in underlying technologies without requiring applications rewrites, because EnterpriseTenFold insulates applications from many technical changes such as new operating system and database software releases;

•	Reduced maintenance costs because there is little or no code to maintain;

•	Improved quality because EnterpriseTenFold replaces individually-coded logic with already-existing, thoroughly-tested algorithms that provide both basic and sophisticated applications behavior such as security, menuing, transaction behavior, and powerful windows and browser user interface features;

•	Greater consistency to look, feel and operation across the entire application, by replacing individually-built screen designs and transactions with a systematic, optimal, standard design and by eliminating the details of screen layout and repetitive transaction behavior from the application developer’s task list;

•	Demonstrated scalability as customers add simultaneous end-users and computing capacity; and

•	Typically sub-second response-time on properly configured hardware for most applications actions, because EnterpriseTenFold is carefully optimized to provide good performance.

In addition to the above benefits, EnterpriseTenFold has many distinguishing advanced features. The following is a partial listing of these features:

•	Portability across popular databases such as Oracle, DB2, SQL Server, Sybase, and MySQL;

•	Generation of all SQL statements for accessing and updating data, each highly optimized for each relational database;

•	Automatic screen layout to ensure consistency and quality in both Web and desktop environments;

•	Built-in support for query and update of time-varying data such as effective-dated employee records;

•	Real-time, server-supplied screen refresh of detail and summary information as underlying data changes;

•	Simplified business rule definition and optimized rule execution for workflow, posting, access control, and other sophisticated rule types;

•	Formal rule abstractions for validation, propagation, population, without requiring application developers to master complex event models;

•	Shared middle-tier caching, deferred query execution, and optimistic concurrency control to minimize database server load;

•	Codeless integration with third-party applications via real-time messages, APIs, or files based on a simple interface description including support for many different messaging layers such as Tibco, TCP/IP, MQSeries, and Pipes;

•	Application-level data synchronization between central servers and intermittently connected laptops; and

•	Guided interfaces to help end-users quickly master complex business processes.

EnterpriseTenFold is composed of components for developing, executing, integrating, and configuring applications.

Developing an Application. TenFoldTools provides a sophisticated user interface that lets applications developers describe an application without traditional programming activities. Business people or other applications developers describe the database that the application manages, transactions that business end-users use to do each end-user activity, and rules that control transaction behavior. TenFoldTools includes an application, named TenFold Librarian, itself a TenFold-powered application, that applications developers use to describe their application. TenFold AutoTest uses patented techniques to simplify and automate functional, performance, scalability and regression testing. TenFold Reporter and TenFoldAnalyzer let business people define their own reports and real-time data analysis. These applications development tools store the description of their applications objects in a relational database called TenFold Dictionary.

Executing an Application TenFold RenderingEngine is an executable program, generally deployed in various configurations on multiple client and server computers, that reads an applications description from TenFold Dictionary and runs as that application. TenFold RenderingEngine has these four major components:

Component	Description
TenFold Client

The TenFoldClient part of the TenFold RenderingEngine typically runs on a client computer and interacts with you as you use a TenFold-powered application. TenFoldClient is a feature-rich, secure, portable, and graphical, transaction-execution environment that implements transaction requirements that applications developers describe in the TenFold Dictionary.

TenFoldClient includes TenFold Browser UI Library, TenFold Windows UI Library, TenFold TransactionManager, TenFold FrameComposer, TenFold FrameManager, TenFold GraphicInterface Library, TenFold TransactionEngine, and TenFold GraphicInterface standard.

TenFold Server

The TenFoldServer part of the TenFold Rendering Engine typically runs on a server computer and provides non-visible applications services. TenFoldServer provides an open-to-industry-standards messaging layer, applications server technologies, and standard business engines, and distributes data-intensive and computing-intensive processing across multiple server computers and multiple distributed databases.

TenFoldServer includes TenFold Security Library, TenFold Server Manager, TenFold FastConnect, TenFold Messages Library, TenFold Scheduler, TenFold Network Library, TenFold BusinessEngines, and TenFold Messages standard.

LogicXpress

The LogicXpress part of the TenFold RenderingEngine includes TenFold Language for describing complex applications logic, reports, and processes, and technologies to compile, distribute, and efficiently run that logic portably across the various client and server computers on which you deploy an application.

LogicXpress includes TenFold Compiler, TenFold Interpreter, TenFold MetaFile Library, TenFold Language, and TenFold MetaFile standards.

TenFold Kernel

The TenFoldKernel part of the TenFold RenderingEngine provides rich, portable, data-related functionality and powerful, standard, basic-applications functions to other TenFold RenderingEngine components. TenFoldKernel provides a dictionary-driven, read-write set interface to supported relational databases, and provides optimal performance, guaranteed portability, low development cost, low maintenance cost, and rich functionality to both applications and EnterpriseTenFold.

TenFoldKernel includes TenFold Database Library, TenFold OptionsFile Library, TenFold Validation Library, TenFold Knobs&Dials Library, TenFold Error Library, TenFold CommonRoutines Library, and TenFold OperatingSystem Library.

Integrating an Application. EnterpriseTenFold integration tools connect a TenFold-powered application to other applications, both within a company and at its customers and suppliers. Whether exchanging files, directly accessing another database, or using real-time messaging, integration developers codelessly describe the path that data follows to interface with typically-inflexible legacy or third party applications. Applications developers can convert and cleanse data during its passage to or from a TenFold-powered application.

Configuring an Application. EnterpriseTenFold supports leading relational databases, server operating systems, client operating systems, Web servers and browsers, and communications systems. EnterpriseTenFold is highly configurable so that it can distribute components of EnterpriseTenFold RenderingEngine across many computers to provide n-tier processing or run on a single computer. Configuration options let customers tune performance and scalability by configuring EnterpriseTenFold to match underlying hardware and software environment. EnterpriseTenFold design simplifies adding support for additional technologies to respond to customer needs and emerging new technology market changes.

TenFold ComponentWare

TenFold ComponentWare is a family of pre-written applications components that easily plug into EnterpriseTenFold to extend its functionality without programming. For example, PowerBilling provides a robust suite of billing transactions, engines, and features. PowerAccounting makes it easy to include accounting-system integration to application descriptions.

TenFold Services

We offer basic and advanced applications development training; EnterpriseTenFold maintenance training; assistance in building, implementing, and maintaining applications; and customer and technical support.

Training

We offer training so that customers can learn how to successfully build, implement, operate, maintain, and evolve their applications. TenFold University offers professional certification programs to applications developers, end-users, information technology professionals, and training professionals who need to understand EnterpriseTenFold, TenFold ComponentWare, EnterpriseTenFold integration tools, and TenFold applications products. Training programs include classroom instruction, detailed courseware, and on-site training. Under certain circumstances, we also provide EnterpriseTenFold maintenance training, so that strategic customers and partners can learn about the internal workings of EnterpriseTenFold by working with TenFold’s Development department.

Applications Development and Implementation Services

We offer services to help customers build, implement, operate and maintain their applications. Applications development services include helping customers identify requirements and describe their application using EnterpriseTenFold. Implementation services include converting and cleansing legacy data, integrating with other applications, running parallel application testing, and managing the implementation project.

Customer and Technical Support

We provide our customers who purchase support services with new releases of EnterpriseTenFold as new releases become available and various levels of on-site and telephone support.

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

Results of Operations

For the three months ended September 30, 2003, we had revenues of $4.6 million, operating income of $469,000, and net income of $472,000. This compares to revenues of $8.1 million, an operating loss of $14,000, and a net loss of $77,000 for the same period of 2002.

For the nine months ended September 30, 2003, we had revenues of $23.5 million, operating income of $10.5 million, and net income of $12.8 million. This compares to revenues of $19.9 million, an operating loss of $5.7 million, and a net loss of $5.5 million for the same period of 2002.

The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold’s statements of operations to total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
License	—	—	—	1%
Subscription	—	54%	45%	52%
Services and other	100%	46%	55%	47%

Total revenues	100%	100%	100%	100%

Operating expenses:
Cost of revenues	64%	32%	32%	51%
Sales and marketing	7%	8%	3%	9%
Research and development	19%	25%	12%	27%
General and administrative	15%	21%	11%	33%
Special charges	(15)%	14%	(3)%	9%

Total operating expenses	90%	100%	55%	129%

Income (loss) from operations	10%	—	45%	(29)%
Total other income (expense), net	—	(1)%	10%	(1)%

Income (loss) before income taxes	10%	(1)%	55%	(30)%
Provision (benefit) for income taxes	—	—	—	(3)%

Net income (loss)	10%	(1)%	55%	(27)%

Revenues

Total revenues decreased $3.5 million, or 44 percent, to $4.6 million for the three months ended September 30, 2003, as compared to $8.1 million for the same period in 2002. This decrease in total revenues is primarily due to having no subscription revenues during the three months ended September 30, 2003, as our existing subscription contracts reached the end of their subscription periods during the quarter ended June 30, 2003. The decrease in subscription revenues was partially offset by an increase in service revenues.

For the nine months ended September 30, 2003, total revenues increased $3.5 million, or 18 percent, to $23.5 million as compared to $19.9 million for the same period in 2002. This increase in total revenues is primarily due to a higher volume of services during the nine months ended September 30, 2003 as compared to the same period in 2002.

We had no subscription revenues for the three months ended September 30, 2003, as compared to $4.3 million for the same period in 2002. For the nine months ended September 30, 2003, and 2002 subscription revenues were $10.4 million in each period. Subscription revenues represent revenue from contracts that include a subscription to new product releases on a “when and if available” basis. For certain contracts, including a subscription to future software products when and if they become available, we recognize the fees for the software products ratably over the subscription term beginning with delivery of the first software product. For contracts that include a service element for which the fair value is undeterminable, and the contract includes a subscription to new product releases on a “when and if available basis,” we recognize the entire contract fee ratably over the subscription period as subscription revenue. During the quarter ended June 30, 2003, our existing subscription contracts reached the end of their subscription periods, and we recognized the final remaining subscription revenue for these contracts.

Services and other revenues increased $800,000, or 21 percent, to $4.5 million for the three months ended September 30, 2003, as compared to $3.7 million for the same period in 2002. For the nine months ended September 30, 2003, services and other revenues increased $3.7 million, or 39 percent, to $13.0 million as compared to $9.3 million for the same period in 2002.

Service and other revenues increased in part due to providing a higher volume of time-and-material services during the three and nine months ended September 30, 2003 as compared to the same periods in 2002. Services and other revenues for the three and nine months ended September 30, 2003 also include $400,000 and $900,000, respectively, from the reduction over time of a guarantee on one contract as described in more detail below under Guarantees. Services and other revenues for the nine months ended September 30, 2003 also include $600,000 recognized upon completion of training obligations associated with a contract signed in 2002.

We continue to actively seek sales to new customers. However, we continue to face a challenging sales environment, and it is unclear when we can expect to achieve significant sales to new customers.

Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel and contractors to provide applications development and implementation, support, and training services. Cost of revenues increased $279,000, or 11 percent, to $2.9 million for the three months ended September 30, 2003, as compared to $2.6 million for the same period in 2002. This increase was primarily due to a higher number of contractors working on customer projects. For the nine months ended September 30, 2003, cost of revenues decreased $2.8 million, or 28 percent, to $7.4 million as compared to $10.2 million for the same period in 2002. This decrease was primarily due to a smaller number of personnel working on customer projects, and support and training activities.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses decreased $326,000, or 52 percent, to $298,000 for the three months ended September 30, 2003, as compared to $624,000 for the same period in 2002. For the nine months ended September 30, 2003, sales and marketing expenses decreased $969,000, or 55 percent, to $788,000 as compared to $1.8 million for the same period in 2002. The decrease in sales and marketing expenses was primarily due to having fewer sales and marketing employees in 2003.

Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $1.2 million, or 57 percent, to $862,000 for the three months ended September 30, 2003, as compared to $2.0 million for the same period in 2002. For the nine months ended September 30, 2003, research and development expenses decreased $2.5 million, or 48 percent, to $2.8 million as compared to $5.3 million for the same period in 2002. Research and development expenses decreased due primarily to having fewer research and development employees in 2003.

General and Administrative. General and administrative expenses consist primarily of allowances for doubtful accounts, the costs of executive management, finance and administrative staff, recruiting, business insurance, and professional fees. General and administrative expenses decreased $1.0 million, or 59 percent, to $697,000 for the three months ended September 30, 2003, as compared to $1.7 million for the same period in 2002. For the nine months ended September 30, 2003, general and administrative expenses decreased $3.9 million, or 59 percent, to $2.7 million as compared to $6.6 million for the same period in 2002. General and administrative expenses decreased due primarily to having a smaller scale of operations and fewer general and administrative employees, lower legal expenses from the settlement of legal matters, and reduced financing related expenses in 2003.

Special Charges. Special charges for the three and nine months ended September 30, 2003 include restructuring charge adjustments of $(578,000) and asset loss impairment adjustments of $(95,000). Special charges for the three months ended September 30, 2002 include restructuring charges of $1.1 million. Special charges for the nine months ended September 30, 2002 include restructuring charges of $1.7 million and a $24,000 asset impairment charge.

2003 Restructuring Charges. During the three and nine months ended September 30, 2003, we recorded restructuring charge adjustments of $(578,000) to reduce previously accrued restructuring charges for negotiated reductions in remaining lease payments due for unoccupied properties, and to reflect higher sublease income received than previously estimated.

2003 Asset Impairment Charges. During the three and nine months ended September 30, 2003, we recorded asset loss provision adjustments of $(95,000) to eliminate remaining estimated asset loss accruals that were no longer necessary upon our completing the return of previously leased equipment.

2002 Restructuring Charges. During the three and nine months ended September 30, 2002, we incurred restructuring charges of $1.1 million and $1.7 million, respectively, including $1.1 million, related to termination of the unoccupied portions of our South Jordan Utah headquarters lease, and $562,000, related to adjustments made to prior restructuring estimates.

2002 Asset Impairment Charges. During the nine months ended September 30, 2002, we identified $24,000 of fixed assets that had no future value to us and were no longer in active use, and accordingly recorded an asset impairment charge of $24,000 for the nine months ended September 30, 2002.

Restructuring reserves are included in accounts payable and accrued liabilities at September 30, 2003. Detail of the restructuring charges as of and for the nine months ended September 30, 2003 are summarized below (in thousands):

	Balance at December 31, 2002	New Charges	Adjustments	Utilized	Balance at September 30, 2003
Restructuring Charges:
Facilities related	$1,565	—	(578)	(38)	$949

	$1,565	$—	$(578)	$(38)	$949

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

Total Other Income, net

Net total other income was $3,000 for the three months ended September 30, 2003, as compared to $(58,000) for the same period in 2002. Net total other income was $2.4 million for the nine months ended September 30, 2003, as compared to $(295,000) for the same period in 2002. Net total other income for the nine months ended September 30, 2003 included a gain of approximately $2.2 million that we recognized on the retirement of capital lease obligations at a significant discount to their carrying value.

Provision for Income Taxes

There was no provision for income taxes for the three months ended September 30, 2003, as compared to a provision of $5,000 for the same period in 2002. The provision for income taxes for the nine months ended September 30, 2003 of $17,000 relates primarily to foreign taxes and reversing a portion of our valuation allowance attributable to the current operating income. The $5,000 provision for income taxes for the three months ended September 30, 2002 relates primarily to foreign taxes. The $496,000 benefit for income taxes for the nine months ended September 30, 2002 relates primarily to reversing accrued Federal alternative minimum taxes from 2001 due to tax legislation enacted in 2002.

At September 30, 2003, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

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

Previously, risks relating to revenue recognition also included the judgment required to determine fixed-price project completion percentages, fixed-price project profit or loss projections, and forecasting of fixed-price project end-dates. However, during the year ended December 31, 2002 we converted our remaining on-going legacy fixed-price contracts to time-and-materials arrangements. As a result, we have no significant on-going fixed-price contracts at September 30, 2003.

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

Liquidity and Capital Resources

During 2002 and continuing into 2003, we improved our cash flow through a variety of means, including carefully managing our accounts receivable and generating additional cash inflows wherever possible from our existing customer base, and continuing to reduce our operating cash outflows wherever possible, including negotiating the elimination or reduction of liabilities, and further restructuring of our operations, with the goal of providing a cash flow positive basis for continuing operations. For the nine months ended September 30, 2003, our change in cash was $428,000 compared to $(8.5) million for the same period of the prior year.

Net cash provided by operating activities was $155,000 for the nine months ended September 30, 2003 as compared to $(11.8) million for the same period in 2002. The increase in cash flow provided by operating activities results from maintaining and building our ongoing services base in existing customer accounts and from the significant restructuring and other actions we have taken during 2002 and continuing into 2003 to reduce cash outflows.

Net cash provided by investing activities was $102,000 for the nine months ended September 30, 2003 as compared to $7.8 million for the same period in 2002. During the nine months ended September 30, 2002, we sold two buildings and related land in San Rafael, California for proceeds of $2.4 million (before repayment of related notes payable). The decreases to restricted cash of $5.9 million for the nine months ended September 30, 2002, were primarily from our releasing restricted cash to landlords in connection with termination of excess office space in San Francisco, California; Chicago, Illinois; and Salt Lake City, Utah.

Net cash provided by financing activities was $171,000 for the nine months ended September 30, 2003 as compared to $(4.5) million for the same period in 2002. Net cash provided by financing activities for the nine months ended September 30, 2003 included net cash proceeds of $666,000 from the sale of 3,888,889 shares of common stock to a member of our Board of Directors. During the three months ended March 31, 2003 we made payments of approximately $588,000 to retire capital lease obligations at a significant discount. Net cash used by financing activities for the nine months ended September 30, 2002 was primarily for repayment of notes payable related to our sale of two buildings and related land in San Rafael, California; and principal payments on other notes and capital leases.

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenue balances of $7.6 million at September 30, 2003 and $20.3 million at December 31, 2002. The decrease in deferred revenues from December 31, 2002 to September 30, 2003 was primarily a result of our recognizing as revenues the remaining previously deferred subscription revenues from our existing subscription contracts as these contracts reached the end of their subscription periods during the quarter ended June 30, 2003. When over time we recognize deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

In order to strengthen our financial foundation, we have taken aggressive steps to restructure our operations through work force reductions, terminating leases or subleasing facilities, negotiating significantly discounted debt retirements, and other operational cost-saving measures. We have made significant progress reducing operating cash outflows during 2001, 2002 and continuing into 2003. Progress made in 2003 includes:

•	During February 2003, we executed agreements with our two major equipment lessors to buy out and fully retire their equipment lease debt at a substantial discount, and return substantially all the related equipment.

•	During February 2003, we sold 3,888,889 shares of common stock to a member of our Board of Directors for a total purchase price of $700,000.

Although we believe we are making good progress towards strengthening our financial foundation, substantial challenges and risks remain:

•	While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent auditors’ report on our December 31, 2002 financial statements, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern.

•	We are substantially dependent on a small number of large customers for most of our cash inflows. One of those customers, Allstate Corporation, completed its current use of our time- and-materials consulting services on June 30, 2003 around their application, Interlink, which has been in production since May 2001. We continue to provide training and support services to Allstate, but do not expect further significant cash inflows from additional time-and-materials consulting during the remainder of 2003.

•	We continue to face a challenging sales environment, and it is unclear when we can expect to achieve significant sales to new customers.

•	We may need to raise additional capital in the near term, and it is unclear if additional sources of financing will be available upon acceptable terms.

•	We are overdue in paying some creditors who could take actions against us.

•	We may still have one outstanding former customer litigation matter with SkyTel Communications, Inc. In July 2003, the U.S. District Court dismissed the case without prejudice, based on incorrect information, which TenFold immediately clarified for the Court. TenFold has not received any further notice. See Note 9 of Notes to Condensed Consolidated Financial Statements for more information.

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

See “Factors that May Affect Future Results and Market Price of Stock” for more information about risks facing TenFold.

Disclosure about Contractual Obligations and Commercial Commitments

The following table sets forth certain contractual obligations recorded in the condensed consolidated financial statements and summary information is presented in the following table (in thousands):

	As of September 30, 2003
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Capital Lease Obligations	$37	—	—	—	$37
Real Estate Operating Leases	1,554	1,606	—	—	3,160

Total Contractual Cash Obligations	$1,591	$1,606	$—	$—	$3,197

Real Estate Lease Obligations

The real estate operating leases above include $1.5 million of restructured real estate lease obligations which have not been reduced by sublease income of $592,000 due from sublease tenants. In the Condensed Consolidated Balance Sheet at September 30, 2003, these obligations are included in accounts payable and accrued liabilities, net of the related sublease income. On September 30, 2003, we settled a lease dispute with one of our landlords and agreed to make restructured payments beginning October 1, 2003 and continuing through the remaining term of the lease. At September 30, 2003, we were in default under one additional leases for overdue lease payments. That landlord had demanded past due payments totaling approximately $264,000 but not taken legal action. We have completed negotiations with this landlord on restructuring the payment terms for this lease and are in the process of finalizing the new arrangement.

In addition to the Contractual Obligations shown in the table above, we have the following other commitments:

Guarantees

As of September 30, 2003, we had two remaining contracts subject to guarantees.

We have received cash payments under one contract totaling $9.5 million through September 30, 2003 that are subject to potential refund under the related guarantee. We have a deferred revenue balance of $5.7 million related to this contract, and $2.7 million in accrued liabilities under a related contract, included in the accompanying Condensed Consolidated Balance Sheet at September 30, 2003.

During the year ended December 31, 2002, we converted the remaining work under the other contract to a time-and-materials arrangement, and reduced the guarantee from over $5 million to $1.5 million. During the quarter ended June 30, 2003, we revised the terms of this contract’s guarantee such that the $1.5 million guarantee draws down over the passage of time during 2003 in monthly amounts, with the final two monthly reductions totaling $400,000 also contingent on achievement of certain milestones. This reduced the guarantee from $1.5 million to $600,000 as of September 30, 2003. We recognized this reduction as revenue during the nine months ended September 30, 2003 and have a related deferred revenue balance of $600,000 at September 30, 2003, which is included in our consolidated deferred revenue balance at September 30, 2003 in the accompanying Condensed Consolidated Balance Sheet.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our results of operations and financial position.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance may have been accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances). The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This Statement is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted in the quarter ended June 30, 2003 and did not have a material impact on our results of operations or financial position.

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

If we file for bankruptcy protection, either voluntarily or involuntarily, or sell all or substantially all our assets, it is unlikely that our existing stockholders would receive any value for their stock

We are overdue in paying some creditors, including service providers and a landlord of an unoccupied office lease. We are in discussions to reduce or eliminate these liabilities. If we are unsuccessful in maintaining sufficient cash flow, or in certain circumstances as a result of actions that could be taken by a group of unsecured creditors, we might be forced to into the bankruptcy process. If we become a debtor in bankruptcy for these or any other reasons, it is unlikely that our existing stockholders would receive any value for their stock.

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

Our future prospects are difficult to evaluate

In light of our operating results for recent periods and the national economic downturn in the technology sector, it is difficult to evaluate our future prospects. There can be no assurance that we will be able to successfully complete any current or new projects. In the past we received customer complaints concerning some of our projects. Although we have substantially changed the business model under which we sold and delivered business that generated customer complaints, we cannot be certain that we will not receive more customer complaints in the future. Additionally, our failure to successfully complete any current or new projects may have a material adverse impact on our financial position and results of operations. We cannot be certain that our business strategy will succeed.

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

We are substantially dependent on a small number of large customers and the loss of one or more of these customers may cause revenues and cash flow to decline

We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of large customers. For the nine months ended September 30, 2003, Allstate accounted for 47 percent of our total revenues, JP Morgan Chase accounted for 22 percent, and Sapient accounted for 22 percent. Significant reductions in the amount of business they conduct with us could materially and adversely affect our business, results of operations, financial position and liquidity. Replacing the loss of a large customer is unpredictable. In the future, revenues from a single customer or a few large customers may constitute a significant portion of our total revenues and cash inflows in a particular period. The volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not continue to purchase licenses or services from us in a subsequent period. We continue to provide training and support services to Allstate, but we do not expect Allstate to account for a significant percentage of our revenues during the second half of 2003 since Allstate’s contract reached the end of its subscription period, and Allstate completed its use of our time-and-materials services for application implementation during the first half of 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally for more information concerning our customers and revenues.

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

We are involved in litigation and disputes and may in the future be involved in further litigation or disputes that may be costly and time-consuming, and if we suffer adverse judgments, our operating results could suffer

We have been recently involved in litigation with a former customer (in July 2003, the U.S. District Court dismissed the case without prejudice) and in a class action suit against more than 300 issuers involving the underwriters of those issuer’s initial public offerings. We may in the future face other litigation or disputes with customers, employees, business partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity. See Note 9 of Notes to Condensed Consolidated Financial Statements for more information.

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

Our sales cycle is lengthy and subject to delays and these delays could cause our operating results to suffer

We believe that a customer’s decision to purchase our software involves a significant commitment of resources and is influenced by customer budget cycles. To successfully sell our products, we generally must educate our potential customers regarding the use and benefit of our products. Historically, this has required significant time and resources. Consequently, the period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy budgeting, approval, and competitive evaluation processes that typically accompany significant capital expenditures. Historically, our sales cycles have been lengthy and variable, typically ranging between three to twelve months from initial contact with a potential customer to the signing of a contract. In addition, the national economic downturn has caused current and potential customers to delay or change their purchasing decisions. Sales delays could cause our operating results to vary widely. There can be no assurance that we will not experience sales delays in the future. In addition, we face a challenging sales environment and there can be no assurance that we will have sales in the future.

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

Our growth and success depends on our ability to license EnterpriseTenFold and other software products; however, we have limited experience licensing EnterpriseTenFold or other products to date

As we change our business strategy to licensing EnterpriseTenFold and other software products, the success of our business is dependent, in part, upon our ability to license those products. If our strategy for marketing EnterpriseTenFold and our other products is unsuccessful, or if we are unable to license EnterpriseTenFold and/or other products successfully, or within the time frames anticipated, our revenues and operating results will suffer.

A loss of Nancy M. Harvey, Jeffrey L. Walker, or any other key employee could impair our business

Our industry is competitive and we are substantially dependent upon the continued service of our existing executive personnel, especially Nancy M. Harvey, President, Chief Executive Officer and Chief Financial Officer. Furthermore, our products and technologies are complex and we are substantially dependent upon the continued service of our senior technical staff, including Jeffrey L. Walker, Chairman of the Board of Directors, Executive Vice President, and Chief Technology Officer. If a key employee resigns to join a competitor or to form a competing company, the loss of the employee and any resulting loss of existing or potential customers to the competing company would harm our business. We do not carry key-man life insurance on any of our key employees. We have entered into an employment agreement with our President, Chief Executive Officer, and Chief Financial Officer, Nancy M. Harvey. However, the agreement does not ensure continued service to TenFold. In the event of the loss of key personnel, there can be no assurance that we would be able to prevent their unauthorized disclosure or use of our technical knowledge, practices, or procedures.

Our failure to attract and retain highly skilled employees, particularly project managers and other senior technical personnel, could impair our ability to complete projects and expand our business

Our services business is labor intensive. Our success will depend in large part upon our ability to attract, retain, train, and motivate highly skilled employees, particularly project managers and other senior technical personnel. Any failure on our part to do so would impair our ability to adequately manage and complete existing projects, bid for and obtain new projects, and expand business. There exists significant competition for employees with the skills required to perform the services we offer. Qualified project managers and senior technical staff are in great demand and are likely to remain a limited resource for the foreseeable future. The collapsing of our vertical business group structure along with our restructuring and related headcount reductions, may make it more difficult for us to retain and compete for such employees. In addition, many of the stock options that we granted to employees are priced in excess of the current market price of our common stock. There can be no assurance that we will be successful in retaining, training, and motivating our employees or in attracting new, highly skilled employees. If we are unsuccessful in this effort or if our employees are unable to achieve expected performance levels, our business will be harmed.

If we cannot protect or enforce our intellectual property rights, our competitive position would be impaired and we may become involved in costly and time-consuming litigation

Our success is dependent, in part, upon our proprietary EnterpriseTenFold technology and other intellectual property rights. If we are unable to protect and enforce these intellectual property rights, our competitors will have the ability to introduce competing products that are similar to ours, and our revenues, market share, and operating results will suffer. To date, we have relied primarily on a combination of patent, copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have been issued three patents in the U.S. and intend to continue to seek patents on our technology when appropriate. There can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. The laws of some countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. This litigation could result in substantial costs and diversion of resources that would harm our business.

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

International political and economic uncertainty could have an adverse impact on our business and on our operating results

Revenues from customers outside of North America were approximately 47 percent of total revenues for the three months ended September 30, 2003 as compared to 13 percent of total revenues for the same period in 2002. For the nine months ended September 30, 2003, revenues from operations outside of North America were approximately 28 percent as compared to 21 percent of total revenues for the same period in 2002. The international political and economic uncertainty caused by the ongoing war on terrorism may adversely impact our ability to continue existing relationships with our foreign customers and to develop new business abroad.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2003, we had cash and cash equivalents of $4.3 million, and restricted cash of $73,000. Substantially all of the cash equivalents consist of highly liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the September 30, 2003 rates would cause the fair value of these cash investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and institutions, and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instruments. We do not own any equity investments, and therefore, we do not currently have any direct equity price risk.

Currency Risk

Our operations include some transactions with customers and partners in the United Kingdom. Some of these transactions are denominated in British pounds. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of receivables or payables denominated in British pounds decreases. When the U.S. dollar weakens against the British pound, the value of receivables or payables denominated in British pounds increases. The monetary activities which are impacted by foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the September 30, 2003 rate would cause the fair value of such monetary assets and liabilities denominated in British pounds to change by approximately $44,000. We are not currently engaged in any foreign currency hedging activities.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Nancy Harvey (Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, Ms. Harvey concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended September 30, 2003.

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
October 29, 2003