Form 10-K
period 2003-12-31
TENFOLD CORP /UT
filed 2004-03-22
CIK 1051118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Market value of shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2003 was approximately $26,251,000. Shares of Common Stock held by each current executive officer and director, and by each person who is known by the registrant to own 10 percent or more of the outstanding Common Stock, have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 10 percent of the outstanding common stock for purposes of the preceding calculation is based solely on information known by the Company and is as of June 30, 2003. This determination of affiliate status is not a conclusive determination for other purposes.

As of January 31, 2004, there were 45,978,898 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TENFOLD CORPORATION

2003 FORM 10-K AND ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results or the Market Price of Stock.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q.

PART I

Item 1.	Business

Business Overview

TenFold is the provider of EnterpriseTenFold™ (formerly “Universal Application”), a software applications platform that reduces enterprise applications design, development, deployment, and maintenance timeframes and costs. EnterpriseTenFold automates most of what applications programmers typically do, and empowers small teams of business people and information technology (“IT”) professionals to design, build, test, deploy, and maintain complex, transaction-intensive applications, with significantly reduced demand on scarce IT resources as compared to other applications development approaches. Using a small team of business people supplemented with IT professionals for rapid applications development is a significant change from the industry-standard approach that relies on large teams of IT professionals who expend significant numbers of person years of effort to design, program, test, change, and deploy enterprise applications. We believe that with EnterpriseTenFold, customers get high-quality, complex enterprise applications into production faster and at significantly lower cost than with other applications development technologies.

We believe EnterpriseTenFold has two unique attributes that make building complex, database-intensive and transaction-intensive applications substantially cheaper, easier, and faster than traditional applications development methodologies. First, because EnterpriseTenFold automates most of what applications programmers typically do and automatically includes advanced applications functionality, we believe customers get more powerful, higher quality applications faster and at a fraction of the cost of traditional programming approaches. Second, since TenFold-powered applications development provides a tool and methodology that business people can effectively use, we believe it enables organizations to directly leverage their business experience and insight and to adapt applications easily to meet changing business requirements.

We believe EnterpriseTenFold offers three unique benefits to its customer.

1.	Speed. EnterpriseTenFold lets a small team of business people and IT professionals build and enhance high-quality, high-performance, powerful applications very quickly. EnterpriseTenFold lets a trained team build a complex application faster than with other technology because building an application using EnterpriseTenFold requires only describing applications features and functionality. Other applications development technologies also let you build and enhance applications, but most require large teams of programmers, take longer, and are risky for complex applications. The high failure rate of most complex applications development projects suggests that other applications development technologies often lead to project cost and schedule overruns, applications quality problems, and sometimes project cancellations.

2.	Quality. EnterpriseTenFold includes the TenFold RenderingEngine, which renders an application from its description. With EnterpriseTenFold, there is no need to write or test newly-written code in the building of an application. Thus, it is unlikely for the application to have defects. We believe that a TenFold-powered application works just as you described for it to work; it may not do what you want but it does do what your description says for it to do. Consequently, we believe that TenFold-powered systems are much higher quality than most other applications.

3.	Power. The TenFold RenderingEngine contains thousands of features that make any TenFold-powered application much more functionally-rich than the same application that a programmer-staffed applications development team could pragmatically afford to build. TenFold-powered applications have thousands of clever, powerful features unavailable in most other applications.

Our business model focuses on providing EnterpriseTenFold and our assistance through time-and-materials consulting, training, and support, to customers who use their own business teams and our services partners to build and maintain applications.

Business History

We founded TenFold in 1993. We spent the first several years primarily developing our patented EnterpriseTenFold technology. In 1996, we began using EnterpriseTenFold to build applications for customers. In 1999, we completed our initial public offering. In 1999 and early 2000, we tested a new business model which included selling large custom application development projects with a unique-in-the-industry “money-back guarantee”, and simultaneously structuring the company to launch and build on an accelerated time frame, eight separate vertical market facing applications product companies. Beginning in 2000, we experienced several difficult quarters and faced significant financial, legal, and operational issues. We incurred substantial, increasing losses from operations in the last three quarters of 2000, including a $55 million operating loss in the fourth quarter of 2000.

Starting in the second half of 2000 and continuing through today, we have taken steps to refocus TenFold to its roots as a software applications platform technology company, deal with the liabilities that arose as a result of the interim business model, and restore the company to sound business health.

During 2001, we refocused TenFold back to being a technology company. We consolidated operations into one corporate organization to reduce costs and improve our core delivery and operational infrastructure. We significantly reduced our operating costs through headcount reductions, lease renegotiations and terminations, and other cost-control measures. During 2001, we improved customer satisfaction and sold additional products and services to existing customers. We began promoting EnterpriseTenFold to customers desiring to use it to build applications. We suffered a setback following the events of September 11, 2001, after which we lost two of our largest customers and restructured TenFold again. In November 2001, we entered into an expanded relationship with Allstate Insurance Company (“Allstate”), which represented our first significant transaction under our new sales and business model.

During 2002, we continued our business turnaround and built the business and marketing foundation for our emergence as a growth technology company by continuing to meet customer expectations and establishing new EnterpriseTenFold sales and marketing channels. We made substantial improvements in our business positioning and operations as part of a comprehensive turnaround effort. We significantly reduced quarterly cash outflows with the goal of providing a cash flow positive basis for continuing operations by: renegotiating several major property leases thereby reducing immediate cash obligations and reducing our long-term obligations by over $51 million in the aggregate; retiring our entire bank debt by making payment of a substantially reduced amount; and, continuing operational restructuring to better align capacity with current cash flow. We continued to settle legacy litigation matters, bringing to a total of ten the number of disputes related to our interim business model that were satisfactorily settled without any admission of fault or payment by us except for the self-insurance retentions; entered into an agreement to settle a shareholder lawsuit that subsequently settled in 2003; and, concluded a settlement with the Securities and Exchange Commission without paying any fine or civil penalty or needing to restate our financial statements.

During 2002, we continued to reach important milestones with key customers. We provided EnterpriseTenFold technology and supporting services to 21 customers, 16 of whom have put EnterpriseTenFold-powered applications in production.

We made progress in establishing strategic distribution alliances and value added resellers (“VAR”) relationships that we believe will accelerate and broaden market distribution of EnterpriseTenFold for us at a significantly lower cost and greater speed than we could achieve on our own. During 2002, we entered into distribution relationships including:

•	a strategic alliance with a global systems integrator, Sapient Corporation;

•	a strategic alliance with Perot Systems Corporation, focused around accelerated penetration of the healthcare industry; and, with

•	youDevise Limited (formerly TenFold Systems UK Limited), which will distribute TenFold products and provide services to UK customers.

During 2002, we began to enter into VAR relationships around EnterpriseTenFold-powered applications. Under these VAR relationships:

•	3Genesis can resell an EnterpriseTenFold-powered customer management, billing, and financial management application in the communications industry worldwide;

•	PCX Systems, LLC (“PCX Systems”), a subsidiary of Cedars-Sinai Medical Center, can resell EnterpriseTenFold in connection with the sale of the Patient Care Expert application in the hospital and healthcare provider market globally;

•	Redi2 Corporation can resell TenFold Revenue Manager to investment managers;

•	Vertex, a UK-based utility sector customer management and billing company can resell the utility and telecommunications industries focused customer management and billing application, Generic Billing System (GBS), to their customers and others in the utility and telecommunications industries. In late 2002, Vertex completed its first sale of GBS to a large water company in the UK.

As a consequence of these and other steps, our business performance during 2002 continued to improve as reflected in several key financial metrics, including that quarterly operating and net losses were changed from losses to profits for the fourth quarter of 2002 and we generated cash from operations in the fourth quarter of 2002.

2003 Highlights

In 2003, we continued to complete key steps of our business turnaround. In February 2003, we reached agreement with our two major equipment leasing vendors to buy out and retire their remaining equipment leasing debt of $2.9 million at a substantial discount. We have no further material equipment leases and no further bank debt. In September 2003, we settled a lease dispute with one of the landlords of our two unoccupied offices and restructured our payments beginning October 2003 and continuing through the remaining lease term. In October 2003, we completed negotiations with the other landlord on restructuring payment terms for the lease and have finalized the new arrangement.

In February 2003, we reached agreement with Fusion Capital to terminate an unused $10 million equity line. In February 2003, Robert W. Felton, a long-time TenFold director, made an investment of $700,000 in TenFold, by acquiring unregistered TenFold common stock.

In December 2003, we closed a private placement of 5 million shares of restricted common stock, with no warrants, which we sold at $2.00 per share (before related fees and expenses). This strengthened our balance sheet and provided an opportunity for a new group of investors to obtain a meaningful investment in TenFold.

During Q3 2003, we began shipping our first major new product (the single user PC version of EnterpriseTenFold), the output of our project, code named Tsunami, announced in Q4 2002. Launching Tsunami to redesign and rewrite customer-facing parts of TenFold technology was an important initiative of 2002. The Tsunami project makes a single-user version of our patented technology available over the internet. Tsunami includes a script that lets a person who so desires to follow that script both learn Tsunami and build an enterprise application in a few hours. During Q1 2003, we met our goal of releasing the Tsunami demonstration and we have conducted numerous demonstrations of Tsunami to audiences in many different cities. During Q2 2003, we met our goal of releasing beta copies of Tsunami for further testing. In September of 2003, we began shipping Tsunami without charge during its Beta program to any qualified person who wanted to try it.

On September 30, 2003, we announced the release of the next generation of our EnterpriseTenFold product. EnterpriseTenFold is a portable, multi-user applications development and deployment platform that contains all Tsunami technologies, including the user-interface enhancements that enable a customer to use this technology productively with little training, as well as all prior EnterpriseTenFold technologies. We believe that EnterpriseTenFold introduces to the industry an innovative capability to automatically produce complete applications documentation that matches the application, at any time, at the click of a mouse. EnterpriseTenFold adds multiple forms of XML support, Web services, Citrix MetaFrame support, Sun Java Virtual Machine support, performance improvements for browser-based applications, and many more features described in detailed, accompanying EnterpriseTenFold ReleaseNotes. We believe that EnterpriseTenFold also significantly improves browser performance.

We have continued to build sales and marketing processes to support our emergence as a growth technology company through three complementary sales and marketing related initiatives.

•	First, we are developing alliance relationships with VARs, systems integrators and software distributors in the U.S. and international markets. We have an agreement with Sapient to provide significant services to support their implementation of GBS for Vertex’s first GBS customer. We are delivering these services in part by working with our UK Reseller, youDevise Limited. During Q3 we expanded our alliance relationships. Best Practices, LLC, an applications developer for the small-to-medium company market, obtained an EnterpriseTenFold license and signed on as a Value Added Reseller. Protech Computer Services, Inc. acquired an EnterpriseTenFold license to develop applications for the legal applications market and signed on as a Value Added Reseller.

•	Second, we are using our small direct sales channel to prosecute specific sales opportunities focusing on selling small, paid VersionOne projects with new accounts as a low-risk first step for potential customers to test EnterpriseTenFold for their application needs. VersionOne is our one- to two-week interactive consulting project during which one or two TenFold Speed Team members work with one or two customer developers to design, build, test, and demonstrate a complete, running, initial-version of a complex application. This new sales model is intended to accelerate closure of initial proof-statement projects including limited services and small development licenses, which introduce new customers to TenFold, and lead toward larger development and deployment licenses. During Q3 and Q4, we have begun to see this approach yield modest new sales.

•	Third, following the release of the Beta version of Tsunami many individuals outside TenFold installed Tsunami without charge during its Beta program from tsunami.10fold.com. We believe the Beta process is demonstrating that Internet installation works smoothly, that our introduction scripts provide a capable introduction to Tsunami, and that the users are finding this to be a positive introduction to TenFold’s technology. In time, we expect Internet installation of Tsunami to become an important, low-cost, marketing and sales channel for us.

Customers using TenFold-powered applications in production today include, among others, Abbey National Bank, Allstate Insurance, Barclays Global Investors, Cedars-Sinai Medical Center, Deutsche Bank, Dresdner Bank, Franklin Templeton, iplan networks, JP Morgan Chase, MedCath, Rand Technology, and Trinity. One customer has two separate TenFold-powered applications in production. Specific customer updates include:

•	Allstate, a customer since September 1999, was TenFold’s first customer to take advantage of TenFold’s current business model and to use EnterpriseTenFold to build its own application. This TenFold-powered internet-enabled policy rating application has been in production since April 2001. On June 30, 2003, Allstate completed its current use of our time-and-materials consulting services. The subscription period for the prior Allstate contract concluded during the quarter ended June 30, 2003. We have not received and do not expect to receive significant further cash inflows or to recognize significant revenues from Allstate after June 30, 2003. In July 2002, we notified Allstate of certain breaches by Allstate of our Agreement, as amended. We continue to attempt to work with Allstate to resolve these matters.

•	We continue to assist JP Morgan Chase, under a time-and-materials agreement, as it rolls the global securities lending application, Securities Lending Express, into production and decommissions legacy systems.

•	We continue to provide support to iplan networks of Argentina, which has had the TenFold-powered Enterprise Relationship Manager application that includes sales management, customer support, customer relationship management, incident tracking, and provisioning tailored to the communications industry, in production since September 2001.

•	As part of our ongoing relationship with Vertex, a UK-based utility sector customer management and billing company, we provide support, training and other professional services. We continue to work with Vertex as they progress on the implementation of a TenFold-powered customer management and billing application, Generic Billing System (“GBS”), for their initial water company customer.

•	As part of our continuing relationships with the global systems integrator Sapient, and with our UK reseller, youDevise Limited, we provide expertise and consulting services to support Sapient’s GBS implementation project for Vertex.

•	We continue to work with Perot Health Systems to support them as they provide applications support to Cedars-Sinai Medical Center for the PCX application. In October 2003, we executed a time-and-materials services agreement with Cedar-Sinai and began to provide the related services. Cedars-Sinai has since engaged us to perform additional time-and-material projects.

•	Rand Technology is a relatively new customer who re-engineered internal applications and converted from their legacy applications in under a year without requiring TenFold consulting services.

During 2003, we earned revenues from 26 customers. Some of our customers accounted for more than 10 percent of our annual revenues. Allstate accounted for 41 percent, JP Morgan Chase accounted for 25 percent, and Sapient accounted for 23 percent of our revenues for the year ended December 31, 2003. Allstate accounted for 63 percent and JP Morgan Chase accounted for 12 percent of our revenues for the year ended December 31, 2002. Bonneville Power Administration accounted for 27 percent, Abbey National accounted for 16 percent, and Allstate accounted for 11 percent of our revenues for the year ended December 31, 2001.

Revenues from operations outside of North America were 29 percent of total revenues for 2003, 17 percent of total revenues for 2002, and 28 percent of total revenues for 2001. Revenues from operations in the United Kingdom were 29 percent of total revenues for 2003, 9 percent of total revenues for 2002, and 22 percent of total revenues for 2001. Revenues from operations in Argentina were 0.5 percent of total revenues for 2003, 8 percent of total revenues for 2002, and 6 percent of total revenues for 2001.

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

Alternatively, organizations can build custom applications, either internally or with third parties. This approach promises them the functionality, flexibility, and fit they seek, but custom applications development carries a high risk of failure, with most projects exceeding budgets and schedules, and with many projects being cancelled prior to implementation due to time delays, budget overruns, and functional or technical deficiencies. Companies often hire software integration or services firms to build and implement mission-critical applications. These firms generally engage a large number of consultants who may remain on-site for years, and may exceed budgets and schedules without producing significantly better results than internal development organizations. In addition, these firms typically do not offer ongoing product enhancements because they build custom solutions for a single customer.

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

TenFold Technology and Products

We believe TenFold’s patented EnterpriseTenFold presents a significantly new approach to applications development. We believe that this approach reduces applications development and maintenance cost and time in two ways: first, by automating tedious, time-consuming, error-prone tasks that programmers would generally do; and, second, by providing an applications development tool and methodology that lets business people actively participate in applications development. We believe that EnterpriseTenFold enables organizations to directly leverage their business experience and insight and to adapt applications easily to meet changing business requirements.

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

TenFold Dictionary

•      Saves the applications description in an RDBMS to make changing the description easy and fast.

•      Secures and manages the applications description just as an RDBMS does for any applications database data such as invoices or insurance policies.

TenFold Rendering-Engine	• Reads the applications description and renders the application. • Supports using and changing an application as you describe it. • Scales to support tens of thousands of simultaneous end-users.

These EnterpriseTenFold innovations work together to automate tedious, repetitive, and error-prone tasks like writing SQL, Java, C++, or VisualBasic code. We believe that automating tedious programming tasks lets applications developers focus their intellect and energy on solving the business problem instead of fighting technology problems.

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

Change is fast, responsive, and significantly lower cost

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

The EnterpriseTenFold value proposition provides three major benefits – Speed, Quality, and Power – to its customers. Speed. EnterpriseTenFold makes building complex applications faster than other technologies so projects can be finished in months, not years. Quality. EnterpriseTenFold addresses eleven key attributes of quality applications. Since TenFold RenderingEngine renders an application from its description, tedious, error-prone, programming-like tasks are avoided in building or enhancing a TenFold-powered application. Thus the quality of the application is excellent. Power. EnterpriseTenFold renders an application from its description and automatically includes considerable, rich built-in functionality in the application. Interestingly, complex feature requirements, which traditionally generate complexity and a high likelihood of project failure, add little incremental cost to TenFold applications development. Just as a spreadsheet requiring more-complex formulas is not significantly more costly to build than one with only simple formulas.

EnterpriseTenFold has been in development more than 10 years, contains more than 2.5 million lines of C and C++ code, and is covered by three issued U.S. patents. We believe that with EnterpriseTenFold, business people or applications developers with little or no traditional programming skills can collaborate with IT professionals to build and maintain an application by describing the application without needing to program in C, C++, Java, HTML, Structured Query Language (“SQL”) or other programming languages and without the need to do other programming-like tasks such as designing screens and writing technical designs.

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

Training

We offer training so that customers can learn how to successfully build, implement, operate, maintain, and evolve their applications. Training programs include classroom instruction, detailed courseware, and on-site training.

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

Buying packaged applications is not a viable solution for replacing most legacy applications for most customers in most industries, as reasonable-fit packaged applications don’t exist.

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

Today’s emerging technologies include Java, other component-enabling technologies (COM, DCOM, ActiveX, .NET, et cetera), and Java-related technologies intending to make Java viable for complex applications (J2EE, EJB, et cetera). Emerging technologies, all of which rely on programmers, have not significantly reduced the time and cost of large applications development at this time. Using such technologies for very large, complex applications development projects is likely to result in continued high failure rates for applications build projects since longer projects and large numbers of programmers on a project increase risk of failure exponentially according to most industry pundits.

Patents, Intellectual Property Rights and Licensing

We rely primarily on a combination of patent, copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have received three separate patents in the United States. The first patent (US Patent # 6016394) relates to EnterpriseTenFold. The second (US Patent # 6016643) relates to TenFold AutoTest, our automated testing technology. The third patent (US Patent # 6301701) relates to our computer-assisted testing of software application components. We have one pending U.S. patent and have additional patents and pending patent applications in other countries. Our trademark portfolio contains 11 U.S. trademark registrations, 27 trademarks registered in other countries and 15 pending applications in the U.S. and other countries.

In addition, as part of our confidentiality procedures, we enter into nondisclosure agreements with our employees, customers, consultants, and corporate partners, and limit access to and distribution of our software, documentation, and other proprietary information. We retain ownership of EnterpriseTenFold, TenFold ComponentWare, and the EnterpriseTenFold Integrator. Under our prior business model we generally retained ownership of the applications products that we developed for customers; however, we allowed a small number of customers to own rights to the applications we developed for them. In some cases, our contracts obligate us to pay royalties on future sales of specific applications, or prohibit us from licensing applications for specified periods of time or to specified third parties.

For information concerning risks associated with intellectual property rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Market Price of Stock.”

Research and Development

Our technology development organization consists of teams of development engineers and product managers. These teams use a “documentation-centric” development process that includes planning and documenting deliverables in advance, adhering to coding standards, and performing nightly regression tests of all technology. We continuously monitor quality, analyze the root-cause of defects, report daily and weekly status, and regularly communicate individual and team performance and adherence to schedule and functionality requirements.

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

Our development organization regularly produces new versions and releases of our EnterpriseTenFold technology. In addition to quality improvements and enhancements for new EnterpriseTenFold releases, our development organization completed our major new Tsunami product during 2003.

Research and development expenses were $3.5 million for the year ended December 31, 2003, $6.2 million for the year ended December 31, 2002, and $12.7 million in 2001. As of December 31, 2003, we had 23 research and development staff. We intend to continue to make investments in research and development to maintain and enhance EnterpriseTenFold, EnterpriseTenFold integration tools, and TenFold ComponentWare.

Employees

As of December 31, 2003, we had 67 employees, including 24 in applications development, training and support, 23 in research and development, 7 in sales and marketing, and 13 in finance, administrative, and information technology support functions. During the year ended December 31, 2003, our average headcount was 66. None of our employees is represented by a labor union or a collective bargaining agreement and most are at-will employees.

Acquisition and Sale of Subsidiaries

On October 19, 2002, we sold the entire equity interest in our wholly owned subsidiary, TenFold Systems UK Limited, to the management of that subsidiary. Accordingly, the operations of TenFold Systems UK Limited have been included in the accompanying consolidated statements of operations for TenFold for all periods presented through October 19, 2002. We have previously distributed and supported our products in the United Kingdom through TenFold Systems UK Limited. Under the terms of this transaction, youDevise Limited (formerly TenFold Systems UK Limited) will continue to distribute TenFold products in the United Kingdom and provide local support to its customers. We will provide support for EnterpriseTenFold to youDevise Limited and will share with youDevise Limited revenues from existing and future youDevise Limited customers.

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

Executive Officers

The executive officers of TenFold are as follows:

Name	Age	Position(s)
Nancy M. Harvey	50	President, Chief Executive Officer, Chief Financial Officer and Director
Jeanne Marie Kiss	57	Senior Vice President, Operations
Linda B. Valentine	53	Senior Vice President, Operations, Chief of Staff
Jeffrey L. Walker	61	Chairman of the Board of Directors, Executive Vice President, Chief Technology Officer

Nancy M. Harvey joined TenFold in July 2000, and has served as President and Chief Executive Officer since January 2001, and as Chief Financial Officer since November 2002. From July 2000 to December 2000, Dr. Harvey served as TenFold’s Chief Operating Officer. Prior to joining TenFold, Dr. Harvey served in various capacities with Computer Science Corporation’s (“CSC”) Healthcare Group, a large-scale applications development, outsourcing and consulting company, including from 1999 to 2000 as Executive Vice President, from 1998 to 1999 as Chief of Staff and Acting Group Vice President of Finance and Administration, from 1997 to 1998 as a Vice President, and from 1995 to 1997 as a Principal of APM Management Consultants, a management consulting firm acquired in 1996 by CSC. From 1994 to 1995, Dr. Harvey was a Senior Manager with Ernst & Young, a public accounting firm. In addition, Dr. Harvey held executive positions with MacNeal Health Services Corporation, a regional health delivery system. Dr. Harvey holds a BS in biology and chemistry from the College of Creative Studies at the University of California at Santa Barbara, an MBA from the Wharton School of the University of Pennsylvania, a Ph.D. in chemical physics from the University of Minnesota, and was a post-doctoral fellow at the California Institute of Technology.

Jeanne Marie Kiss joined TenFold in November 2001 as a Vice President and has served as Senior Vice President, Operations since September 2002. She has Operations responsibility for the Eastern U.S. and Europe. Prior to joining TenFold, Dr. Kiss served in various capacities with Computer Science Corporation’s (“CSC”) Healthcare Group from 1996 to 2001, including from 1998 to 2001, as Chief Operating Officer of CSC Healthcare. From 1993 to 1996, Dr. Kiss served as Chief Operating Officer of St. Luke’s Roosevelt Hospital Center, an academic medical center in Manhattan, New York. Dr. Kiss holds a Ph.D. in Organizational Development from the Wagner School at New York University and is an adjunct professor at New York Medical College.

Linda B. Valentine joined TenFold in December 2003 and serves as Senior Vice President with Operations responsibility for the Central and Western U.S. and South America. She also has responsibility for TenFold University and TenFold Support. In addition, as Chief of Staff, Ms. Valentine oversees TenFold’s Legal, Human Resources and Information Technology departments. Prior to joining TenFold, Ms. Valentine served in various capacities with Motorola Inc., including from 2001 to 2002 as Senior Vice President, e-business Transformation, from 1998 to 2001 as Senior Vice President (from 2000) and Assistant General Counsel, with general counsel responsibilities for Motorola’s communications businesses, and from 1996 to 1998 as Corporate Vice President and Assistant General Counsel. Prior to joining Motorola in 1984, Ms. Valentine held positions in the legal departments of United Airlines and Atlantic Richfield Company. Ms. Valentine is a graduate of the University of Michigan and Georgetown University Law Center and studied business in the MBA program of the University of Southern California.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from links on our website at www.tenfold.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The information posted on the Company’s web site is not incorporated into this Annual Report.

You may read and copy all or any portion of reports, statements or other information we file with the SEC at the public reference facility maintained by the SEC at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Copies of such material are also available by mail from the Public Reference Branch of the SEC at 450 Fifth Street, N.W., Washington, DC 20549 at prescribed rates.

Please call the SEC at 1-800-SEC-0330 for more information on the public reference room. You can also find our SEC filings at the SEC’s website at http://www.sec.gov.

Item 2.	Properties

TenFold currently owns no real property. Below is a description of our leased property and the status of each facility at March 1, 2004:

Location	Sq. Feet	Lease expires	Use
South Jordan , UT	22,310	September 2007	Corporate headquarters, research and development, consulting, support, education, sales, executive and administrative activities.

San Francisco, CA	3,518	Month to month	Research and development, sales, executive and administrative activities.

Irving, TX	23,386	April 2005	We no longer occupy this property. We have subleased 15,404 sq. feet of this space for the remaining term.

We conduct much of our operations from our principal executive office located near Salt Lake City, Utah where we lease 22,310 square feet under a lease that expires in September 2007. Our staff currently work at this office, at our San Francisco office, at customer sites, or from home offices. During 2004, we do not presently anticipate needing material additional office space.

During the year ended December 31, 2003, we were, at times, in default of our Irving office lease and our now expired lease for our former Dallas office, for overdue lease payments. During September 2003, we settled a dispute with our Dallas landlord and agreed to make restructured payments beginning October 1, 2003 and continuing through the remaining term of the lease, which expired in January 2004. During November 2003, we similarly amended our Irving lease to restructure our payments and agreed to make payments beginning November 26, 2003 and continuing through the remaining term of the lease. At December 31, 2003, we were current on our payments under these leases and no longer in default.

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

Item 3.	Legal Proceedings

See Part IV, Item 15, Note 10 of Notes to Consolidated Financial Statements for a description of legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board Market under the trading symbol “TENF.OB.” Our high and low prices by quarter during 2003 and 2002 are presented below. These prices reflect inter-dealer quotations and may not represent actual transactions.

	2003
	HIGH	LOW
First Quarter	$0.39	$0.14
Second Quarter	$3.00	$0.30
Third Quarter	$2.77	$1.23
Fourth Quarter	$3.41	$1.85

	2002
	HIGH	LOW
First Quarter	$0.87	$0.34
Second Quarter	$0.77	$0.35
Third Quarter	$0.40	$0.10
Fourth Quarter	$0.49	$0.07

On December 31, 2003, we had approximately 243 stockholders of record of our common stock and 45,969,524 shares of our common stock were issued and outstanding. On January 31, 2004, we had 45,978,898 shares of common stock outstanding.

We have never declared or paid dividends on our common stock. We expect to retain any earnings generated by our operations for the development and growth of our business, and we do not anticipate paying any dividends to our stockholders for the foreseeable future.

Equity Compensation Plan Information

The following table provides the information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2003, including the 1993 Flexible Stock Incentive Plan, the 1999 Stock Plan, the 1999 Employee Stock Purchase Plan, and the 2000 Employee Stock Option Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2003 (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2003 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,073,439	(1)	$1.94	7,020,820	(2)
Equity compensation plans not approved by security holders	1,790,550	(3)	$1.10	5,031,550	(4)
Total	16,863,989		$1.85	12,052,370

(1)	4,265,235 to be issued under the 1993 Flexible Stock Incentive Plan, and 10,808,204 to be issued under the 1999 Stock Plan.

(2)	1,163,533 available for future issuance under the 1993 Flexible Stock Incentive Plan, 4,387,193 available for future issuance under the 1999 Stock Plan, and 1,470,094 available for future issuance under the 1999 Employee Stock Purchase Plan. The 1999 Stock Plan includes an evergreen feature, which provides for an automatic annual increase in the number of shares available under the 1999 Stock Plan on the first day of our fiscal year beginning in 2004 equal to the lesser of 1,000,000 shares, 3% of the outstanding common stock on the last day of the immediately preceding fiscal year, or a lesser number of shares as the Board of Directors shall determine. The 1999 Employee Stock Purchase Plan, designed to comply with Internal Revenue Code Section 423, also includes an evergreen feature, which provides for an automatic annual increase in the number of shares available under the plan on the first day of our fiscal year beginning in 2004 equal to the lesser of 300,000 shares, three-quarters of one percent (0.75%) of the outstanding common stock on the last day of the immediately preceding fiscal year, or a lesser number of shares as the Board of Directors shall determine.

(3)	Issued under the 2000 Employee Stock Option Plan.

(4)	Shares available at December 31, 2003 under the 2000 Employee Stock Option Plan.

2000 Employee Stock Option Plan. Our 2000 Employee Stock Option Plan was adopted by the Board of Directors in December 2000. A total of 7,000,000 shares of common stock have been reserved for issuance under the 2000 Stock Option Plan. The 2000 Stock Option Plan provides for the granting of nonstatutory options to purchase shares of our common stock to employees, excluding officers and members of our Board of Directors. Nonstatutory options do not qualify as an Incentive Stock Option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The 2000 Employee Stock Option Plan is administered by the Board of Directors. The plan administrator determines the terms of options granted under the 2000 Stock Option Plan, including the number of shares subject to an option, the exercise price, the term and exercisability of options, and any vesting or other restrictions that apply to awards. The 2000 Stock Option Plan allows us to issue options with an exercise price equal to any price determined appropriate by the administrator. To date, all options issued under the 2000 Stock Option Plan have had exercise prices equal to the fair market value of the common stock on the date the option was granted. The plan allows for payment of the exercise price with cash, check, promissory note, or other shares of TenFold common stock, through a brokered cashless exercise program, or with any other form of consideration permitted by the administrator.

Options issued under the 2000 Stock Option Plan generally vest over a four-year period and expire ten years from the date of grant. However, in December 2000, we granted 6,525,800 options under the 2000 Stock Option Plan that vested over a three-year period. 5,758,346 of these options have been cancelled, 48,217 have been exercised, and 719,237 of these options remain outstanding.

The 2000 Stock Option Plan provides for automatic adjustment of shares remaining available for issuance as well as adjustment of outstanding awards in the event of any stock split, stock dividend, or similar change in our capital structure. In the event we were to be acquired by a third-party acquiror, we would expect that outstanding options would be assumed by our acquiror so that they would convert into awards to purchase acquiror stock (adjusted to reflect the terms of the transaction). If our acquiror did not agree to assume outstanding awards, then the vesting of such awards would accelerate in full prior to the closing of the acquisition and unexercised awards would terminate upon the closing. Unless terminated earlier, the 2000 Stock Plan will terminate in December 2010.

Recent Sales of Unregistered Securities

Our unregistered stock sales during 2003 are as follows:

•	On February 5, 2003, we entered into a Purchase Agreement with the Robert W. Felton Trust for the sale of 3,888,889 shares of unregistered common stock at a purchase price of $0.18 per share.

•	On December 22, 2003, we entered into a Securities Purchase Agreement for the sale of 5,000,000 shares of unregistered common stock for a purchase price of $2.00 per share.

Item 6.	Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, and the selected consolidated balance sheet data as of December 31, 2003, 2002, 2001, 2000, and 1999, are derived from, and are qualified by reference to, TenFold’s audited financial statements. The historical results are not necessarily indicative of future results.

	Year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$248	$207	$8,532	$12,416	$47,088
Subscription	10,431	15,548	689	—	—
Services and other	17,030	12,475	45,692	57,117	50,710

Total revenues	27,709	28,230	54,913	69,533	97,798

Operating expenses:
Cost of revenues	9,454	12,998	30,990	69,151	36,413
Sales and marketing	1,088	1,985	5,556	22,558	24,922
Research and development	3,471	6,229	12,672	25,660	18,436
General and administrative	3,046	7,803	11,113	25,664	5,341
Amortization of goodwill and acquired intangibles	—	—	962	4,603	1,064
In process research and development	—	—	—	—	2,000
Special charges	(673)	2,838	18,876	4,810	—

Total operating expenses	16,386	31,853	80,169	152,446	88,176

Income (loss) from operations	11,323	(3,623)	(25,256)	(82,913)	9,622

Total other income, net	2,456	1,938	12,553	2,152	981

Income (loss) before income taxes	13,779	(1,685)	(12,703)	(80,761)	10,603
Provision (benefit) for income taxes	32	(497)	2,965	(619)	4,736

Net income (loss)	$13,747	$(1,188)	$(15,668)	$(80,142)	$5,867

Accretion of Series A and B redeemable Preferred stock	—	—	—	—	(391)

Net income (loss) applicable to common stockholders	$13,747	$(1,188)	$(15,668)	$(80,142)	$5,476

Basic earnings (loss) per common share	$0.34	$(0.03)	$(0.44)	$(2.29)	$0.19

Diluted earnings (loss) per common share	$0.29	$(0.03)	$(0.44)	$(2.29)	$0.16

Weighted average shares - basic (1)	40,634	37,249	35,623	35,035	29,278

Weighted average shares - diluted (1)	47,623	37,249	35,623	35,035	34,384

Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$12,236	$3,838	$10,969	$13,854	$58,247
Total current assets	13,489	7,654	16,604	19,751	77,956
Total assets	14,417	9,284	27,476	65,275	112,632
Total current liabilities	15,857	34,484	50,942	66,088	44,574
Long-term obligations, redeemable preferred and common stock, less current portion	—	25	1,878	10,023	3,464
Stockholders’ equity (deficit)	(1,440)	(25,225)	(25,344)	(11,448)	61,840
Working capital (deficit)	(2,368)	(26,830)	(34,338)	(46,337)	33,382

(1)	See Note 4 to the financial statements for an explanation of the determination of the method used to determine the number of shares used in computing net earnings (loss) per share.

Supplementary Financial Information

The following tables set forth certain unaudited quarterly results of operations of TenFold for 2003 and 2002. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results.

	Quarter ended
	Mar 31, 2002	June 30, 2002	Sept 30, 2002	Dec 31, 2002	Mar 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003
	(in thousands, except per share data)(unaudited)
Revenues:
License	$104	$46	$33	$24	$3	$42	$11	$192
Subscription	2,603	3,509	4,315	5,121	6,052	4,379	—	—
Services and other	2,868	2,695	3,745	3,167	3,313	5,120	4,547	4,050

Total revenues	5,575	6,250	8,093	8,312	9,368	9,541	4,558	4,242

Operating expenses:
Cost of revenues	3,743	3,869	2,626	2,760	2,275	2,240	2,905	2,034
Sales and marketing	526	607	624	228	225	265	298	300
Research and development	1,895	1,381	2,015	938	915	982	862	712
General and administrative	2,873	2,007	1,702	1,221	1,241	773	697	335
Special charges	24	562	1,140	1,112	—	—	(673)	—

Total operating expenses	9,061	8,426	8,107	6,259	4,656	4,260	4,089	3,381

Income (loss) from operations	(3,486)	(2,176)	(14)	2,053	4,712	5,281	469	861

Total other income (loss), net	(64)	(172)	(58)	2,232	2,295	82	3	76

Income (loss) before income taxes	(3,550)	(2,348)	(72)	4,285	7,007	5,363	472	937
Provision (benefit) for income taxes	(508)	7	5	(1)	12	5	—	15

Net income (loss)	$(3,042)	$(2,355)	$(77)	$4,286	$6,995	$5,358	$472	$922

Basic earnings (loss) per common share	$(0.08)	$(0.06)	$(0.00)	$0.11	$0.18	$0.13	$0.01	$0.02

Diluted earnings (loss) per common share	$(0.08)	$(0.06)	$(0.00)	$0.11	$0.18	$0.11	$0.01	$0.02

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TenFold is the provider of EnterpriseTenFold™ (formerly “Universal Application”), a software applications platform that reduces enterprise applications design, development, deployment, and maintenance timeframes and costs. EnterpriseTenFold automates most of what applications programmers typically do, and empowers small teams of business people and IT professionals to design, build, test, deploy, and maintain complex, transaction-intensive applications, with significantly reduced demand on scarce IT resources as compared to other applications development approaches. Using a small team of business people supplemented with IT professionals for rapid applications development is a significant change from the industry-standard approach that relies on large teams of IT professionals who expend significant numbers of person years of effort to design, program, test, change, and deploy enterprise applications. We believe that with EnterpriseTenFold, customers get high-quality, complex enterprise applications into production faster and at significantly lower cost than with other applications development technologies.

We believe EnterpriseTenFold has two unique attributes that make building complex, database-intensive and transaction-intensive applications substantially cheaper, easier, and faster than traditional applications development methodologies. First, because EnterpriseTenFold automates most of what applications programmers typically do and automatically includes advanced applications functionality, we believe customers get more powerful, higher quality applications faster and at a fraction of the cost of traditional programming approaches. Second, since TenFold-powered applications development provides a tool and methodology that business people can effectively use, we believe it enables organizations to directly leverage their business experience and insight and to adapt applications easily to meet changing business requirements.

Our business model focuses on providing EnterpriseTenFold and our assistance through time-and-materials consulting, training, and support, to customers who use their own business teams and our services partners to build and maintain applications.

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

Previously, risks relating to revenue recognition also included the judgment required to determine fixed-price project completion percentages, fixed-price project profit or loss projections, and forecasting of fixed-price project end-dates. However, during the year ended December 31, 2002 we converted our remaining on-going legacy fixed-price contracts to time-and-materials arrangements. As a result, we have no significant on-going fixed-price contracts at December 31, 2003.

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

	Years Ended December 31,
	2003	2002	2001
Revenues:
License	1%	1%	16%
Subscription	38%	55%	1%
Services and other	61%	44%	83%

Total revenues	100%	100%	100%
Operating expenses:
Cost of revenues	34%	46%	57%
Sales and marketing	4%	7%	10%
Research and development	12%	22%	23%
General and administrative	11%	28%	20%
Amortization of goodwill and acquired intangibles	—	—	2%
Special charges	(2%)	10%	34%

Total operating expenses	59%	113%	146%

Income (loss) from operations	41%	(13%)	(46%)
Total other income, net	9%	7%	23%

Income (loss) before income taxes	50%	(6%)	(23%)
Provision (benefit) for income taxes	—	(2%)	6%

Net income (loss)	50%	(4%)	(29%)

2003 as Compared to 2002

Revenues

Total revenues decreased $521,000, or 2 percent, to $27.7 million for the year ended December 31, 2003, as compared to $28.2 million for the year ended December 31, 2002.

License revenues increased $41,000, or 20 percent, to $248,000 for the year ended December 31, 2003, as compared to $207,000 for the year ended December 31, 2002. The increase in license revenues is due to some recent small new license sales.

Subscription revenues decreased $5.1 million, or 33 percent, to $10.4 million for the year ended December 31, 2003, as compared to $15.5 million for the year ended December 31, 2002. Subscription revenues represent revenue from contracts that include a subscription to new product releases on a “when and if available” basis. For certain contracts, including a subscription to future software products when and if they become available, we recognize the fees for the software products ratably over the subscription term beginning with delivery of the first software product. For contracts that include a service element for which the fair value is undeterminable, and the contract includes a subscription to new product releases on a “when and if available basis,” we recognize the entire contract fee ratably over the subscription period as subscription revenue. The decrease in subscription revenues is due to the completion of the amortization of our deferred subscription revenues during the second quarter of 2003, when our existing subscription contracts reached the end of their subscription periods.

Service and other revenues increased $4.5 million, or 37 percent, to $17.0 million for the year ended December 31, 2003, as compared to $12.5 million for the year ended December 31, 2002. Service and other revenues increased in part due to providing a higher volume of time-and-material services during 2003 as compared to 2002. Services and other revenues for the year ended December 31, 2003 also include $1.5 million from the reduction over time of a guarantee on one contract as described in more detail below under Guarantees, and $600,000 recognized upon completion of training obligations associated with a contract signed in 2002.

Revenues from operations outside of North America were 29 percent of total revenues for the year ended December 31, 2003 as compared to 17 percent in 2002. The 2003 and 2002 revenues from operations outside of North America were attributable to four customers. Revenues from operations in the United Kingdom were 29 percent of total revenues for 2003, and 9 percent of total revenues for 2002. The increase in percent on total revenues from the United Kingdom during 2003 is primarily due to a large consulting project we commenced in November 2002 and have underway in the United Kingdom where we are working with our global systems integrator partner, Sapient, and with our UK reseller, youDevise Limited, to provide expertise and consulting services to support Sapient’s GBS implementation project for Vertex. Revenues from operations in Argentina were 0.5 percent of total revenues for 2003, and 8 percent of total revenues for 2002. At December 31, 2003, all of TenFold’s long-lived assets are deployed in the United States.

Three customers accounted for 41 percent, 25 percent and 23 percent of our total revenues for 2003, compared to two customers accounting for 63 percent and 12 percent of our total revenues for the year ended December 31, 2002. No other single customer accounted for more than 10 percent of our total revenues for the year ended December 31, 2003 or 2002. The customer accounting for 41% of our total revenues for the year ended December 31, 2003 is not expected to account for a significant percentage of ongoing revenues since the subscription period for the customer’s prior contract concluded along with it’s purchase of time-and-materials consulting services, and technical support.

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

Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel and contractors to provide applications development and implementation, support, and training services. Cost of revenues decreased $3.5 million, or 27 percent, to $9.5 million for the year ended December

31, 2003, as compared to $13.0 million for the year ended December 31, 2002. The decreases were primarily due to a smaller number of personnel working on customer projects, and support and training activities.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses decreased $897,000, or 45 percent, to $1.0 million for the year ended December 31, 2003, as compared to $2.0 million for the year ended December 31, 2002. The decreases in sales and marketing expenses were primarily due to having fewer sales and marketing employees in 2003.

Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $2.7 million, or 44 percent, to $3.5 million for the year ended December 31, 2003, as compared to $6.2 million for the year ended December 31, 2002. Research and development expenses decreased due primarily to having fewer research and development employees in 2003.

General and Administrative. General and administrative expenses consist primarily of allowances for doubtful accounts, the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses decreased $4.8 million, or 61 percent, to $3.0 million for the year ended December 31, 2003, as compared to $7.8 million for the year ended December 31, 2002. General and administrative expenses decreased due primarily to having a smaller scale of operations and fewer general and administrative employees, voluntary executive compensation reductions, lower legal expenses from the settlement of legal matters, and reduced financing related expenses in 2003.

Special Charges. Special charges for the year ended December 31, 2003 of $(673,000) include restructuring charge adjustments of $(578,000) and asset loss impairment adjustments of ($95,000). Special charges for the year ended December 31, 2002 of $2.8 million include restructuring charges of $2.0 million and $851,000 of asset impairment charges.

Asset Impairment Charges. During year ended December 31, 2003, we recorded asset loss provision adjustments of $(95,000) to eliminate remaining estimated asset loss accruals that were no longer necessary upon our completing the return of previously leased equipment.

During year ended December 31, 2002, we identified $851,000 of fixed assets that had no future value to us and were no longer in active use, and accordingly recorded an asset impairment charge of $851,000 for the year ended December 31, 2002. This charge included the impairment of the leased equipment assets that we returned to our two major equipment lessors pursuant to agreements reached with these lessors subsequent to December 31, 2002, under which we bought out and fully retired the related equipment lease debt and returned substantially all the related equipment.

Restructuring Charges. During the year ended December 31, 2003, we recorded restructuring charge adjustments of $(578,000) to reduce previously accrued restructuring charges for negotiated reductions in remaining lease payments due for unoccupied properties, and to reflect higher sublease income received than previously estimated.

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

Restructuring reserves are included in accounts payable and accrued liabilities at December 31, 2003. Detail of the restructuring charges as of and for the year ended December 31, 2003 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2002	New Charges	Adjustments	Utilized	Balance at December 31, 2003
Employee related	$—	$—	$—	$—	$—
Facilities related	1,565	—	(578)	(456)	531

	$1,565	$—	$(578)	$(456)	$531

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

During the quarter ended December 31, 2003, we reduced some variable compensation accrued during the first half of 2003, to lower levels that we believe better reflect our estimates due to our financial performance and cash position for 2003 as a whole. This reduced operating expenses for the fourth quarter of 2003 by $550,000.

Total Other Income (Expense), net

Net total other income was $2.5 million for the year ended December 31, 2003, as compared to $1.9 million for the year ended December 31, 2002. Net total other income for the year ended December 31, 2003 included a gain of $2.2 million that we recognized on the retirement of capital lease obligations at a significant discount to their carrying value. Net total other income for the year ended December 31, 2002 included a gain of $2.4 million that we recognized on the retirement of debt, and a loss of $279,000 on our sale of TenFold Systems UK Limited on October 19, 2002. Interest income decreased for 2003 as compared to 2002 due to lower cash and cash equivalent balances in 2003. Interest expense decreased for 2003 as compared to 2002 due to lower notes payable and obligations under capital lease balances in 2003.

Provision for Income Taxes

The provision for income taxes was $32,000 for the year ended December 31, 2003 as compared to a benefit of $497,000 for 2002. The provision for income taxes for the year ended December 31, 2003 relates primarily to foreign taxes. The net income tax benefit for the year ended December 31, 2002, relates primarily to reversing accrued Federal alternative minimum taxes from 2001 due to tax legislation enacted in 2002. No tax benefit was recorded during 2002 for TenFold’s net operating losses.

At December 31, 2003, we had established a valuation allowance of $38.0 million for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and projected net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, including the size of the prior operating losses, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

Balance Sheet Items

Cash and cash equivalents. We had cash and cash equivalents of $12.2 million at December 31, 2003 compared to $3.8 million at December 31, 2002. The increase was primarily due to the proceeds from the private placement we completed in December 2003. See Note 12 of Notes to Consolidated Financial Statements for more information.

Other current assets and other current liabilities We had other current assets of $10,000 at December 31, 2003 compared to $2.1 million at December 31, 2002. We had other current liabilities of $0 at December 31, 2003 compared to $2.0 million at December 31, 2002. The changes in other current assets and other current liabilities were primarily due to our removing a previously accrued other receivable and a previously accrued other liability related to a litigation matter, as a result of the dismissal of the case. See Note 10 of Notes to Consolidated Financial Statements for more information.

Deferred revenues We had deferred revenues of $7.6 million at December 31, 2003 compared to $20.3 million at December 31, 2002. The decrease was primarily a result of our recognizing as revenues the remaining previously deferred subscription revenues from our existing subscription contracts as these contracts reached the end of their subscription periods during the quarter ended June 30, 2003. We had a deferred revenue balance of $7.6 million at December 31, 2003 that we expect to recognize as revenues in future periods, but the timing of recognition is uncertain. As a result, we do not expect to recognize revenues or profits from deferred revenues during 2004 at the same levels that we experienced during 2003.

Current installments of obligations under capital leases We had current installments of obligations under capital leases of $0 at December 31, 2003 compared to $3.0 million at December 31, 2002. The decrease was primarily the result of completing agreements with our two major equipment lessors to buy out and fully retire their equipment lease debt at a substantial discount, and return substantially all the related equipment.

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

Revenues from operations outside of North America were 17 percent of total revenues for the year ended December 31, 2002 as compared to 28 percent in 2001. The 2002 and 2001 revenues from operations outside of North America was attributable to four customers. Revenues from operations in the United Kingdom were 9 percent of total revenue for 2002, and 22 percent of total revenue for 2001. Revenues from operations in Argentina were 8 percent of total revenue for 2002, and 6 percent of total revenue for 2001. At December 31, 2002, all of TenFold’s long-lived assets were deployed in the United States.

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

Asset Impairment Charges. During year ended December 31, 2002, We identified $851,000 of fixed assets that had no future value to us and were no longer in active use, and accordingly recorded an asset impairment charge of $851,000 for the year ended December 31, 2002. This charge included the impairment of the leased equipment assets that we returned to our two major equipment lessors pursuant to agreements reached with these lessors subsequent to December 31, 2002, under which we bought out and fully retired the related equipment lease debt and returned substantially all the related equipment.

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

Total Other Income (Expense), net

Net total other income was $1.9 million for the year ended December 31, 2002, as compared to $12.6 million for the year ended December 31, 2001. Net total other income for the year ended December 31, 2002 included a gain of $2.4 million that we recognized on the retirement of debt, and a loss of $279,000 on our sale of TenFold Systems UK Limited on October 19, 2002. Net total other income for the year ended December 31, 2001 included a gain of $12.4 million that we recognized on the sale of The LongView Group, Inc. to Linedata Services on March 15, 2001. Interest income decreased for 2002 as compared to 2001 due to lower cash and cash equivalent balances in 2002. Interest expense decreased for 2002 as compared to 2001 due to lower notes payable and obligations under capital lease balances in 2002. Other income decreased for 2002 as compared to 2001, as we recognized less office sublease income in 2002 due to our having included the sublease income in our prior restructuring accruals.

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

At December 31, 2002, we had established a valuation allowance of $42.7 million for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and projected net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, including the size of prior operating losses, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

Liquidity and Capital Resources

During 2002 and continuing into 2003, we improved our cash flow through a variety of means, including carefully managing our accounts receivable and generating additional cash inflows wherever possible from our existing customer base, and continuing to reduce our operating cash outflows wherever possible, including negotiating the elimination or reduction of liabilities, and further restructuring of our operations. Our operating cash flow was $(868,000) for the year ended December 31, 2003 as compared to $(9.6) million for the year ended December 31, 2002. In December 2003, we closed a private placement of 5 million shares of restricted common stock, with no warrants, which we sold at $2.00 per share (before related fees and expenses).

Net cash used in operating activities was $868,000 for the year ended December 31, 2003 as compared to $9.6 million for 2002. The decrease in net cash used by operating activities results from maintaining and building our ongoing services base in existing customer accounts and from the significant restructuring and other actions we have taken during 2002 and continuing into 2003 to reduce cash outflows. Net cash used in operating activities during Q4 2003 of $1.0 million was greater than in earlier quarters of 2003 due primarily to an increase in our cash outflows as we made payments to reduce some older accounts payable items from prior quarters, including amounts due our United Kingdom subcontractor for their work on a large project, and amounts required for the Dallas and Irving lease settlements we reached. During Q1 2004, we similarly expect to require cash to further reduce some accounts payable and accrued liabilities accrued in earlier quarters, as well as for seasonally higher legal and accounting fees due in Q1 related to our year-end audit and Form 10-K.

Net cash provided by investing activities was $24,000 for the year ended December 31, 2003 as compared to $7.3 million for 2002. During the year ended December 31, 2002, we sold two buildings and related land in San Rafael, California for proceeds of $2.0 million (before repayment of related notes payable). The decreases to restricted cash of $5.9 million for the year ended December 31, 2002, were primarily from our releasing restricted cash to landlords in connection with termination of excess office space in San Francisco, California; Chicago, Illinois; and Salt Lake City, Utah. As of December 31, 2003 we had no significant commitments for capital spending.

Net cash provided by financing activities was $9.2 million for the year ended December 31, 2003 as compared to net cash used by financing activities of $4.8 million for 2002. Net cash provided by financing activities for the year ended December 31, 2003 was primarily from the proceeds of common stock sales. In February 2003, we sold 3,888,889 shares of common stock to a member of our Board of Directors for a total purchase price of $700,000. In December 2003, we closed a private placement of 5 million shares of restricted common stock, with no warrants, which we sold at $2.00 per share (before related fees and expenses). During the three months ended March 31, 2003 we made payments of $588,000 to retire capital lease obligations at a significant discount. Net cash used by financing activities for the year ended December 31, 2002 was primarily for repayment of notes payable related to our sale of two buildings and related land in San Rafael, California; and principal payments on other notes and capital leases.

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenues balances of $7.6 million and $20.3 million at December 31, 2003 and 2002, respectively. When over time we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

In order to strengthen our financial foundation, we have taken steps to restructure our operations through work force reductions, terminating leases or subleasing facilities, negotiating significantly discounted debt retirements, and other operational cost-saving measures. We have carefully managed our accounts receivable and generated additional cash inflows wherever possible from our existing customer base, and we have raised capital. We made progress improving cash flow during 2001, 2002 and continuing into 2003. Progress made in 2003 includes:

•	During February 2003, we executed agreements with our two major equipment lessors to buy out and fully retire their equipment lease debt at a substantial discount, and return substantially all the related equipment.

•	During February 2003, we sold 3,888,889 shares of common stock to a member of our Board of Directors for a total purchase price of $700,000.

•	During December 2003, we closed a private placement of 5 million shares of restricted common stock, with no warrants, which we sold at $2.00 per share (before related fees and expenses).

We believe we have made good progress towards strengthening our financial foundation, and that our existing cash and expected continuing cash flows from existing customers will provide us with sufficient resources for the coming year. However, some challenges and risks remain:

•	We have derived, and over the near term we expect to continue to derive, a significant portion of our cash inflows from a limited number of large customers. The loss of a large customer could materially and adversely affect our business, results of operations, financial position and liquidity.

•	We continue to face a challenging sales environment, and it is unclear when we can expect to achieve significant sales to new customers, and sustain positive cash flow from operations.

We believe that we are continuing to appropriately manage these risks. However, there can be no assurance that we will be successful, and that these risks will not have a materially adverse affect on our future cash flow.

See “Factors that May Affect Future Results and Market Price of Stock” for more information about risks facing TenFold.

Disclosure about Contractual Obligations

The following table sets forth certain contractual obligations recorded in the audited consolidated financial statements as of December 31, 2003 and summary information is presented in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	2,608	1,235	1,083	290	—
Purchase obligations	917	917	—	—	—
Other long term liabilities reflected on the registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$3,525	$2,152	$1,083	$290	—

The real estate operating leases above include $1.0 million of restructured real estate lease obligations that have not been reduced by $501,000 of sublease income due from sublease tenants. In the Consolidated Balance Sheet at December 31, 2003, these obligations are included in accounts payable and accrued liabilities, net of the related sublease income. See Notes 7 and 19 of Notes to Consolidated Financial Statements for more information.

We have purchase obligations to our United Kingdom distributor, you Devise Limited (formerly TenFold Systems UK Limited), reflected in the table above, for the provision of consulting staff for a project we have underway in the United Kingdom. We can reduce or terminate our obligation if our customer, under certain circumstances, reduces its purchase of consulting staff for the project from us.

In addition to the items shown in the table above, we have at December 31, 2003, one remaining contract subject to a guarantee. We have received cash payments under this contract totaling $9.5 million through December 31, 2003 that are subject to potential refund under the related guarantee. We have a deferred revenue balance of $5.7 million related to this contract, and $2.7 million in accrued liabilities under a related contract, included in the accompanying Consolidated Balance Sheet at December 31, 2003. We believe that the application and required deliveries under the contract will comply with the contractual terms of our customer agreement; however, this guarantee represents a risk to us.

During the year ended December 31, 2002, we converted the remaining work under a legacy fixed-price contract to a time-and-materials arrangement, and reduced the guarantee from over $5 million to $1.5 million. During the quarter ended June 30, 2003, we revised the terms of this contract’s guarantee such that the $1.5 million guarantee drew down over the passage of time during 2003 in monthly amounts, with the final two monthly reductions totaling $400,000 also contingent on achievement of certain milestones, which we completed during 2003. This reduced the guarantee from $1.5 million to $0 as of December 31, 2003. We recognized this reduction as revenue during the year ended December 31, 2003, with the final $600,000 recognized during the fourth quarter of 2003.

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

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (“VIE”). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on our results of operations and financial position.

On December 18, 2003 the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 does not have a material impact on our financial position or results of operations.

Factors that May Affect Future Results and Market Price of Stock

We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

If we are unable to generate sufficient cash flow from operations, or secure additional sources of financing, we would be unable to continue operations as a going concern

Our business model relies upon generating new sales to existing and new customers. We have improved our operating cash flow and recently closed a private placement in which we sold 5 million shares of restricted common stock, with no warrants, at $2.00 per share, to strengthen our financial position. We believe that our existing cash and expected continuing cash flows from existing customers will provide us with sufficient resources for the coming year. However, if longer-term we do not generate sufficient new sales to existing and new customers, we would be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations. There can be no assurance that we will be successful achieving sufficient cash flow.

Our future prospects are difficult to evaluate

In light of our operating results for recent periods and the national economic downturn in the technology sector, it is difficult to evaluate our future prospects. There can be no assurance that we will be able to successfully complete current or new projects. In the past we received customer complaints concerning some of our projects. Although we have substantially changed the business model under which we sold and delivered business that generated customer complaints, we cannot be certain that we will not receive more customer complaints in the future. Additionally, our failure to successfully complete any current or new projects may have a material adverse impact on our financial position and results of operations. We cannot be certain that our business strategy will succeed.

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

Our sales cycle is lengthy and subject to delays and these delays could cause our operating results to suffer

We believe that a customer’s decision to purchase significant products or services from us involves a significant commitment of resources and is influenced by customer budget cycles. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefit of our products and services. Historically, this has required significant time and resources. Consequently, the period between initial contact and the purchase of our products or services can be long and subject to delays associated with the lengthy budgeting, approval, and competitive evaluation processes that typically accompany significant capital expenditures. Historically, our sales cycles have been lengthy and variable, typically ranging between three to twelve months from initial contact with a potential customer to the signing of a contract. In addition, the national economic downturn has caused current and potential customers to delay or change their purchasing decisions. Sales delays could cause our operating results to vary widely. There can be no assurance that we will not experience sales delays in the future. In addition, we face a challenging sales environment and there can be no assurance that we will have sales in the future.

We are substantially dependent on a small number of large customers and the loss of one or more of these customers may cause revenues and cash flow to decline

We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of large customers. For the year ended December 31, 2003, Allstate accounted for 41 percent of our total revenues, JP Morgan Chase accounted for 25 percent, and Sapient accounted for 23 percent. Significant reductions in the amount of business they conduct with us could materially and adversely affect our business, results of operations, financial position and liquidity. Replacing the loss of a large customer is unpredictable. In the future, revenues from a single customer or a few large customers may constitute a significant portion of our total revenues and cash inflows in a particular period. The volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not continue to purchase licenses or services from us in a subsequent period. We do not expect Allstate to account for a significant percentage of our revenues during 2004 since Allstate’s contract reached the end of its subscription period, and Allstate completed its use of our consulting and technical support services during 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally for more information concerning our customers and revenues.

We have previously recognized significant deferred subscription revenues which will not be available in future periods

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenue balances of $7.6 million at December 31, 2003 and $20.3 million at December 31, 2002. The decrease in deferred revenues from December 31, 2002 to December 31, 2003 was primarily a result of our recognizing as revenues the remaining previously deferred subscription revenues from our existing subscription contracts as these contracts reached the end of their subscription periods during the quarter ended June 30, 2003. We had a deferred revenue balance of $7.6 million at December 31, 2003 that we expect to recognize as revenues in future periods, but the timing of recognition is uncertain. As a result, we do not expect to recognize revenues or profits from deferred revenues during 2004 at the same levels that we experienced during 2003, and may experience lower profitability or a loss if this decrease is not offset by revenue from other sources.

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

Our errors and omissions coverage may not cover contractual disputes

While we maintain errors and omissions insurance coverage for claims related to customer contract disputes within the coverage scope and term, given the nature and complexity of the factors affecting the estimated liabilities, actual liabilities may exceed or be outside the scope of our current errors and omissions coverage. We can give no assurance that our insurance carrier will extend coverage to current or future claims. In addition, no assurance can be given that we will not be subject to material additional liabilities and significant additional litigation relating to errors and omissions for existing claims and future claims.

Our errors and omissions insurance policy, which we renewed on March 1, 2004, is in the form of an industry standard software errors and omissions policy. As such, it only covers software errors and omissions that occur after the delivery of software and excludes contractual disputes such as cost and time related guarantees. We have previously had contractual disputes related to our guarantees. While we have substantially changed our business model and no longer offer a money-back guarantee, no assurance can be given that we will not be subject to these types of claims in the future. In the event that liabilities from claims are not covered by or exceed our errors and omissions coverage, our business, results of operations, financial position, or liquidity could be materially and adversely affected.

We are involved in litigation and disputes and may in the future be involved in further litigation or disputes that may be costly and time-consuming, and if we suffer adverse judgments, our operating results could suffer

We have been recently involved in litigation with a former customer (in July 2003, the U.S. District Court dismissed the case without prejudice) and in a class action suit against more than 300 issuers involving the underwriters of those issuer’s initial public offerings. We were also recently named as one of many defendants in a lawsuit related to the death of a patient at Cedars-Sinai Medical Center, one of our customers. We may in the future face other litigation or disputes with customers, employees, business partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity. See “Legal Proceedings” generally for more information concerning our litigation and disputes.

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

If we fail to adequately anticipate employee and resource utilization rates, our operating results could suffer

A high percentage of our operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of our projects or in employee utilization rates did and may continue to cause significant variations in operating results in any particular quarter and could result in quarterly losses. Time and material consulting arrangements can typically be terminated by a customer on short notice. An unanticipated termination of a major project, the delay of a project, or the completion during a quarter of several projects has in the past and may continue to result in under-utilized employees and could, therefore, cause us to suffer quarterly losses or adverse results of operations.

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

Our failure to attract and retain highly skilled employees, particularly project managers and other senior technical personnel, could impair our ability to complete projects and expand our business

Our services business is labor intensive. Our success will depend in large part upon our ability to attract, retain, train, and motivate highly skilled employees, particularly project managers and other senior technical personnel. Any failure on our part to do so would impair our ability to adequately manage and complete existing projects, bid for and obtain new projects, and expand business. There exists significant competition for employees with the skills required to perform the services we offer. Qualified project managers and senior technical staff are in great demand and are likely to remain a limited resource for the foreseeable future. Our restructurings and related headcount reductions, may make it more difficult for us to retain and compete for such employees. There can be no assurance that we will be successful in retaining, training, and motivating our employees or in attracting new, highly skilled employees. If we are unsuccessful in this effort or if our employees are unable to achieve expected performance levels, our business will be harmed.

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

International political and economic uncertainty could have an adverse impact on our business and on our operating results

Revenues from customers outside of North America were 29 percent of total revenues for the year ended December 31, 2003. The international political and economic uncertainty caused by the ongoing war on terrorism may adversely impact our ability to continue existing relationships with our foreign customers and to develop new business abroad.

Our stock price may continue to be volatile

Our stock price has fluctuated widely in the past and could continue to do so in the future. Your investment in our stock could lose value. Some of the factors that could significantly affect the market price of our stock include: variations in our quarterly financial results; changes in our revenue; changes in our customer base including the loss of a major customer; changes in management; reports or earnings estimates published by financial analysts; changes in political, economic and market conditions either generally or specifically to particular industries; and fluctuations in stock prices generally, particularly with respect to the stock prices for other technology companies. A significant drop in our stock price could expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. An unfavorable outcome of such a matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

If we elected to or were required to account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. Although we are not currently required to record compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future accounting pronouncements will require us to treat all stock-based compensation as an expense using the fair value method. If we elected to or were required to record expenses for option awards under our option or employee stock purchase plans using the fair value method, we could have significant charges. For the year ended December 31, 2003, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, net income would have been reduced by $5.2 million. See Notes 3, 13 and 14 of Notes to Consolidated Financial Statements for more information.

No corporate actions requiring stockholder approval can take place without the approval of our controlling stockholders

The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 53 percent of our outstanding common stock. Jeffrey L. Walker, Chairman, Executive Vice President and Chief Technology Officer, and the Walker Children’s Trust, in the aggregate, currently beneficially own approximately 39 percent of our outstanding common stock. Mr. Walker, acting with others, would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

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

Interest Rate Risk

As of December 31, 2003, we had cash and cash equivalents of $12.2 million, and restricted cash of $73,000. Substantially all of the cash equivalents consist of highly liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the December 31, 2003 rates would cause the fair value of these cash investments to change by an insignificant amount. We do not invest in any financial derivatives or any other complex financial instruments. TenFold does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

Currency Risk

Our operations include some transactions with customers and partners in the United Kingdom. Some of these transactions are denominated in British pounds. For example, we currently have a project underway in the United Kingdom for which receive payment from our customer in British pounds. We pay a contractor we use for the project in British pounds. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of receivables or payables denominated in British pounds decreases. When the U.S. dollar weakens against the British pound, the value of receivables or payables denominated in British pounds increases. The monetary activities which are impacted by foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the December 31, 2003 rate would cause the fair value of such monetary assets and liabilities denominated in British pounds to change by $64,000. We are not currently engaged in any foreign currency hedging activities.

Item 8.	Financial Statements and Supplementary Data

The responses to this item are submitted in other sections of this Form 10-K. See Item 6 for Supplementary Data. See Item 15 for Financial Statements.

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

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Nancy Harvey (Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, Dr. Harvey concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended December 31, 2003.

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

(a) Executive Officers

The information required by this Item is incorporated by reference to the section entitled “Executive Officers” in Part I of this Form 10-K and by reference to the Section entitled “Code of Ethics” in the Proxy Statement.

(b) Directors

The information required by this Item is incorporated by reference to the sections entitled “Board of Directors” and “Nominations” in the Proxy Statement.

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

The information required by this Item is incorporated by reference to the section entitled “Equity Compensation Plan Information” in Part II of this Form 10-K and by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section entitled “Independent Public Accountants” in the Proxy Statement.

Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1. Financial Statements and Notes to Consolidated Financial Statements

The following financial statements are filed as part of this report:

TENFOLD CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Auditors	51
Consolidated Balance Sheets as of December 31, 2003 and 2002	53
Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2003	54
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for each of the years in the three year period ended December 31, 2003	55
Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2003	56
Notes to Consolidated Financial Statements	57

(a)	2. Financial Statement Schedule

The following financial statement schedule is filed as a part of this report:

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2002, and 2001

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)	3. Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Number	Description

3.2**	Fourth Amended and Restated Certificate of Incorporation of TenFold. (1)

3.3**	Bylaws of TenFold. (1)

3.4**	Amendment to Bylaws dated March 2, 1999. (3)

4.1**	Reference is made to Exhibits 3.2, 3.3, and 3.4. (1) and (3)

4.2**	Specimen Stock Certificate. (1)

4.3**	Amended and Restated Investors’ Rights Agreement dated November 24, 1997, as Amended, by and among TenFold, Gary D. Kennedy, Jeffrey L. Walker, the Walker Children’s Trust and the Investors (as defined therein). (1)

4.4**	Form of Securities Purchase Agreement dated December 22, 2003, between Registrant and purchasers of stock (13)

4.5**	Form of Amendment No. 1 to Securities Purchase Agreement dated December 22, 2003, between Registrant and purchasers of stock (14)

10.1**	Form of Indemnification Agreement between TenFold and an executive officer and its directors. (1)

10.2**#	1993 Flexible Stock Incentive Plan, as amended. (2)

10.3**#	1999 Stock Plan, as amended. (9)

10.4**#	1999 Employee Stock Purchase Plan, as amended. (9)

10.5**#	2000 Employee Stock Option Plan. (5)

10.6**	Restructuring Agreement effective December 8, 2000 between Perot Systems Corporation and TenFold. (5)

10.7**	Lease Agreement effective April 28, 2000 between Boyer Jordan Valley 1, L.C. and TenFold. (4)

10.8**	First Amendment to Lease Agreement effective November 30, 2000 between Boyer Jordan Valley 1, L.C. and TenFold. (5)

10.9**	Second Amendment to Lease Agreement between Boyer Jordan Valley 1, L.C. and TenFold. (10)

10.10**	Third Amendment to Lease Agreement Between Boyer Jordan Valley 1, L.C. and Tenfold. (11)

10.11**#	Employment Agreement between TenFold and Nancy M. Harvey. (6)

10.12**#	Amendment to Employment Agreement TenFold Corporation and Nancy M. Harvey. (9)

10.13**#	Amendment No. 2 to Employment Agreement between TenFold and Nancy M. Harvey. (10)

10.14**#	Amendment No. 3 to Employment Agreement between TenFold and Nancy M. Harvey. (13)

10.15#	Amendment No. 4 to Employment Agreement between TenFold and Nancy M. Harvey.

10.16**#	Restricted Stock Bonus Agreement Between TenFold and Nancy M. Harvey. (7)

10.17**#	Resignation Agreement between TenFold and Gary D. Kennedy. (8)

10.18**#	Resignation Agreement between TenFold and Donald R. Jefferis. (8)

10.19**#	Separation Agreement between TenFold and Sameer Shalaby. (9)

10.20**	Master Software License and Services Agreement, dated September 27, 1999, as amended, between TenFold and Allstate Insurance Company. (10)

10.21**	Termination and Settlement Agreement, dated October 18, 2001, among TenFold Corporation, Argenesis Corporation, and Linedata Services. (9)

10.22**	Stock Issuance Agreement and Release, dated as of February 5, 2003, between TenFold and the Robert W. Felton Trust. (12)

10.23**	Placement Agent Agreement dated December 12, 2003 between Registrant and Brean Murray & Co., Inc. (14)

11*	Computation of Shares used in Computing Basic and Diluted Net Income (Loss) Per Share.

23.1	Consent of Tanner + Co.

23.2	Consent of KPMG LLP

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to “Notes to Consolidated Financial Statements” herein

**	Previously filed

#	Indicates management contract or compensatory plan or arrangement

1)	Filed on March 8, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated by reference.

2)	Filed on April 20, 1999 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 and incorporated by reference.

3)	Filed on May 18, 1999 as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference.

4)	Filed on May 5, 2000 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

5)	Filed on April 12, 2001 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

6)	Filed on May 21, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

7)	Filed on July 27, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

8)	Filed on November 19, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

9)	Filed on April 15, 2002 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

10)	Filed on August 14, 2002 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

11)	Filed on November 19, 2002 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

12)	Filed on March 31, 2003 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

13)	Filed on May 13, 2003 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

14)	Filed on December 23, 2003 as an exhibit to the Company’s Report on Form 8-K and incorporated by reference.

(b) Reports on Form 8-K

On December 24, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that the Company raised $10,000,000 (before related fees and expenses) through the private placement of 5,000,000 shares of common stock at a price of $2.00 per share.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

TenFold Corporation:

We have audited the consolidated financial statements of TenFold Corporation and subsidiaries as of December 31, 2003 and 2002 and for the two years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of December 31, 2003 and 2002 and for the two years then ended as listed in Item 15a of the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TenFold Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule as of and for the two years ended December 31, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Tanner+Co.

Salt Lake City, Utah

March 17, 2003

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

TenFold Corporation:

We have audited the consolidated statements of operations, stockholders equity (deficit) and comprehensive income (loss), and cash flows of TenFold Corporation and subsidiaries for the year ended December 31, 2001 listed in Item 15a of the accompanying index. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended December 31, 2001, as listed in Item 15a of the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and the cash flows of TenFold Corporation and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the year ended December 31, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/s/ KPMG LLP

Salt Lake City, Utah

April 4, 2002

TENFOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$12,236	$3,838
Accounts receivable, (net of allowances for doubtful accounts of $0 and $296 respectively)	942	1,370
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $0 respectively)	58	31
Prepaid expenses and other assets	243	278
Income taxes receivable	—	17
Other assets	10	2,120

Total current assets	13,489	7,654

Restricted cash	73	138
Property and equipment, net	855	1,467
Other assets	—	25

Total assets	$14,417	$9,284

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,127	$937
Income taxes payable	1,728	1,743
Accrued liabilities	5,416	6,436
Deferred revenue	7,586	20,328
Current installments of obligations under capital leases	—	3,012
Other current liabilities	—	2,028

Total current liabilities	15,857	34,484

Long-term liabilities:
Other long-term liabilities	—	25

Total long-term liabilities	—	25

Contingencies
Stockholders’ deficit:
Common stock, $0.001 par value:
Authorized: 120,000,000 shares Issued and outstanding shares: 45,969,524 shares at December 31, 2003 and 37,382,080 shares at December 31, 2002	46	37
Additional paid-in capital	75,936	65,953
Deferred compensation	(43)	(89)
Accumulated deficit	(77,379)	(91,126)

Total stockholders’ deficit	(1,440)	(25,225)

Total liabilities and stockholders’ deficit	$14,417	$9,284

The accompanying notes to consolidated financial statements are an integral part of these financial statements

TENFOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
License	$248	$207	$8,532
Subscription	10,431	15,548	689
Services and other	17,030	12,475	45,692

Total revenues	27,709	28,230	54,913

Operating expenses:
Cost of revenues	9,454	12,998	30,990
Sales and marketing	1,088	1,985	5,556
Research and development	3,471	6,229	12,672
General and administrative	3,046	7,803	11,113
Amortization of goodwill and acquired intangibles	—	—	962
Special charges	(673)	2,838	18,876

Total operating expenses	16,386	31,853	80,169

Income (loss) from operations	11,323	(3,623)	(25,256)

Other income (expense):
Interest income	50	215	850
Interest expense	(173)	(638)	(1,249)
Other income (expense)	373	367	591
Gain on retirement of debt	2,206	2,393	—
Gain (loss) on sale of subsidiaries	—	(399)	12,361

Total other income, net	2,456	1,938	12,553

Income (loss) before income taxes	13,779	(1,685)	(12,703)
Provision (benefit) for income taxes	32	(497)	2,965

Net income (loss)	$13,747	$(1,188)	$(15,668)

Basic earnings (loss) per common share	$0.34	$(0.03)	$(0.44)

Diluted earnings (loss) per common share	$0.29	$(0.03)	$(0.44)

Weighted average common and common equivalent shares used to calculate earnings (loss) per share:
Basic	40,634	37,249	35,623

Diluted	47,623	37,249	35,623

The accompanying notes to consolidated financial statements are an integral part of these financial statements

TENFOLD CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stockholders	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Comprehensive Income (Loss)			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2000	35,735,858	36	66,170	(429)	(2,132)	(74,270)				(823)	(11,448)

Common stock issued upon exercise of options	241,680	—	65	—	—	—				—	65
Common stock issued for ESPP	261,429	—	533	—	—	—				—	533
Restricted stock grant	800,000	1	279	—	(280)	—				—	—
Restricted stock repurchase	(226,505)	—	(2)	—	—	—				—	(2)
Amortization of deferred compensation	—	—	—	—	857	—				—	857
Cancellation of stock options	—	—	(976)	—	976	—				—	—
Notes receivable from stockholder	—	—	—	(140)	—	—				—	(140)
Changes in and payments of notes receivable, net	—	—	—	192	—	—				—	192
Compensation expense associated with extension of stock option exercise periods	—	—	43	—	—	—				—	43
Net loss	—	—	—	—	—	(15,668)	$	[(15,668	)]	—	(15,668)
Currency translation	—	—	—	—	—	—		[224	]	224	224

Comprehensive loss	—	—	—	—	—	—	$	[(15,444	)]	—	—

Balance at December 31, 2001	36,812,462	37	66,112	(377)	(579)	(89,938)				(599)	(25,344)

Common stock issued upon exercise of options	74,315	—	23	—	—	—				—	23
Common stock issued for ESPP	39,817	—	14	—	—	—				—	14
Restricted common stock issued	672,911	—	249	—	—	—				—	249
Restricted stock repurchase	(217,425)	—	(119)	—	—	—				—	(119)
Amortization of deferred compensation	—	—	—	—	164	—				—	164
Cancellation of stock options	—	—	(326)	—	326	—				—	—
Changes in and payments of notes receivable, net	—	—	—	233	—	—				—	233
Allowance for notes receivable from stockholders	—	—	—	144	—	—				—	144
Net loss	—	—	—	—	—	(1,188)	$	[(1,188	)]	—	(1,188)
Currency translation loss recognized	—	—	—	—	—	—		—		599	599

Comprehensive loss	—	—	—	—	—	—	$	[(1,188	)]	—	—

Balance at December 31, 2002	37,382,080	$37	$65,953	$—	$(89)	$(91,126)				$—	$(25,225)

Common stock issued upon exercise of options	283,988	—	173	—	—	—				—	173
Common stock issued for ESPP	47,478	—	6	—	—	—				—	6
Restricted common stock issued	8,888,889	9	9,741	—	—	—				—	9,750
Restricted stock cancelled	(632,911)	—	—	—	—	—				—	—
Amortization of deferred compensation	—	—	—	—	109	—				—	109
Cancellation of stock options	—	—	(9)	—	9	—				—	—
Deferred compensation related to grants of stock options	—	—	72	—	(72)	—				—	—
Net income	—	—	—	—	—	13,747	$	[13,747	]	—	13,747

Comprehensive income	—	—	—	—	—	—	$	[13,747	]	—	—

Balance at December 31, 2003	45,969,524	$46	$75,936	$—	$(43)	$(77,379)				$—	$(1,440)

The accompanying notes to consolidated financial statements are an integral part of these financial statements

TENFOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$13,747	$(1,188)	$(15,668)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income tax benefit	—	—	407
Amortization of goodwill and acquired intangibles	—	—	962
Depreciation and amortization	766	2,621	6,006
Provision (reversal) to bad debt reserve	6	(70)	76
Amortization of deferred compensation	109	164	857
Impaired assets charge	—	851	10,081
Provision for stockholder notes receivable	—	146	—
Compensation expense related to stock options	—	—	43
(Gain) loss on retirement of debt	(2,206)	(2,393)	—
(Gain) loss on sale of property and equipment	(113)	(21)	—
(Gain) loss on sale of subsidiaries	—	399	(12,361)
Changes in operating assets and liabilities:
Accounts receivable	422	594	320
Unbilled accounts receivable	(27)	(23)	134
Prepaid expenses and other assets	2,051	(540)	(683)
Accounts payable	190	102	(8,570)
Income taxes payable, net	2	(533)	1,745
Accrued liabilities	(1,020)	(7,242)	2,095
Deferred revenue	(12,742)	(2,892)	(6,655)
Other current and long-term liabilities	(2,053)	415	(498)

Net cash used in operating activities	(868)	(9,610)	(21,709)

Cash flows from investing activities:
Additions to property and equipment and assets held for sale	(178)	(846)	—
(Additions) decreases to restricted cash	65	5,944	(3,595)
Proceeds from sale of property and equipment	137	2,212	—
Proceeds from sale of subsidiaries	—	—	27,113

Net cash provided by investing activities	24	7,310	23,518

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	6	14	533
Exercise of common stock options	173	23	65
Principal payments on obligations under capital lease	(687)	(1,567)	(2,276)
Principal payments on notes payable	—	(3,761)	(2,507)
Proceeds from issuance of restricted stock	9,750	249	—
Repurchase of restricted stock	—	(119)	(2)
Receipt of amounts due from stockholders	—	334	232
Notes receivable from stockholders	—	41	(140)

Net cash provided by (used in) financing activities	9,242	(4,786)	(4,095)

Effect of exchange rate changes	—	(45)	(599)

Net increase (decrease) in cash and cash equivalents	8,398	(7,131)	(2,885)
Cash and cash equivalents at beginning of year	3,838	10,969	13,854

Cash and cash equivalents at end of year	$12,236	$3,838	$10,969

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$32	$65	$1,371
Cash paid for interest	$8	$489	$824
Non cash investing and financing activities:
Deferred compensation related to grants of stock or stock options	$72	$—	$280

The accompanying notes to consolidated financial statements are an integral part of these financial statements

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

TenFold is the provider of EnterpriseTenFold™, a software applications platform (formerly “Universal Application”) that reduces enterprise applications design, development, deployment, and maintenance timeframes and costs. EnterpriseTenFold automates most of what applications programmers typically do, and empowers small teams of business people and IT professionals to design, build, test, deploy, and maintain complex, transaction-intensive applications. TenFold also offers services for developing and implementing applications, training, and customer and technical support.

TenFold sells its products and services primarily to customers in the United States, but it currently has a small number of customers outside the United States.

TenFold was incorporated in the state of Delaware in February 1993.

2.	Going Concern and Liquidity

The independent auditors’ opinion on TenFold’s December 31, 2001 financial statements included an explanatory paragraph relating to TenFold’s ability to continue as a going concern.

TenFold has taken steps to strengthen its financial foundation, including restructuring its operations through work force reductions, terminating leases or subleasing facilities, negotiating significantly discounted debt retirements, and other operational cost-saving measures. TenFold has carefully managed its accounts receivable and generated additional cash inflows wherever possible from its existing customer base, and has raised capital. TenFold has made progress improving cash flow during 2001, 2002 and continuing into 2003. Progress made in 2003 includes:

•	During February 2003, TenFold executed agreements with its two major equipment lessors to buy out and fully retire its equipment lease debt at a substantial discount, and return substantially all the related equipment.

•	During February 2003, TenFold sold 3,888,889 shares of common stock to a member of its Board of Directors for a total purchase price of $700,000.

•	During December 2003, TenFold closed a private placement of 5 million shares of restricted common stock, with no warrants, which it sold at $2.00 per share (before related fees and expenses).

TenFold believes it has made good progress strengthening its financial foundation, and that its existing cash and expected continuing cash flows from existing customers will provide it with sufficient resources for the coming year. However, some challenges and risks remain:

•	TenFold has derived, and over the near term expects to continue to derive, a significant portion of its cash inflows from a limited number of large customers. The loss of a large customer could materially and adversely affect TenFold’s business, results of operations, financial position and liquidity.

•	TenFold continues to face a challenging sales environment, and it is unclear when TenFold can expect to achieve significant sales to new customers, and sustain positive cash flow from operations.

TenFold believes that it is continuing to appropriately manage these risks. However, there can be no assurance that TenFold will be successful, and that these risks will not have a materially adverse affect on its future cash flow.

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Previously, risks relating to revenue recognition also included the judgment and estimation required to determine fixed-price project completion percentages, fixed-price project profit or loss projections, and forecasting of fixed-price project end-dates. However, during the year ended December 31, 2002 TenFold converted its remaining on-going legacy fixed-price contracts to time-and-materials arrangements. As a result, TenFold has no significant on-going fixed-price contracts at December 31, 2003.

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

TenFold recognizes restructuring charges consistent with EITF 94-3, prior to January 1, 2003 and consistent with SFAS 146 beginning on January 1, 2003. For amounts accrued at December 31, 2002, TenFold reduces current charges for abandoned facilities with sublease income. Management analyzes current market conditions including current lease rates in the respective geographic regions, vacancy rates, and costs associated with subleasing when evaluating the reasonableness of future sublease income. Significant management judgments and estimates must be made and used in calculating future sublease income. Variances between expected and actual sublease income have previously and may continue to result in restructuring charge adjustments in future periods.

Revenue Recognition

TenFold derives revenues from license fees, subscription fees, applications development and implementation services, support, and training services. License revenues consist of fees for licensing EnterpriseTenFold (formerly known as Universal Application) as an applications

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TenFold recognizes license revenues from applications product sales and EnterpriseTenFold development and deployment licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: TenFold has signed a noncancellable license agreement with nonrefundable fees; TenFold has shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the applications license or EnterpriseTenFold development or deployment licenses are sold separately or when an EnterpriseTenFold license is sold with an applications development project. Services relating to the licenses typically only include post contract customer support services, or do not add

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

significant functionality, features, or significantly alter the software. In addition, similar services are available from other vendors; there are no milestones or customer specific acceptance criteria which affect the realizability of the software license fee; and the software license fee is non-cancelable and non-refundable.

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

The following table sets forth, for the periods indicated, the revenue recognized by type (in thousands):

	Year ended December 31,
	2003	2002	2001
Products:
EnterpriseTenFold license revenue	$198	$81	$—
Vertical application product license revenue	—	—	—
Solutions:
Percentage-of-completion license revenue	50	126	8,532

Total license revenues	$248	$207	$8,532
Subscription revenue	$10,431	$15,548	$689
Percentage-of-completion service revenue	$254	$1,056	$24,483
Time-and-materials service revenue	10,145	4,224	13,535
Maintenance revenue	3,183	5,481	4,002
Training revenue	822	482	1,324
Reimbursed expenses and other revenues	2,626	1,232	2,348

Total services and other revenues	$17,030	$12,475	$45,692

Total revenues	$27,709	$28,230	$54,913

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents

Cash equivalents include all highly liquid investments purchased with remaining maturities of three or fewer months. Cash equivalents are recorded at cost, which approximates fair value, and consist primarily of investments in money market mutual funds.

Financial Instruments

The carrying values of accounts receivable, unbilled accounts receivable, income taxes receivable, accounts payable, accrued liabilities, and income taxes payable, approximates their estimated fair values due to the relative short maturity of these instruments.

Restricted Cash

Restricted cash at December 31, 2003 relates to $73,000 held to support various other accounts payable activities.

Restricted cash at December 31, 2002 relates to $66,000 held as collateral for TenFold’s letter of credit obligations used to secure a lease on office space in Dallas, Texas; and $72,000 held to support various other accounts payable activities.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost, as adjusted for impairment charges. See Notes 6 and 19 for more information. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years, or the life of the lease, whichever is shorter.

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

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $1,000 in 2003, $33,000 in 2002, and $0 in 2001.

Research and Development Costs

Research and development expenses consist primarily of costs for development and enhancement of the EnterpriseTenFold, and TenFold ComponentWare. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”), development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established. TenFold achieves technological feasibility through a working model. TenFold has charged its software development costs to research and development expense in the accompanying Consolidated Statements of Operations.

Royalties

TenFold has entered into agreements with certain of its customers and others requiring TenFold to make royalty payments ranging from 1.9 percent to 25 percent of specified future revenues. These royalties typically become payable if and when applications products developed for these customers are subsequently re-sold to other customers, generally with the assistance of the original customer; or are payable to certify an application’s compliance with certain industry standards and to obtain industry benchmarking data. TenFold incurred royalty expense of $11,000, $10,000, and $0 during the years ended December 31, 2003, 2002, and 2001, respectively.

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

Currency Translation

The functional currency of TenFold’s foreign operations was the applicable local foreign currency. As such, TenFold did not recognize any transaction gains or losses during the years ended December 31, 2003, 2002 and 2001. The translation of the functional currencies into U.S. dollars was performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the reporting period. Adjustments resulting from the translation of TenFold’s foreign operations was included in accumulated other comprehensive income as a component of stockholders’ equity. During October 2002, TenFold sold the entire equity interest in its wholly owned subsidiary, TenFold Systems UK Limited, to the management of that subsidiary. See Note 5 for more information. Transaction gains and losses subsequent to sale of TenFold Systems UK Limited were insignificant.

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

Had compensation expense for TenFold’s stock option plan and the employee stock purchase plan been determined based on the fair value at the grant date for awards or purchase rights under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock Based Compensation, TenFold’s net income (loss) for the years ended December 31, 2003, 2002, and 2001 would have been as follows (in thousands except per share information):

	2003	2002	2001
Net income (loss) applicable to common stock – as reported	$13,747	$(1,188)	$(15,668)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	109	164	857
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,348)	(7,779)	(16,830)

Net income (loss) applicable to common stock – pro forma	$8,508	$(8,803)	$(31,641)

Earnings (loss) per common share—as reported:
Basic	$0.34	$(0.03)	$(0.44)
Diluted	0.29	(0.03)	(0.44)
Earnings (loss) per common share – pro forma:
Basic	$0.21	$(0.24)	$(0.89)
Diluted	0.18	(0.24)	(0.89)

The effect of SFAS 123 on pro forma net income (loss) and net income (loss) per share disclosed for 2003, 2002, and 2001 may not be representative of the effects on pro forma results in future years.

See Note 13 for more information.

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

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (“VIE”). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on TenFold’s results of operations and financial position.

On December 18, 2003 the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 does not have a material impact on the TenFold’s financial position or results of operations.

4.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

	Year ended December 31,
	2003	2002	2001
Numerator:
Net income (loss)	$13,747	$(1,188)	$(15,668)

Numerator for diluted earnings (loss) per share	$13,747	$(1,188)	$(15,688)

Denominator:
Denominator for basic earnings (loss) per share – weighted-average shares	40,634	37,249	35,623

Employee stock options	6,989	—	—

Denominator for diluted earnings (loss) per share	47,623	37,249	35,623

Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.34	$(0.03)	$(0.44)

Diluted earnings (loss) per common share	$0.29	$(0.03)	$(0.44)

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee stock options of 3,792,372 outstanding at December 31, 2003, that have a weighted average exercise price of $5.99 per share, and that could potentially dilute basic earnings (loss) per share in the future, were not included in the computation of diluted earnings (loss) per share for the year ended December 31, 2003, because to do so would have been anti-dilutive for the period.

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

On October 19, 2002, TenFold sold the entire equity interest in its wholly owned subsidiary, TenFold Systems UK Limited, to the management of that subsidiary. Accordingly, the operations of TenFold Systems UK Limited have been included in the accompanying consolidated statements of operations for TenFold for all periods presented through October 19, 2002. TenFold has previously distributed and supported its products in the United Kingdom through TenFold Systems UK Limited. Under the terms of this transaction, youDevise Limited (formerly TenFold Systems UK Limited) will continue to distribute TenFold products in the United Kingdom and provide local support to its customers. TenFold will provide support for EnterpriseTenFold to youDevise Limited and will share with youDevise Limited revenues from existing and future youDevise Limited customers.

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

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the sale of LongView, TenFold deposited $2.9 million in an interest bearing escrow account to be used for settlement of indemnified claims that might arise over the eighteen months following sale. During the quarter ended September 30, 2001, TenFold began negotiations of an agreement with Linedata, that was signed by the parties in October 2001, under which the parties agreed to release each other from certain claims they had or may have had against each other, and Linedata agreed to immediately release to TenFold $1.8 million of the previously escrowed funds, with Linedata retaining the balance of $1.2 million. As a result, TenFold reduced its gain on sale of LongView by $1.2 million during the quarter ended September 30, 2001. During October 2001, TenFold received the $1.8 million released from the escrow account and Linedata received $1.2 million, as contemplated in the related agreement.

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

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Property Plant & Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Computer equipment	$6,860	$7,416
Leasehold improvements	2,274	2,255
Software	1,672	1,672
Office equipment	1,492	1,663
Furniture and fixtures	927	2,052
Computer equipment under capital lease	—	5,425

Total cost	13,225	20,483
Less accumulated depreciation and amortization	(12,370)	(19,016)

	$855	$1,467

Accumulated amortization under capital leases amounted to $0, $5.4 million, and $8.2 million at December 31, 2003, 2002, and 2001, respectively.

During the year ended December 31, 2003, TenFold executed agreements with its two major equipment leasing vendors to buy out and retire their equipment lease debt at a substantial discount, and return substantially all the equipment. Net total other income for the year ended December 31, 2003 includes a gain of $2.2 million that TenFold recognized on the retirement of capital lease obligations.

During the year ended December 31, 2002, TenFold recognized impairment charges on its fixed assets. The accumulated depreciation and amortization in the table above has been adjusted for the impairment charge. See Note 19 for more information.

During the year ended December 31, 2000, TenFold acquired two office buildings totaling 14,000 square feet and adjoining property in San Rafael, California. TenFold did not occupy any of this space during the year ended December 31, 2001. TenFold sold these buildings in January 2002 for an amount equal to their net book value after previously recorded impairment adjustments, of $2.0 million.

7.	Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	December 31,
	2003	2002
Due to Perot Systems	$2,673	$2,673
Accrued restructuring costs	512	1,437
Sales & other business taxes	619	560
Accrued vacation	488	436
Accrued medical insurance	215	283
Accrued compensation	346	115
Legal and accounting fees	277	173
Other accrued expenses	286	759

Total accrued liabilities	$5,416	$6,436

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Notes Payable

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

In October 2002, TenFold executed an agreement with this lender under which TenFold paid a reduced amount to fully retire its remaining notes payable to this lender. TenFold has recognized the difference between the amount paid to retire this debt and the carrying amount of the debt as a gain on retirement of debt of $2.4 million in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002.

9.	Lease Commitments

TenFold leases office space and equipment under non-cancelable lease agreements, which expire at various dates through 2007. These leases generally require TenFold to pay all executory costs such as maintenance and insurance. Future minimum lease payments under non-cancelable operating lease obligations, in excess of one year and excluding obligations accrued as part of restructurings, as of December 31, 2003 are as follows (in thousands):

Total
2004	405
2005	416
2006	427
2007	290
2008	—
Thereafter	—

Total minimum lease payments	$1,538

Total rental expense under operating leases, net of $0 sublease income in 2003, $0 sublease income in 2002, and $513,000 sublease income in 2001, was $431,000, $2.5 million, and $4.4 million for the years ended December 31, 2003, 2002, and 2001, respectively.

The table above of future minimum lease payments has not been reduced by future minimum rentals due under subleases of $372,000 in 2004 and $128,000 in 2005. These future minimum rentals are offset against related lease obligations accrued as part of restructurings.

Operating lease commitments for properties that have been restructured are included in accounts payable and accrued liabilities in the Consolidated Balance Sheet at December 31, 2003. See Notes 7 and 19 for more information.

TenFold previously had significant capital lease obligations from equipment leases it had entered into in prior years. During the year ended December 31, 2003, TenFold executed agreements with its two major equipment lessors to buy out and fully retire their equipment lease debt at a substantial discount, and return substantially all the related equipment. TenFold has recognized the difference between the amount paid to retire these lease obligations and the carrying amount of the lease obligations as a gain on retirement of debt of $2.2 million. At December 31, 2002, TenFold had leases payable to these lessors totaling $2.9 million.

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Legal Proceedings and Contingencies

SkyTel Lawsuit

In March 2001, SkyTel Communications, Inc. (“SkyTel”) orally informed TenFold of its intent to terminate the Master Software License and Services Agreement between SkyTel and TenFold (the “SkyTel Agreement”). On May 15, 2001, SkyTel sent TenFold a letter purporting to terminate the SkyTel Agreement based on TenFold’s alleged material breach of the SkyTel Agreement. SkyTel’s letter also demanded a refund of $11 million paid by SkyTel. On September 24, 2001, SkyTel filed a complaint against TenFold in the First Circuit Court of the First Judicial District of Hinds County, Mississippi. The case was subsequently removed to U.S. District Court for the Southern District of Mississippi. SkyTel seeks monetary damages of at least $17.5 million, plus other damages it may prove at trial, together with pre- and post-judgment interest, attorneys’ fees and expenses and costs. On November 13, 2001, TenFold filed an answer denying the material allegations of the complaint. TenFold also filed a counterclaim for unpaid fees and SkyTel’s disclosure of confidential information. TenFold’s counterclaim seeks damages of at least $7 million and punitive damages of at least $10 million. The total contract value involved in this customer dispute is approximately $17.6 million, of which $11.4 million has been received by TenFold to date. TenFold recognized revenue from the SkyTel Agreement of $0, $0, and $263,000 during the years ended December 31, 2003, 2002, and 2001 respectively.

The parties stayed discovery and attempted negotiations to settle the dispute. However, resolution was impeded by the bankruptcy filing of SkyTel and its parent company, WorldCom, Inc. TenFold believes that its supplemental extended reporting period insurance policy covers some of the damages that may arise in the dispute. TenFold’s insurance carrier authorized a settlement offer that was communicated to SkyTel. At December 31, 2002 TenFold had recorded an other current liability to SkyTel for the offer, and an other current asset in the same amount for the receivable from the insurance carrier, in the accompanying consolidated balance sheet at December 31, 2002.

SkyTel did not respond to the settlement offer and as a result the offer lapsed. On July 14, 2003, the Court entered an order dismissing the case without prejudice based on incorrect information, which TenFold immediately clarified for the Court. TenFold has received no further notice from the Court. As a result, TenFold has removed the other current liability to SkyTel for the prior settlement offer, and the related other current asset of the same amount for the receivable from the insurance carrier, in the accompanying consolidated balance sheet at December 31, 2003. The Court retains jurisdiction to reopen the action upon motion of the parties. If reopened, an unfavorable outcome in the matter may have a material adverse impact on TenFold’s business, results of operations, financial position, or liquidity.

Coufal Lawsuit

On December 1, 2003, TenFold was served with a complaint in the matter of Coufal v. Cedars Sinai Medical Center, et. al. The compliant was filed in the Superior Court of the State of California, County of Los Angeles by the parents of a deceased individual who died on December 15, 2002 while in the care of Cedars Sinai Medical Center. The complaint lists a number of defendants including, Cedars Sinai Medical Center, Perot Systems Healthcare Services Group, Perot Systems Corporation, PCX Systems, LLC, TenFold Corporation, Steve Chen M.D., Charles Louy M.D., Steven Fowler M.D., Sunshine Aviva Weiss M.D., and Does 1-100, inclusive. The complaint generally alleges that plaintiff’s daughter died following surgery as the result of an overdose of prescription medications. The complaint alleges that the medications were prescribed, ordered and/or administered in excess of the levels acceptable to physicians acting within the standard of care of physicians in the community, and that the computerized physician order entry system (“PCX”), initially developed by TenFold, failed to detect the overdose. The complaint acknowledges that in

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April, 2001, and pursuant to separate agreements, which are described in reports that TenFold has filed with the SEC, responsibility for and ownership of PCX was assumed by PCX Systems, LLC (a wholly owned subsidiary of Cedars Sinai Medical Center), and that in October, 2002 Cedars Sinai Medical Center installed PCX for hospital use. At this point, management does not believe that this lawsuit will have a material adverse impact on TenFold’s business, results of operations, financial position, or liquidity.

Summary and Insurance

TenFold maintained errors and omissions and umbrella liability insurance coverage to protect itself in the event of claims for damages related to the performance of computer-related services or the failure to perform computer-related services that occurred after March 1, 1998, but prior to March 1, 2001. TenFold does not believe that the dispute with SkyTel would be covered by TenFold’s original errors and omissions and umbrella liability insurance coverage. However, TenFold also maintained a $2 million supplemental extended reporting period policy on one of TenFold’s prior errors and omissions liability policies. TenFold believes that this supplementary extended reporting insurance policy covers some of the types of alleged damages (but not unpaid or unbilled accounts receivable) claimed in the SkyTel dispute noted above, subject to the policy’s total limit, and the insurance carriers’ standard reservation of rights. TenFold also believes that this supplementary extended reporting insurance policy may cover the costs of legal defense of the SkyTel dispute, subject to the policy’s total limit, and any stated reservation of rights by the carrier regarding conditions or findings that might exclude coverage for a particular matter. TenFold used a portion of this supplemental extended reporting insurance policy in defending the SkyTel dispute, until the case was dismissed on July 14, 2003 as described above.

On March 1, 2001, TenFold secured an industry-standard, errors and omissions policy that covers claims made after March 1, 2001. TenFold renewed this policy on March 1, 2002 and again on March 1, 2003. TenFold’s new policy excludes contractual related disputes such as cost and time guarantees, and only covers software errors or omissions that occur after the delivery of software. TenFold believes this policy provides adequate coverage for potential damages related to errors and omissions in TenFold’s delivered software. TenFold believes its errors and omissions and/or umbrella liability insurance coverage may cover the costs of legal defense and types of alleged damages claimed in the Coufal dispute noted above, subject to the policy’s total limit, and the insurance carriers’ standard reservation of rights by the carrier regarding conditions or findings that might exclude coverage for a particular matter.

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

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TenFold’s agreements with customers generally require TenFold to indemnify the customer against claims that TenFold’s software infringes third party patent, copyright, or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including a right to replace an infringing product or cancel the software license and return the fees paid by the customer. To date, TenFold has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements, and no such claims were outstanding at December 31, 2003. As a result, TenFold has not recorded a liability for infringement costs as of December 31, 2003.

TenFold’s agreements with customers also generally provide a warranty that for so long as the customer is paying for support services, TenFold’s software will materially conform to the related documentation, and that TenFold’s software has been developed in a workmanlike manner. To date, TenFold has not incurred significant warranty costs. As a result, TenFold has not recorded a liability for warranty costs as of December 31, 2003.

11.	Income Taxes

The components of the provision (benefit) for income taxes are presented below (in thousands):

	Year ended December 31,
	2003	2002	2001
Provision (benefit) for income taxes:
Current:
Federal	$—	$(536)	$536
State	4	4	1,044
Foreign.	28	35	1,385

Total current	32	(497)	2,965
Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total provision (benefit) for income taxes	$32	$(497)	$2,965

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below reconciles the expected U.S. federal statutory income tax rate to the recorded income tax provision (benefit) (in thousands):

	Year ended December 31,
	2003	2002	2001
Tax expense (benefit) at U.S. statutory rates	$4,685	$(573)	$(4,319)
State tax (benefit), net of federal tax impact	4	4	1,044
Meals & entertainment	11	13	58
Purchased intangibles	—	—	3,855
Foreign taxes	28	35	129
Credits for research activities	—	—	(153)
Change in tax contingencies and other estimates	25	(742)	—
Change in valuation allowance attributable to operations	(4,721)	766	2,351

Provision (benefit) for income taxes	$32	$(497)	$2,965

TenFold’s deferred tax assets are comprised of the following (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Reserves and accruals	$1,484	$1,769
Stock option compensation	17	34
Credits for research activities	7,142	6,022
Differences in timing of revenue recognition	2,921	7,826
Loss carryovers	25,141	24,684
Depreciation for book in excess of tax	1,274	2,365

Total deferred tax assets	37,979	42,700
Valuation allowance	(37,979)	(42,700)

Deferred tax assets after valuation allowance	$—	$—

Domestic and foreign components of income (loss) before taxes are as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Domestic	$13,779	$(1,755)	$(13,098)
Foreign	—	70	395

Income (loss) before taxes	$13,779	$(1,685)	$(12,703)

On March 9, 2002, President Bush signed into law the Jobs Creation and Worker Assistance Act of 2002. Among other provisions, the Act provides for a temporary suspension of the alternative minimum tax net operating loss limitation for 2001 and 2002. SFAS No. 109, Accounting for Income Taxes, requires that the effect of changes in tax law be charged or credited to income in the period in which the law is enacted. Therefore, TenFold reversed in the 2002 tax provision $536,000 of federal alternative minimum taxes that were accrued in the 2001 tax provision.

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003, TenFold had federal net operating loss carryforwards of approximately $66.7 million that begin to expire in 2020. As of December 31, 2002, TenFold had state net operating loss carryforwards of approximately $51.6 million, which are subject to various state carryover provisions that generally provide shorter carryover periods than federal. In addition, as of December 31, 2003, TenFold had federal credit carryforwards for increasing research activities of approximately $4.1 million that begin to expire in 2014, TenFold also had $1.7 million of state credits for increasing research activities that are subject to various state carryover provisions.

The ultimate realization of the deferred income tax assets is dependent, in part, upon the tax laws in effect, TenFold’s future earnings, and other events. As of December 31, 2003, TenFold had recorded a valuation allowance of $38.0 million. During the year ended December 31, 2003, the valuation allowance decreased approximately $4.8 million, and for the year ended December 31, 2002, the valuation allowance increased approximately $766,000. The decrease for the year ended December 31, 2003 relates primarily to the income from operations. The increase for the year ended December 31, 2002 relates primarily to the loss from operations and other adjustments to tax contingencies and estimates. The general valuation allowance has been established under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when it is more likely than not that the net deferred tax assets will not be realized. The valuation allowance as of December 31, 2003 includes the benefit for stock option exercises that increased the size of the net operating loss carryovers. Future reductions to the valuation allowance will be allocated $28.7 million to operations and $9.3 million to paid-in capital.

12.	Restricted Stock

On December 22, 2003, TenFold completed a private placement of 5 million shares of restricted common stock, with no warrants, which it sold at $2.00 per share (before related fees and expenses). Under the terms of the private placement, TenFold agreed to file a shelf registration statement to register such shares as soon as practicable following the closing date (but not later than 30 days), and to use its best efforts to cause such shelf registration statement to become effective as soon as practicable following the filing thereof but not later than 90 days after the closing date (or 120 days under certain circumstances), and remain effective until the earlier of (a) the second anniversary of the closing date and (b) the date on which holders of such securities may sell in a single transaction all securities then held on a registered securities exchange or the Over the Counter Bulletin Board Exchange under an applicable exemption from the registration requirements provided by federal securities laws. In the event TenFold fails to have the shelf registration statement declared effective by the SEC by the deadline in the agreement (except where the failure to meet such deadline is the result primarily of actions or omissions by the holders of the securities, or other events beyond TenFold’s reasonable control), then TenFold is required to pay each holder of the securities for each 30-day period that the shelf registration statement remains ineffective, an amount equal to 1% of the original purchase price attributable to those securities. TenFold filed a shelf registration statement to register these securities on February 11, 2004 and it is under review by the SEC as of the date of this filing.

During February 2003, TenFold sold 3,888,889 shares of common stock to a member of its Board of Directors for a total purchase price of $700,000. These shares are not registered and are therefore subject to certain holding period and other trading restrictions provided by federal securities laws.

13.	Stock Option Plans

1993 Flexible Stock Incentive Plan. TenFold’s 1993 Flexible Stock Incentive Plan (the “1993 Stock Plan”) was adopted by the Board of Directors and approved by the TenFold’s stockholders in February 1993. A total of 10,000,000 shares of common stock are reserved for issuance under the 1993 Stock Plan. The 1993 Stock Plan is administered by the Board of Directors and the Board

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Committee, and with respect to option grants to purchase up to 10,000 shares to any one employee, option grants may be approved by a separate committee of the board. The 1993 Stock Plan provides for the issuance of incentive stock options to employees, including officers and employee directors, and of nonqualified stock options, stock purchase rights, stock bonus awards, and stock appreciation rights to employees, including officers and directors, consultants, and non-employee directors. The options generally vest over a five-year period and expire ten years from the date of grant. On January 1, 2003, the Plan terminated with respect to the grant of incentive stock options. To date, TenFold has not issued any incentive stock options, stock purchase rights, stock bonus awards, or stock appreciation rights under the 1993 Stock Plan.

1999 Stock Plan. TenFold’s 1999 Stock Plan was adopted by the Board of Directors and approved by the stockholders in March 1999 and June 2002. A total of 6,500,000 shares of common stock were reserved for issuance under the 1999 Stock Plan, plus an automatic annual increase on the first day of 2000, 2001, 2002, 2003, and 2004. This automatic annual increase is equal to the lesser of 1,000,000 shares or 3 percent of TenFold’s outstanding common stock on the last day of the immediately preceding year, or such lesser number of shares as the Board of Directors determines. Under this provision, on each of January 1, 2003, January 1, 2002, January 1, 2001 and January 1, 2000 the number of shares reserved for issuance under the plan increased by 1,000,000 shares. At the 2003 Annual Meeting TenFold’s stockholders approved a plan amendment that increased the number of shares of common stock available for issuance by 5,000,000 shares, and increased the annual limit on the number of shares of common stock that may be granted to any one employee by 1,000,000 shares to an annual maximum of 2,000,000 shares. The 1999 Stock Plan provides for the granting to employees, including officers and directors, of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants, including non-employee directors, of nonqualified stock options and stock purchase rights. TenFold has historically granted only nonqualified stock options. The 1999 Stock Plan is administered by the Board of Directors and the Board Compensation Committee, and with respect to option grants to purchase up to 10,000 shares to any one employee, option grants may be approved by a separate committee of the board. The plan administrator determines the terms of options and stock purchase rights granted under the 1999 Stock Plan, including the number of shares subject to an option or purchase right, the exercise or purchase price, and the term and exercisability of options. The options generally vest over a four or five year period and expire ten years from the date of grant. Unless terminated earlier, the 1999 Stock Plan will terminate in March 2009. Through December 31, 2003, TenFold has not issued any stock purchase rights or stock appreciation rights under the 1999 stock plan; and has issued only one incentive stock option grant and one stock bonus award.

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

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity under TenFold’s 1993, 1999, and 2000 stock option plans is as follows:

	Option Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2000	19,812,706	$10.29

Granted	7,865,000	$0.63
Exercised	1,041,680	$0.07
Canceled	12,366,615	$10.23

Outstanding at December 31, 2001	14,269,411	$5.76

Granted	4,722,315	$0.38
Exercised	74,315	$0.18
Canceled	8,866,732	$5.45

Outstanding at December 31, 2002	10,050,679	$2.75

Granted	8,869,000	$1.03
Exercised	283,988	$0.61
Canceled	1,771,702	$3.33

Outstanding at December 31, 2003	16,863,989	$1.85

At December 31, 2003, 8,010,609 options were vested and exercisable as compared to 5,846,909 in 2002 and 4,909,196 in 2001, under the stock option plans. Included in the table above are options granted to consultants that were recorded at their estimated fair value. To date, the number of options granted to consultants and the related fair value of such options has been insignificant.

The following table summarizes information about stock options under the plans outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$ 0.05 to $ 0.25	4,116,500	9.04 Years	$0.21	1,348,156	$0.22
0.35 to 0.49	3,816,054	8.02 Years	0.38	2,921,617	0.38
0.60 to 0.89	1,259,063	7.64 Years	0.76	798,876	0.74
1.29 to 2.84	6,817,937	8.89 Years	1.62	2,386,125	1.60
4.49 to 9.81	453,935	6.19 Years	8.51	304,015	8.11
12.60 to 21.00	24,100	5.94 Years	16.73	16,160	16.30
25.75 to 55.88	376,400	6.15 Years	33.46	235,660	33.32

$ 0.05 to $ 55.88	16,863,989	8.50 Years	$1.85	8,010,609	$2.05

The number of remaining options available to grant under the 1993, 1999, and 2000 plans is 10,582,276 as of December 31, 2003.

The weighted-average fair value of the options granted under the plans in 2003 is $0.90 as compared to $0.37 in 2002 and $0.60 in 2001. The fair value of these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions for 2003, 2002, and 2001: risk-free interest rate of 2.15 percent in 2003, 4.06 percent in 2002, and 4.22

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

percent in 2001; a dividend yield of 0 percent; a volatility factor of 202.2 percent for 2003, 209.3 percent for 2002 and 161.0 percent in 2001; and an expected life of 3.0 years in 2003, 5.3 years in 2002, and 3.5 years in 2001.

TenFold recorded deferred compensation pursuant to APB 25 of $72,000 in 2003, $0 in 2002; and $280,000 in 2001; relating to grants of restricted stock or options at exercise prices which were below the estimated fair market values of the underlying common stock. TenFold recognized compensation expense of $109,000 in 2003, $164,000 in 2002, and $857,000 in 2001, related to the normal vesting of options with associated deferred compensation.

14.	1999 Employee Stock Purchase Plan

TenFold’s 1999 Employee Stock Purchase Plan was adopted by the Board of Directors and approved by the stockholders in March 1999. A total of 1,000,000 shares of common stock have been reserved for issuance under the purchase plan. In addition, the number of shares reserved for issuance under the purchase plan automatically increases on the first day of each of TenFold’s fiscal years beginning in 2000, 2001, 2002, 2003, and 2004 equal to the lesser of 300,000 shares, 0.75 percent of TenFold’s outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as the Board of Directors shall determine. Under this provision, the number of shares reserved for issuance under the purchase plan has increased by 1,085,490 shares through December 31, 2003. The purchase plan, which is intended to qualify under Section 423 of the Internal Revenue Code, has two six-month offering periods each year, with new offering periods (other than the first offering period) commencing on February 1 and August 1 of each year. The first offering period commenced on the date of the initial public offering and ended on January 31, 2000. TenFold issued 47,478, 39,817, and 261,429 shares under this plan during the years ended December 31, 2003, 2002, and 2001, respectively.

As of December 31, 2003, 1,470,094 shares were available for issuance under the 1999 Employee Stock Purchase Plan.

The purchase plan is administered by the Board of Directors or by a committee appointed by the Board. Employees (including officers and employee directors) of TenFold, or of any majority-owned subsidiary designated by the Board, are eligible to participate in the purchase plan if they are employed by TenFold or any such subsidiary for at least 20 hours per week and more than 5 months per year. The purchase plan permits eligible employees to purchase common stock through payroll deductions of up to 10 percent of an employee’s compensation, at a price equal to 85 percent of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of such period. No employee may purchase more than 3,000 shares of common stock under the purchase plan in any single offering period. No employee may purchase shares in an offering period if the purchase would cause such employee to own stock or hold outstanding stock options equal to or in excess of 5 percent of the total voting power of all classes of TenFold stock. In addition, no employee shall be granted an option under the purchase plan if the option would permit an employee to purchase stock under all employee stock purchase plans of TenFold at a rate that exceeds $25,000 of fair market value of the stock for each calendar year in which the option is outstanding. An employee has the option of increasing or decreasing the percentage of payroll deductions once or of discontinuing the deduction during the offering period. TenFold has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) in accounting for its employee stock purchase plan. Under APB 25, the plan is considered non-compensatory.

The weighted-average fair value of employee stock purchase rights granted under the employee stock purchase plan in 2003 was $1.17 as compared to $0.24 in 2002 and $1.16 in 2001. The fair value of the employee stock purchase rights was estimated using the Black-Scholes model with the

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

following assumptions for 2003: a weighted-average risk-free interest rate of 1.08 percent, dividend yield of 0 percent, an expected life of 6 months, and a volatility factor of 207.7 percent.

15.	401(k) Retirement Plan

TenFold established a 401(k) retirement savings plan for employees in January 1996. All employees age 21 and over are eligible to participate. Each participant may elect to have amounts deducted from his or her compensation and contributed to the plan. Through January 15, 2002, TenFold matched 20 percent of the first 6 percent of the employees’ contributions, up to a maximum of $2,000 per employee per year. On January 15, 2002, TenFold discontinued matching of employee contributions. Total TenFold matching contributions for 2003, 2002, and 2001 were $0, $5,000, and $196,000, respectively.

16.	Prior Vertical Business Group Operations

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

TenFold Energy, Inc. Warrants

During 1999, TenFold Energy, Inc., a wholly owned subsidiary of TenFold, sold 1,181,600 warrants to Southern Company Energy Marketing (“SCEM”). Each warrant entitled SCEM to purchase one share of Class A Common Stock at $2.12 per share in one of TenFold’s prior subsidiaries, TenFold Energy, Inc. The proceeds of $189,000 were credited to stockholders’ equity.

These warrants were terminated during the year ended December 31, 2001 in conjunction with the settlement of a dispute with SCEM.

17.	Operating Segments

TenFold’s CEO reviews financial information on a consolidated basis, identical in format to the accompanying Consolidated Statements of Operations. TenFold consolidates revenue and expense

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

information for all other business groups for internal and external reporting and for decision-making purposes. TenFold operates in a single operating segment, which is applications development products and services.

Revenues from operations outside of North America were 29 percent of total revenues for 2003, 17 percent of total revenues for 2002, and 28 percent of total revenues for 2001. Revenues from operations in the United Kingdom were 29 percent of total revenues for 2003, 9 percent of total revenues for 2002, and 22 percent of total revenues for 2001. Revenues from operations in Argentina were 0.5 percent of total revenues for 2003, 8 percent of total revenues for 2002, and 6 percent of total revenues for 2001. At December 31, 2003, all of TenFold’s long-lived assets are deployed in the United States.

18.	Additional Significant Risks and Uncertainties

TenFold’s customers are represented by a small number of large companies in the communications, financial services, healthcare, insurance, and investment management industries. As such, a significant portion of TenFold’s revenue and billed and unbilled accounts receivable may relate to a single customer or a small number of customers. Although TenFold plans to expand and diversify its customer base, currently the loss of any of TenFold’s large customers, without their replacement by new customers, would likely have a material adverse effect on TenFold’s revenue, and cash flow. The following table provides customer revenue concentrations greater than 10% of annual revenues, for each of the three years ended December 31, 2003, 2002 and 2001. No other customer accounted for more than 10 percent of total annual revenues during any of these years.

	December 31,
	2003	2002	2001
Customer A	41%	63%	11%
Customer B	25%	12%	—
Customer C	23%	—	—
Customer D	—	—	27%
Customer E	—	—	16%

19.	Special Charges

Special charges for the year ended December 31, 2003 of $(673,000) include restructuring charge adjustments of $(578,000) and asset loss impairment adjustments of ($95,000). Special charges for the year ended December 31, 2002 of $ 2.8 million include restructuring charges of $2.0 million and $851,000 of asset impairment charges. Special charges for the year ended December 31, 2001 of $18.9 million include $10.1 million of asset impairment charges, and $8.8 million of restructuring charges.

Asset Impairment Charges. During year ended December 31, 2003, TenFold recorded asset loss provision adjustments of $(95,000) to eliminate remaining estimated asset loss accruals that were no longer necessary upon TenFold completing the return of previously leased equipment.

During year ended December 31, 2002, TenFold identified $851,000 of fixed assets that had no future value to TenFold and were no longer in active use, and accordingly recorded an asset impairment charge of $851,000 for the year ended December 31, 2002. This charge included the impairment of the leased equipment assets that TenFold returned to its two major equipment lessors pursuant to agreements reached with these lessors subsequent to December 31, 2002, under which TenFold bought out and fully retired the related equipment lease debt and returned substantially all the related equipment.

During the year ended December 31, 2001, TenFold restructured its operations to reduce operating expenses. As part of the restructuring, TenFold closed or planned to close excess facilities in Atlanta, Georgia; Chicago, Illinois; Foster City, California; Irving, Texas; New York, New York;

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restructuring Charges. During the year ended December 31, 2003, TenFold recorded restructuring charge adjustments of $(578,000) to reduce previously accrued restructuring charges for negotiated reductions in remaining lease payments due for unoccupied properties, and to reflect higher sublease income received than previously estimated.

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

Restructuring reserves are included in accounts payable and accrued liabilities at December 31, 2003. Detail of the restructuring charges as of and for the year ended December 31, 2003 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2002	New Charges	Adjustments	Utilized	Balance at December 31, 2003
Employee related	$—	$—	$—	$—	$—
Facilities related	1,565	—	(578)	(456)	531

	$1,565	$—	$(578)	$(456)	$531

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

Schedule II

TENFOLD CORPORATION

Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002, and 2001

(in thousands)

Allowances for Doubtful Accounts (Billed and Unbilled)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2001	$10,287	$(76)	$(7,936	)*	$2,275

Year ended December 31, 2002	$2,275	$(70)	$(1,909	)*	$296

Year ended December 31, 2003	$296	$6	$(302	)*	$—

* Represents write-offs of accounts receivable

Allowances for Doubtful Stockholder Notes Receivable (Principal and Interest)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2001	$2,782	$—	$(1,014)		$1,768

Year ended December 31, 2002	$1,768	$146	$(678)		$1,236

Year ended December 31, 2003	$1,236	$(20)	$(1,216)		$—

Deferred Tax Valuation Accounts	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2001	$42,623	$(689)	$—		$41,934

Year ended December 31, 2002	$41,934	$—	$766		$42,700

Year ended December 31, 2003	$42,700	$(4,721)	$—		$37,979

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2004.

Dated: March 22, 2004	/s/ Nancy M. Harvey

Nancy M. Harvey, President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 22, 2004	/s/ Nancy M. Harvey

Nancy M. Harvey, President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive and Financial Officer)

Dated: March 22, 2004	/s/ Robert P. Hughes

Robert P. Hughes Chief Accounting Officer and Senior Vice President Finance (Principal Accounting Officer)

Dated: March 22, 2004	/s/ Jeffrey L. Walker

Jeffrey L. Walker, Chairman of the Board of Directors, Executive Vice President, and Chief Technology Officer

Dated: March 22, 2004	/s/ Richard H. Bennett, Jr.

Richard H. Bennett Director

Dated: March 22, 2004	/s/ Robert W. Felton

Robert W. Felton Director

Dated: March 22, 2004	/s/ Ralph W. Hardy, Jr.

Ralph W. Hardy, Jr. Director