Form 10-Q
period 2004-03-31
TENFOLD CORP /UT
filed 2004-04-29
CIK 1051118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of March 31, 2004, there were 46,070,294 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results or the Market Price of Stock.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our most recent reports on Forms 10-Q and 10-K.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TENFOLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$11,270	$12,236
Accounts receivable, (net of allowances for doubtful accounts of $0 and $0, respectively)	166	942
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $0, respectively)	10	58
Prepaid expenses and other assets	247	243
Other assets	10	10

Total current assets	11,703	13,489
Restricted cash	73	73
Property and equipment, net	817	855

Total assets	$12,593	$14,417

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$625	$1,127
Income taxes payable	1,723	1,728
Accrued liabilities	4,482	5,416
Deferred revenue	7,204	7,586
Current installments of obligations under capital leases	13	—

Total current liabilities	14,047	15,857

Long-term liabilities:
Obligations under capital leases, excluding current installments	26	—

Total long-term liabilities	26	—

Contingencies
Stockholders’ deficit:
Common stock, $0.001 par value:
Authorized: 120,000,000 shares Issued and outstanding shares: 46,070,294 shares at March 31, 2004 and 45,969,524 shares at December 31, 2003	46	46
Additional paid-in capital	76,091	75,936
Deferred compensation	(32)	(43)
Accumulated deficit	(77,585)	(77,379)

Total stockholders’ deficit	(1,480)	(1,440)

Total liabilities and stockholders’ deficit	$12,593	$14,417

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
License	$152	$3
Subscription	—	6,052
Services and other	3,439	3,313

Total revenues	3,591	9,368

Operating expenses:
Cost of revenues	2,187	2,275
Sales and marketing	315	225
Research and development	824	915
General and administrative	578	1,241

Total operating expenses	3,904	4,656

Income (loss) from operations	(313)	4,712

Other income (expense):
Interest income	22	14
Interest expense	(1)	(3)
Other income	86	78
Gain on retirement of debt	—	2,206

Total other income, net	107	2,295

Income (loss) before income taxes	(206)	7,007
Provision (benefit) for income taxes	—	12

Net income (loss)	$(206)	$6,995

Basic earnings (loss) per common share	$(0.00)	$0.18

Diluted earnings (loss) per common share	$(0.00)	$0.18

Weighted average common and common equivalent shares used to calculate earnings (loss) per share:
Basic	46,015	39,351

Diluted	46,015	39,628

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(206)	$6,995
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	97	264
Amortization of deferred compensation	5	25
Gain on retirement of debt	—	(2,206)
Gain on sale of assets	(61)	(30)

Changes in operating assets and liabilities:
Accounts receivable	776	463
Unbilled accounts receivable	48	(29)
Prepaid expenses and other assets	(4)	89
Accounts payable	(502)	389
Income taxes payable	(5)	(3)
Accrued liabilities	(934)	(142)
Deferred revenues	(382)	(5,444)
Other liabilities	—	(53)

Net cash provided by (used in) operating activities	(1,168)	318

Cash flows from investing activities:
Proceeds from sale of property and equipment	62	33
Additions to property and equipment	(20)	(31)
Decreases to restricted cash	—	32

Net cash provided by investing activities	42	34

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	100	—
Proceeds from issuance of restricted stock	—	666
Exercise of common stock options	61	1
Principal payments on obligations under capital leases	(1)	(588)

Net cash provided by financing activities	160	79

Effect of exchange rate changes	—	—

Net (decrease) increase in cash and cash equivalents	(966)	431
Cash and cash equivalents at beginning of period	12,236	3,838

Cash and cash equivalents at end of period	$11,270	$4,269

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5	$13
Cash paid for interest	$—	$2
Equipment purchased under capital leases	$40	—

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements included herein have been prepared by TenFold Corporation (“TenFold”) pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, “TenFold,” the “Company,” “we,” “our” and similar terms refer to TenFold Corporation, unless the context indicates otherwise. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2004.

This report should be read in conjunction with TenFold’s audited Consolidated Financial Statements for the year ended December 31, 2003 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. Revenue Recognition

We derive revenues from license fees, subscription fees, applications development and implementation services, support, and training services. License revenues consist of fees for licensing EnterpriseTenFold (formerly known as Universal Application) as an applications development tool, and license fees for applications that we previously developed and resold. Subscription revenue consists of fees for licensing EnterpriseTenFold, licensing new product releases of TenFold ComponentWare, and in certain cases providing related time-and-material consulting, training, and support services during a subscription period. Service revenues consist of fees for applications development and implementation, support and training. Other revenues include fees for reimbursement of out of pocket expenses incurred for customer projects.

We follow the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, and Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, in recognizing revenue under each of our contracts.

We generally enter into contracts that involve multiple elements, such as software products, enhancements, post-contract customer support (“PCS”), training, and time-and-material services. We allocate a portion of the contract fee to each undelivered element based on the relative fair values of the elements and allocate the fee for delivered software products using the residual method. The fair values of an element must be based on vendor specific objective evidence (“VSOE”). We establish VSOE based on the price charged when the same element is sold separately. VSOE for services is based on standard rates for the individuals providing services. These rates are the same rates charged when the services are sold separately under time-and-materials contracts. We base VSOE for training on standard rates charged for each particular training course. These rates are the rates charged when the training is sold separately for supplemental training courses. For PCS, VSOE is determined by reference to the renewal rate we charge the customer in future periods.

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

For service revenue accounted for under SOP 81-1, we generally estimate a profit range and recognize revenue as costs are incurred. We adjust the estimates as work progresses under the contract and we gain experience.

We recognize license revenues from applications product sales and EnterpriseTenFold development and deployment licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: we have signed a noncancellable license agreement with nonrefundable fees; we have shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the applications license or EnterpriseTenFold development or deployment licenses are sold separately or when an EnterpriseTenFold license is sold with an applications development project. Services relating to the licenses typically only include post contract customer support services, or do not add significant functionality, features, or significantly alter the software. In addition, similar services are available from other vendors; there are no milestones or customer specific acceptance criteria which affect the realizability of the software license fee; and the software license fee is non-cancelable and non-refundable.

For software arrangements that include a service element that is considered essential to the functionality of the software, we recognize license fees related to the application, and the applications development service fees, over time as we perform the services, using the percentage-of-completion method of accounting and following the guidance in Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We make adjustments, if necessary, to the estimates used in the percentage-of-completion method of accounting as work progresses under the contract and as we gain experience. Fixed-price project revenues are split between license and service based upon the relative fair value of the components.

For certain projects, we limit revenue recognition in the period to the amount of project costs incurred in the same period, resulting in zero profit during the period, and postpone recognition of profits until results can be estimated more precisely.

For certain contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates doubtful, we recognize revenue under the completed-contract method of contract accounting.

We record billings and cash received in excess of revenue earned as deferred revenue. Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned, and from application of the “zero profit” margin methodology described above. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed. We bill customers as payments become due under the terms of the customer’s contract. We consider current information and events regarding our customers and their contracts and establish allowances for doubtful accounts when it is probable that we will be unable to collect amounts due under the terms of existing contracts.

3. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

	Three Months Ended March 31,
	2004	2003
Numerator:
Numerator for basic earnings (loss) per share – net income (loss) available to common stockholders	$(206)	$6,995

Numerator for diluted earnings (loss) per share	$(206)	$6,995

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	46,015	39,351

Employee stock options	—	277

Denominator for diluted earnings (loss) per share	46,015	39,628

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.00)	$0.18

Diluted earnings (loss) per common share	$(0.00)	$0.18

Employee stock options of 19,901,145 and 11,022,757 outstanding during the three months ended March 31, 2004 and 2003, respectively, that have a weighted average exercise price of $2.17 and $2.24 per share, respectively, and that could potentially dilute earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

4. Restricted Cash

Restricted cash of $73,000 at March 31, 2004 and December 31, 2003 is maintained to support various accounts payable activities.

5. Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2004 and 2003, ignoring the insignificant impact of taxes on foreign currency translation, was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$(206)	$6,995
Foreign currency translation	—	—

Comprehensive income (loss)	$(206)	$6,995

6. Stock-Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 issued in March 2000, to account for our stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123. We have also adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, into these financial statements and related notes.

Had compensation expense for our stock option plan and the employee stock purchase plan been determined based on the fair value at the grant date for awards or purchase rights under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock Based Compensation, our net income (loss) for the three months ended March 31, 2004 and 2003 would have been as follows (in thousands except per share information):

	Three Months Ended March 31,
	2004	2003
Net income (loss) applicable to common stock – as reported	$(206)	$6,995
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	5	25
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,515)	(1,191)

Net income (loss) applicable to common stock – pro forma	$(5,716)	$5,829

Earnings (loss) per common share – as reported:
Basic	$(0.00)	$0.18
Diluted	$(0.00)	$0.18

Earnings (loss) per common share – pro forma:

Basic	$(0.12)	$0.15
Diluted	$(0.12)	$0.15

The effect of SFAS No. 123 on pro forma net income (loss) and net income (loss) per share for the three months ended March 31, 2004 and 2003 may not be representative of the effects on pro forma results in future periods.

7. Income Taxes

There was no provision for income taxes for the three months ended March 31, 2004, as no provision was necessary based upon results for the period. The provision for income taxes for the three months ended March 31, 2003 relates primarily to foreign taxes and reversing a portion of our valuation allowance attributable to the current operating income.

The valuation allowance as of March 31, 2004 was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of deferred tax assets.

8. Commitments

We have commitments under long-term operating leases for office space. Future minimum lease payments under non-cancelable operating lease obligations, in excess of one year and excluding obligations accrued as part of restructurings, at March 31, 2004 are as follows (in thousands):

Year	Amount
Q2-4 2004	$337
2005	416
2006	427
2007	290
Thereafter	—

Total minimum lease commitments	$1,470

Operating lease commitments for properties that have been restructured are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet at March 31, 2004. See Note 10 for more information.

We previously had significant capital lease obligations from equipment leases we had entered into in prior years. During the three months ended March 31, 2003, we executed agreements with our two major equipment lessors to buy out and fully retire their equipment lease debt at a substantial discount, and return substantially all the related equipment. We recognized the difference between the amount paid to retire these lease obligations and the carrying amount of the lease obligations as a gain on retirement of debt of approximately $2.2 million in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2003.

9. Legal Proceedings and Contingencies

Coufal Lawsuit

On December 1, 2003, we were served with a complaint in the matter of Coufal v. Cedars Sinai Medical Center, et. al. The compliant was filed in the Superior Court of the State of California, County of Los Angeles by the parents of a deceased individual who died on December 15, 2002 while in the care of Cedars Sinai Medical Center. The complaint lists a number of defendants including, Cedars Sinai Medical Center, Perot Systems Healthcare Services Group, Perot Systems Corporation, PCX Systems, LLC, TenFold Corporation, Steve Chen M.D., Charles Louy M.D., Steven Fowler M.D., Sunshine Aviva Weiss M.D., and Does 1-100, inclusive. The complaint generally alleges that plaintiff’s daughter died following surgery as the result of an overdose of prescription medications. The complaint alleges that the medications were prescribed, ordered and/or administered in excess of the levels acceptable to physicians acting within the standard of care of physicians in the community, and that the computerized physician order entry system (“PCX”), initially developed by us, failed to detect the overdose. The complaint acknowledges that in April 2001, and pursuant to separate agreements, which are described in reports that we have filed with the SEC, responsibility for and ownership of PCX was assumed by PCX Systems, LLC (a wholly owned subsidiary of Cedars Sinai Medical Center), and that in October 2002, Cedars Sinai Medical Center installed PCX for hospital use. At this point, we do not believe that this lawsuit will have a material adverse impact on our business, results of operations, financial position, or liquidity.

Insurance

We have an industry-standard, errors and omissions insurance policy. This policy excludes contractual related disputes such as cost and time guarantees, and only covers software errors or omissions that occur after the delivery of software. We believe this policy provides adequate coverage for potential damages related to errors and omissions in our delivered software. We believe our errors and omissions and/or umbrella liability insurance coverage may cover the costs of legal defense and types of alleged damages claimed in the Coufal dispute noted above, subject to the policy’s total limit, and the insurance carrier’s standard reservation of rights regarding conditions or findings that might exclude coverage for a particular matter.

Stockholder Matters

On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of its officers and directors, and certain underwriters of our initial public offering. An amended complaint was filed on April 24, 2002. TenFold and its officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including TenFold. On June 27, 2003, our Board of Directors ratified its committee’s conditional approval of a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of TenFold and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. If there is an unfavorable outcome, there may be a material adverse impact on our business, results of operations, financial position, or liquidity.

Indemnifications and Warranties

As permitted under Delaware law, and as provided in agreements with our officers and Directors, we have indemnified officers and Directors for certain claims asserted against them in connection with their service as an officer or Director of TenFold. The maximum potential amount of future payments that we could be required to make under these indemnification provisions is unlimited. However, we have purchased Directors’ and Officers’ insurance policies that reduce our monetary exposure and enable us to recover a portion of any future amounts paid. As a result of this insurance coverage, we believe the estimated fair value of these indemnification agreements is not material.

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including a right to replace an infringing product or cancel the software license and return the fees paid by the customer. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements, and no such claims were outstanding at March 31, 2004. As a result, we have not recorded a liability for infringement costs as of March 31, 2004.

Our agreements with customers also generally provide a warranty that for so long as the customer is paying for support services, our software will materially conform to the related documentation, and that our software has been developed in a workmanlike manner. To date, we have not incurred significant warranty costs. As a result, we have not recorded a liability for warranty costs as of March 31, 2004.

10. Special Charges

We incurred no special charges during the three months ended March 31, 2004, and the three months ended March 31, 2003.

Restructuring reserves are included in accounts payable and accrued liabilities at March 31, 2004. Detail of the restructuring charges as of and for the three months ended March 31, 2004 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2003	New Charges	Adjustments	Utilized	Balance at March 31, 2004
Facilities related	$531	$—	$—	$(134)	$397

	$531	$—	$—	$(134)	$397

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

11. Operating Segments

Our CEO reviews financial information on a consolidated basis, similar in format to the accompanying Condensed Consolidated Statements of Operations. We consolidate revenue and expense information for all business groups for internal and external reporting and for decision-making purposes. We operate in a single operating segment, which is applications products and services.

Revenues from customers outside of North America were approximately 47 percent of total revenues for the three months ended March 31, 2004 as compared to 21 percent of total revenues for the same period in 2003. Our long-lived assets are deployed in the United States.

Two customers accounted for 42 percent and 39 percent of our total revenues for the three months ended March 31, 2004, compared to three customers accounting for 63 percent, 13 percent, and 11 percent of our total revenues for the same period in 2003. No other single customer accounted for more than 10 percent of our total revenues for the three months ended March 31, 2004 or the same periods in 2003.

12. Recent Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

TenFold provides EnterpriseTenFold™, a software applications platform that reduces enterprise applications design, development, deployment, and maintenance timeframes and costs. EnterpriseTenFold automates most of what applications programmers typically do, and empowers small teams of business people and IT professionals to design, build, test, deploy, and maintain complex, transaction-intensive applications, with significantly greater speed, quality and power than other applications development approaches, which generally rely on large teams of IT professionals who expend years of effort to design, program, test, change, and deploy enterprise applications. We believe that with EnterpriseTenFold, customers get high-quality, complex enterprise applications into production faster and at significantly lower cost than with other applications development technologies.

We believe EnterpriseTenFold has two unique attributes that make building complex, database-intensive and transaction-intensive applications substantially cheaper, easier, and faster than traditional applications development methodologies. First, because EnterpriseTenFold automates most of what applications programmers typically do and automatically includes advanced applications functionality, we believe customers get more powerful, higher quality applications faster and at a fraction of the cost of traditional programming approaches. Second, because EnterpriseTenFold provides a tool and methodology that business people can effectively use, we believe it enables organizations to directly leverage their business experience and insight and to adapt applications easily to meet changing business requirements.

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

In 1999, we completed our initial public offering. In 1999 and early 2000, we tested a new business model which included selling large custom application development projects with a unique-in-the-industry “money-back guarantee”, and simultaneously structuring the company to launch and build on an accelerated time frame, eight separate vertical market facing applications product companies. Beginning in 2000, we experienced several difficult quarters and faced significant financial, legal, and operational issues. Starting in late 2000 and continuing through 2003, we took steps to refocus TenFold to its roots as a software applications platform technology company, resolve the financial and legal liabilities that arose as a result of the interim business model, and restore the company to sound business health.

We raised capital twice during 2003. In February 2003, Robert W. Felton, a long-time TenFold director, made an investment of $700,000 in TenFold, by acquiring restricted TenFold common stock. In December 2003, we closed a private placement of 5 million shares of restricted TenFold common stock, with no warrants, which we sold at $2.00 per share (before related fees and expenses). This strengthened our balance sheet and provided an opportunity for a new group of investors to obtain a meaningful investment in TenFold.

Additionally, during 2003, we continued to put in place the foundation for future growth through three complementary sales and marketing related initiatives:

•	First, continuing to establish alliance relationships with distributors such as VARs.

•	Second, using a small direct sales force to prototype a new sales model focusing on selling small, paid VersionOne projects as a low-risk first step for potential customers to test EnterpriseTenFold. VersionOne is our one- to two-week interactive consulting project during which one or two TenFold SpeedTeam members work with one or two customer developers to design, build, test, and demonstrate a complete, running, initial-version of a complex application. We intend the VersionOne to be an initial proof-statement project, including only limited services and small development licenses, which introduces new customers to TenFold, and provides an opportunity for TenFold to then penetrate and radiate into the account.

•	Third, initiating internet access to TenFold technology through Tsunami, our first major new product, a single user PC version of EnterpriseTenFold available over the internet without charge during its Beta program. Tsunami includes a script that lets a person who follows the script both learn Tsunami and build an enterprise application in as little as a few hours. In time, we expect internet distribution of Tsunami to become an important, low-cost, marketing and sales channel for us.

On September 30, 2003, we announced the release of the next generation of our EnterpriseTenFold product. EnterpriseTenFold is a portable, multi-user applications development and deployment platform that contains Tsunami technologies, including the user-interface enhancements that enable a customer to use this technology productively with little training, as well as all prior EnterpriseTenFold technologies. EnterpriseTenFold introduces to the industry an innovative capability to automatically produce complete applications documentation that matches the application, at any time, at the click of a mouse. We added to EnterpriseTenFold multiple forms of XML support, Web services, Citrix MetaFrame support, Sun Java Virtual Machine support, performance improvements for browser-based applications, and many more features described in detailed, accompanying EnterpriseTenFold ReleaseNotes.

Year-to-Date 2004 Highlights

During Q1 2004, we focused principally on three initiatives intended to position TenFold as a growth software infrastructure company.

Tuning our marketing and sales engine

We are steadily tuning our marketing and sales engine to begin momentum and leverage our experiences to convince people that our technology does what we claim and help them realize the implications of our value proposition. We are defining and validating a leverageable and replicable process for introducing new customers to TenFold and closing software license business. Currently, we have two standard ways of introducing customers to TenFold. The first is through a VersionOne, which is a one to two week consulting engagement during which one or two TenFold SpeedTeam staff build an application alongside one or two customer staff. The second is through a RequirementsNow! project, which is a one week consulting engagement in which we provide an initial project road map that the customer can then use to accelerate its application development project.

During Q1, we completed two VersionOne projects and also initiated a RequirementsNow! project. With growing confidence that we can sell, manage, and deliver successful VersionOne and RequirementsNow! projects, we have begun to recruit, train, and deploy additional sales and delivery resources. We increased our SpeedTeam staffing; recruited a Vice President of Product Marketing with substantial experience building, testing, deploying and maintaining a complex TenFold-powered enterprise application; recruited a Vice President of Sales; and, began recruiting additional direct sales staff.

Broadening awareness of and interest in TenFold technology

We are broadening awareness of and interest in TenFold technology through increased marketing efforts. We are seeking to reach the “Tipping Point” where awareness of TenFold is such that everyone who is interested in complex, database-intensive applications understands that: 1) TenFold exists; 2) TenFold has proven, disruptive applications development technology; 3) TenFold lowers applications development time and cost by an order of magnitude; 4) others have successfully used TenFold; and, 5) TenFold cannot be ignored.

A cornerstone of our Tipping Point strategy is our Tsunami product. We encourage business people and IT professionals to continue to install Tsunami over the internet and to follow our SuperCRM script to build a complete enterprise-scale Customer Relationship Management (CRM) application in as little as a few hours with no prior training. Hundreds of individuals have installed Tsunami from the internet. Tsunami introduces people to TenFold technology, lets them understand our new metaphors for applications development, and demonstrates our Speed, Quality and Power benefits in just a few hours.

Tsunami has broadened interest in TenFold technology more generally. TenFold was invited to present at the Sixth Annual Needham Growth Conference in January after a senior Needham software analyst tried out Tsunami. TenFold has been selected as a finalist for the Software and Information Industry Association (SIIA) Codie Awards in two categories – Best Business Software Product or Service and Best Distributed Computing Solution. Tsunami has been nominated for the Stoel Rives Utah Innovation awards. Tsunami is also nominated for a Best of Utah technology award.

We are testing various other approaches to move TenFold toward the Tipping Point. For example, during Q1, we produced and published a print ad that highlights TenFold technology as a viable alternative to the “hell” of outsourcing that many companies have felt forced to adopt. Additionally, we have aggressive telemarketing activities underway and frequently publish press releases to spread the word about TenFold.

We expect that achieving the Tipping Point will launch TenFold as a high-growth software infrastructure company because we believe broad recognition of our value proposition will generate demand for our products and services.

Identifying and establishing business practices and resources for handling future growth

We are identifying and establishing business practices and resources to enable TenFold to manage the high future growth we seek to achieve. We believe that most TenFold operational areas can achieve better-than-industry-standard productivity, lower cost per deliverable, and consequently higher margin contribution, if we use TenFold-powered applications to automate them. During Q1, our Support organization designed, built, and took into stable production a custom CRM application, CustomerManager, tailored to our business, able to use customer-related information from other TenFold systems, and incorporating advanced application features such as compliance management and proactive tracking of assignments. During Q1, we began updating the educational programs provided by TenFold University, our education division, to incorporate the important lessons we have learned during our VersionOne projects, including how best to introduce first time users to our technology. TenFold University developed new training materials, designed new curriculum and piloted a brand new TenFold Paradigm class – the basic introductory course we recommend to all our users. TenFold University also identified and began preparing the next tier of new courses – Maximizing Your Data, Testing Strategies, Managing Areas, Managing Production – intended to accelerate and deepen customer understanding of how to most effectively use EnterpriseTenFold for building and managing their own TenFold-powered applications.

Customers using TenFold-powered applications in production today include, among others, Abbey National Bank, Allstate Insurance, Barclays Global Investors, Cedars-Sinai Medical Center, Deutsche Bank, Dresdner Bank, Franklin Templeton, iplan networks, JP Morgan Chase, MedCath, Rand Technology, Trinity, and Vertex (a subsidiary of United Utilities). Customer progress during Q1 toward full deployment of new or continuing applications development projects includes:

•	JPMorgan Chase continued the rollout of its TenFold-powered global securities lending application, SecuritiesLendingExpress (SLX), expanding production from the international traders to domestic trading. Recently, as part of their merger underway with BankOne, JPMorgan Chase determined to focus its SLX application development efforts on customer facing enhancements to SLX and integration of existing legacy backend systems to SLX. During Q1, we reached agreement on the key terms for the transfer of the ownership of SLX to JPMorgan Chase and the provision of continuing time-and-materials consulting services. As we help them become more self-reliant maintaining SLX in production, we expect them to gradually reduce their use of time-and-materials consulting services and complete the SLX development and implementation project during the fourth quarter of 2004.

•	Vertex, a UK-based utility sector customer management and billing company, took its TenFold-powered replacement customer management and billing application, Generic Billing System (GBS), into production for its initial water company customer and began the process of converting customer billing to this new system. We provide time-and-materials consulting services to Vertex’s project through our UK reseller, youDevise Limited, which augments the team supplied by global systems integrator Sapient. We expect to complete our consulting services on this project during the third quarter of 2004.

•	Cedars-Sinai Medical Center and Perot Health Systems amended their working relationships such that Perot took greater responsibility for the completion of the Patient Care Expert (PCX) application, including assuming the staff of Cedars PCX Systems, LLC subsidiary. We continue to provide Perot Health Systems and Cedars-Sinai Medical Center with support for EnterpriseTenFold, and periodically time-and-materials consulting services to assist Perot Health Systems as it provides applications development and production support to Cedars-Sinai Medical Center for the PCX application.

•	VERITAS Software took its TenFold-powered ProductCompatibility application into production.

During Q1, our development organization released an all Open Source EnterpriseTenFold platform consisting of the RedHat Linux operating system, MySQL database, and Apache web server.

Results of Operations

We had first quarter 2004 revenues of $3.6 million, an operating loss of $313,000, and a net loss of $206,000. This compares to revenues of $9.4 million, operating income of $4.7 million, and net income of $7.0 million for the same period of 2003.

The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold’s statements of operations to total revenues.

	Three Months ended March 31,
	2004	2003
Revenues:
License	4%	—
Subscription	—	65%
Services and other	96%	35%

Total revenues	100%	100%

Operating expenses:
Cost of revenues	61%	24%
Sales and marketing	9%	3%
Research and development	23%	10%
General and administrative	16%	13%
Special charges	—	—

Total operating expenses	109%	50%

Income (loss) from operations	(9)%	50%
Total other income, net	3%	25%

Income (loss) before income taxes	(6)%	75%
Provision (benefit) for income taxes	—	—

Net income (loss)	(6)%	75%

Revenues

Total revenues decreased $5.8 million, or 62 percent, to $3.6 million for the three months ended March 31, 2004, as compared to $9.4 million for the same period in 2003. The decrease in revenues is primarily due to the completion of the amortization of our deferred subscription revenues during the second quarter of 2003, when our existing subscription contracts reached the end of their subscription periods.

License revenues increased $149,000 to $152,000 for the three months ended March 31, 2004, as compared to $3,000 for the same period in 2003.

We had no subscription revenues for the three months ended March 31, 2004, as compared to $6.0 million for the same period in 2003. Subscription revenues represent revenue from contracts that include a subscription to new product releases on a “when and if available” basis. For certain contracts, including a subscription to future software products when and if they become available, we recognize the fees for the software products ratably over the subscription term beginning with delivery of the first software product. For contracts that include a service element for which the fair value is undeterminable, and the contract includes a subscription to new product releases on a “when and if available basis,” we recognize the entire contract fee ratably over the subscription period as subscription revenue. During the quarter ended June 30, 2003, our existing subscription contracts reached the end of their subscription periods, and we recognized the final remaining subscription revenue for these contracts.

Services and other revenues increased $126,000, or 4 percent, to $3.4 million for the three months ended March 31, 2004 as compared to $3.3 million for the same period in 2003.

Revenues from customers outside of North America were approximately 47 percent of total revenues for the three months ended March 31, 2004 as compared to 21 percent of total revenues for the same period in 2003. Our long-lived assets are deployed in the United States.

Two customers accounted for 42 percent and 39 percent of our total revenues for the three months ended March 31, 2004, compared to three customers accounting for 63 percent, 13 percent, and 11 percent of our total revenues for the same period in 2003. No other single customer accounted for more than 10 percent of our total revenues for the three months ended March 31, 2004 or the same periods in 2003. We expect the customers accounting for 42 and 39 percent of our total revenues for the three months ended March 31, 2004 to account for a significant percentage of our revenues for 2004. Our time-and-materials consulting services revenue from these customer projects will decrease over time during the remainder of 2004 as these customers complete their current application development projects and become more self-sufficient. We expect our staff levels on these two projects to decline over time and for the projects to be completed during the third and fourth quarters of 2004, respectively. We staff the first project using subcontractor staff. We expect to reassign our employees working on the second project to various billable and non-billable activities as our business needs warrant.

We continue to actively seek sales to new customers. However, we continue to face a challenging sales environment, and it is unclear when we can expect to achieve significant sales to new customers.

Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide applications development and implementation, support, and training services. Cost of revenues decreased $88,000, or 4 percent, to $2.2 million for the three months ended March 31, 2004 compared to $2.3 million for the same period in 2003.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses increased $90,000, or 40 percent, to $315,000 for the three months ended March 31, 2004 as compared to $225,000 for the same period in 2003. The increase in sales and marketing expenses was primarily due to expanding sales and marketing efforts and staffing.

Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $91,000, or 10 percent, to $824,000 for the three months ended March 31, 2004, as compared to $915,000 for the same period in 2003.

General and Administrative. General and administrative expenses consist primarily of the costs of executive management, finance and administrative staff, recruiting, business insurance, and professional fees. General and administrative expenses decreased $663,000, or 53 percent, to $578,000 for the three months ended March 31, 2004 as compared to $1.2 million for the same period in 2003. General and administrative expenses decreased due to lower variable compensation accruals, and lower legal expenses.

During the quarter ended March 31, 2004, we reduced some variable compensation accrued during 2003, to lower levels that we believe better reflect our estimates. This reduced operating expenses for the first quarter of 2004 by $219,000.

Total Other Income, net

Net total other income was $107,000 for the three months ended March 31, 2004, as compared to $2.3 million for the same period in 2003. Net total other income for the three months ended March 31, 2003 included a gain of approximately $2.2 million that we recognized on the retirement of capital lease obligations at a significant discount to their carrying value.

Provision for Income Taxes

No provision for income taxes was required for the three months ended March 31, 2004. The $12,000 provision for the three months ended March 31, 2003 relates primarily to foreign taxes and reversing a portion of our valuation allowance attributable to the current operating income.

At March 31, 2004, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

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

Liquidity and Capital Resources

As of March 31, 2004, our principal source of liquidity was our cash and cash equivalents of $11.3 million. During the three months ended March 31, 2004, we funded purchases of computer equipment of $40,000 with capital leases.

Net cash used by operating activities was $1.2 million for the three months ended March 31, 2004 as compared to net cash provided by operating activities of $318,000 for the same period in 2003. The decrease in cash flow provided by operating activities results primarily from payments we made to reduce some older accounts payable and accrued liability items accrued in earlier quarters, including amounts due to our United Kingdom subcontractor for its work on a large project.

Net cash provided by investing activities was $42,000 for the three months ended March 31, 2004 as compared to $34,000 for the same period in 2003.

Net cash provided by financing activities was $160,000 for the three months ended March 31, 2004 as compared to $79,000 for the same period in 2003. Net cash provided by financing activities for the three months ended March 31, 2004 included $100,000 of proceeds from employee stock purchase plan stock issuances, and $61,000 from employee stock option exercises. Net cash provided by financing activities for the three months ended March 31, 2003 included net cash proceeds of $666,000 from the sale of 3,888,889 shares of restricted common stock to a member of our Board of Directors. During the three months ended March 31, 2003 we made payments of approximately $588,000 to retire capital lease obligations at a significant discount.

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenues balances of $7.2 million at March 31, 2004 and $7.6 million at December 31, 2003. When over time we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

We believe we have solidly strengthened our financial foundation, and that our existing cash and expected continuing cash flows from existing customers will provide us with sufficient resources for this year. However, some challenges and risks remain:

•	We have derived, and over the near term we expect to continue to derive, a significant portion of our cash inflows from a limited number of large customers. We expect some of these customers to reduce their purchases of our time and materials consulting services over time as they complete projects and become more self-sufficient. The loss of a large customer could materially and adversely affect our business, results of operations, financial position and liquidity.

•	We continue to face a challenging sales environment, and it is unclear when we can expect to achieve significant sales to new customers, and sustain positive cash flow from operations.

We believe that we are continuing to appropriately manage these risks. However, there can be no assurance that we will be successful, and that these risks will not have a materially adverse affect on our future cash flow.

See “Factors that May Affect Future Results and Market Price of Stock” for more information about risks facing TenFold.

Disclosure about Contractual Obligations

The following table sets forth certain contractual obligations recorded in the condensed consolidated financial statements as of March 31, 2004 and summary information is presented in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations (including interest)	$43	15	28	—	—
Operating Leases	2,250	1,160	909	181	—
Purchase Obligations	198	198	—	—	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$2,491	$1,373	$937	$181	—

The real estate operating leases above include $800,000 of restructured real estate lease obligations which have not been reduced by sublease income of $344,000 due from sublease tenants. In the Condensed Consolidated Balance Sheet at March 31, 2004, these obligations are included in accounts payable and accrued liabilities, net of the related sublease income. See Note 10 of Notes to Condensed Consolidated Financial Statements for more information.

We have purchase obligations to our United Kingdom distributor, youDevise Limited (formerly TenFold Systems UK Limited), reflected in the table above, for the provision of consulting staff for a project we have underway in the United Kingdom. We can reduce or terminate our obligation if our customer, under certain circumstances, reduces its purchase of consulting staff for the project from us.

In addition to the items shown in the table above, we have at March 31, 2004, one remaining contract subject to a guarantee. We have received cash payments under this contract totaling $9.5 million that are subject to potential refund under the related guarantee. We have a deferred revenue balance of $5.7 million related to this contract, and $2.7 million in accrued liabilities under a related contract, included in the accompanying Condensed Consolidated Balance Sheet at March 31, 2004. We believe that the application and required deliveries under the contract will comply with the contractual terms of our customer agreement; however, this guarantee represents a risk to us.

In addition to the items shown in the table above, we have a potential $625,000 liability to a customer which we have included in deferred revenue in the accompanying Condensed Consolidated Balance Sheet at March 31, 2004. During the quarter ended March 31, 2004, we reached agreement with an existing customer on the key terms for our sale to them of the ownership rights to an application that we previously developed for them, and for the provision of consulting services over the remainder of 2004; and received an initial payment of $625,000. We subsequently completed the definitive agreements for this transaction. We recognized no revenue from this transaction during the quarter ended March 31, 2004.

Recent Accounting Pronouncements

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

If we are unable to generate sufficient cash flow from operations, or secure additional sources of financing, we would be unable to continue operations as a going concern

Our business model relies upon generating new sales to existing and new customers. We have improved our operating cash flow over the last several years and in December 2003 closed a private placement in which we sold 5 million shares of restricted common stock, with no warrants, at $2.00 per share, to strengthen our financial position. We believe that our existing cash and expected continuing cash flows from existing customers will provide us with sufficient resources for this year. However, if longer-term we do not generate sufficient new sales to existing and new customers, we would be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations. There can be no assurance that we will be successful achieving sufficient cash flow.

Our future prospects are difficult to evaluate

In light of our operating results for recent periods and the continued difficult sales environment in the technology sector, it is difficult to evaluate our future prospects. There can be no assurance that we will be able to successfully complete current or new projects. In the past we received customer complaints concerning some of our projects. Although we have substantially changed the business model under which we sold and delivered business that generated customer complaints, we cannot be certain that we will not receive more customer complaints in the future. Additionally, our failure to successfully complete any current or new projects may have a material adverse impact on our financial position and results of operations. We cannot be certain that our business strategy will succeed.

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

We are substantially dependent on a small number of large customers and the loss of one or more of these customers may cause revenues and cash flow to decline

We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of large customers. For example, for the three months ended March 31, 2004, one customer accounted for 42 percent, and another accounted for 39 percent. Significant reductions in the amount of business they conduct with us could materially and adversely affect our business, results of operations, financial position and liquidity. Replacing the loss of a large customer is unpredictable. In the future, revenues from a single customer or a few large customers may constitute a significant portion of our total revenues and cash inflows in a particular period. The volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not continue to purchase licenses or services from us in a subsequent period. We expect the customers accounting for 42 and 39 percent of our total revenues for the three months ended March 31, 2004 to account for a significant percentage of our revenues for 2004. We expect that the revenues (and cash flow) from these customer projects will decrease over time during the remainder of 2004 as these projects are completed during the third and fourth quarters of 2004 and the customers become more self-sufficient. We staff the first project using subcontractor staff. We expect to reassign our employees working on the second project to various billable and non-billable activities as our business needs warrant.

We have previously recognized significant deferred subscription revenues which will not be available in future periods

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenue balances of $7.6 million at December 31, 2003 and $20.3 million at December 31, 2002. The decrease in deferred revenues from December 31, 2002 to December 31, 2003 was primarily a result of our recognizing as revenues the remaining previously deferred subscription revenues from our existing subscription contracts as these contracts reached the end of their subscription periods during the quarter ended June 30, 2003. We had a deferred revenue balance of $7.2 million at March 31, 2004 that we expect to recognize as revenues in future periods, but the timing of recognition is uncertain. As a result, we do not expect to recognize revenues or profits from deferred revenues during 2004 at the same levels that we experienced during 2003, and may experience lower profitability or a loss if this decrease is not offset by revenue from other sources.

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

International political and economic uncertainty could have an adverse impact on our business and on our operating results

Revenues from customers outside of North America were 47 percent of total revenues for the three months ended March 31, 2004. The international political and economic uncertainty caused by the ongoing war on terrorism may adversely impact our ability to continue existing relationships with our foreign customers and to develop new business abroad.

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

If we elected to or were required to account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. Although we are not currently required to record compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future accounting pronouncements, including a recently proposed accounting pronouncement, will require us to treat all stock-based compensation as an expense using the fair value method. If we elected to or were required to record expenses for option awards under our option or employee stock purchase plans using the fair value method, we could have significant charges. For the quarter ended March 31, 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, net loss would have been increased by $5.5 million. See Note 6 of Notes to Condensed Consolidated Financial Statements for more information.

No corporate actions requiring stockholder approval can take place without the approval of our controlling stockholders

The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 52 percent of our outstanding common stock. Jeffrey L. Walker, Chairman, Executive Vice President and Chief Technology Officer, and the Walker Children’s Trust, in the aggregate, currently beneficially own approximately 39 percent of our outstanding common stock. Mr. Walker, acting with others, would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” appearing on page 45 of TenFold’s 2003 Annual Report on Form 10-K for information relating to TenFold’s interest rate and currency rate risks. There have been no material changes in such risks through March 31, 2004.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Nancy Harvey (Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, Ms. Harvey concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended March 31, 2004.

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

On January 12, 2004, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission discussing in Item 12 the Company’s year-end 2003 cash balances and reaffirming the Company’s earnings guidance for Q4 2003.

On February 17, 2004, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission discussing in Item 12 the Company’s Q4 and year-end 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TenFold Corporation

/s/ Nancy M. Harvey
Nancy M. Harvey
President, Chief Executive Officer, and Chief Financial Officer
April 29, 2004