Form 10-Q
period 2004-06-30
TENFOLD CORP /UT
filed 2004-07-29
CIK 1051118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of June 30, 2004, there were 46,204,321 shares of the registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TENFOLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$9,110	$12,236
Accounts receivable, (net of allowances for doubtful accounts of $21 and $0, respectively)	328	942
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $0, respectively)	63	58
Prepaid expenses and other assets	299	243
Other assets	10	10

Total current assets	9,810	13,489

Restricted cash	73	73
Property and equipment, net	756	855

Total assets	$10,639	$14,417

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$594	$1,127
Income taxes payable	1,728	1,728
Accrued liabilities	1,526	5,416
Deferred revenue	1,590	7,586
Current installments of obligations under capital leases	17	—

Total current liabilities	5,455	15,857

Long-term liabilities:
Obligations under capital leases, excluding current installments	32	—

Total long-term liabilities	32	—

Contingencies

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 120,000,000 shares Issued and outstanding shares: 46,204,321 shares at June 30, 2004 and 45,969,524 shares at December 31, 2003	46	46
Additional paid-in capital	76,143	75,936
Deferred compensation	(28)	(43)
Accumulated deficit	(71,009)	(77,379)

Total stockholders’ equity (deficit)	5,152	(1,440)

Total liabilities and stockholders’ equity	$10,639	$14,417

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
License	$108	$42	$260	$45
Subscription	—	4,379	—	10,431
Services and other	10,385	5,120	13,824	8,433

Total revenues	10,493	9,541	14,084	18,909

Operating expenses:
Cost of revenues	1,794	2,240	3,981	4,515
Sales and marketing	581	265	896	490
Research and development	980	982	1,804	1,897
General and administrative	644	773	1,222	2,014

Total operating expenses	3,999	4,260	7,903	8,916

Income from operations	6,494	5,281	6,181	9,993

Other income (expense):
Interest income	24	15	46	29
Interest expense	(3)	(153)	(4)	(156)
Other income	65	220	151	298
Gain on retirement of debt	—	—	—	2,206

Total other income, net	86	82	193	2,377

Income before income taxes	6,580	5,363	6,374	12,370
Provision for income taxes	4	5	4	17

Net income	$6,576	$5,358	$6,370	$12,353

Basic earnings per common share	$0.14	$0.13	$0.14	$0.31

Diluted earnings per common share	$0.12	$0.11	$0.11	$0.28

Weighted average common and common equivalent shares used to calculate earnings per share:
Basic.	46,116	40,772	46,066	40,080

Diluted.	54,420	47,707	56,581	44,823

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$6,370	$12,353
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	182	476
Provision for bad debts	21	—
Amortization of deferred compensation	9	48
Gain on retirement of debt	—	(2,206)
Gain on sale of assets	(61)	(108)

Changes in operating assets and liabilities:
Accounts receivable	593	279
Unbilled accounts receivable	(5)	(15)
Prepaid expenses and other assets	(56)	(124)
Income taxes receivable	—	17
Accounts payable	(533)	729
Income taxes payable	—	(15)
Accrued liabilities	(3,890)	233
Deferred revenues	(5,996)	(11,713)
Other liabilities	—	(53)

Net cash used in operating activities	(3,366)	(99)

Cash flows from investing activities:
Proceeds from sale of property and equipment	62	132
Additions to property and equipment	(30)	(82)
Decreases to restricted cash	—	65

Net cash provided by investing activities	32	115

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	100	—
Proceeds from issuance of restricted stock	—	666
Exercise of common stock options	113	117
Principal payments on obligations under capital leases	(5)	(619)

Net cash provided by financing activities	208	164

Net (decrease) increase in cash and cash equivalents	(3,126)	180
Cash and cash equivalents at beginning of period	12,236	3,838

Cash and cash equivalents at end of period	$9,110	$4,018

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9	$26
Cash paid for interest	$1	$4
Equipment purchased under capital leases	$54	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements included herein have been prepared by TenFold Corporation (“TenFold”) pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, “TenFold,” the “Company,” “we,” “our” and similar terms refer to TenFold Corporation, unless the context indicates otherwise. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2004.

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

2. Revenue Recognition

We derive revenues from license fees, subscription fees, applications development and implementation services, support, and training services. License revenues consist of fees for licensing EnterpriseTenFold (formerly known as Universal Application) as an applications development tool, and license fees for applications that we previously developed and resold. Subscription revenue consists of fees for licensing EnterpriseTenFold, licensing new product releases of TenFold ComponentWare, and in certain cases providing related time-and-materials consulting, training, and support services during a subscription period. Service revenues consist of fees for applications development and implementation, support and training. Other revenues include fees for reimbursement of out of pocket expenses incurred for customer projects.

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

For time-and-materials contracts, we generally estimate a profit range and recognize the related revenue using the lowest probable level of profit estimated in the range. Billings in excess of revenue recognized under time-and-materials contracts are deferred and recognized upon completion of the time-and-materials contract or when the results can be estimated more precisely.

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

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Numerator for basic earnings per share – net income available to common stockholders	$6,576	$5,358	$6,370	$12,353

Numerator for diluted earnings per share	$6,576	$5,358	$6,370	$12,353

Denominator:
Denominator for basic earnings per share – weighted average shares	46,116	40,772	46,066	40,080

Employee stock options	8,304	6,935	10,515	4,743

Denominator for diluted earnings per share	54,420	47,707	56,581	44,823

Earnings per common share:
Basic earnings per common share	$0.14	$0.13	$0.14	$0.31

Diluted earnings per common share	$0.12	$0.11	$0.11	$0.28

Employee stock options that could potentially dilute basic earnings per share in the future, of which there were 5,352,797 and 4,209,535 outstanding during the three and six months ended June 30, 2004, respectively, that have a weighted average exercise price of $5.97 and $6.91 per share, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods. Similarly, employee stock options of 3,417,025 and 3,822,775 outstanding during the three and six months ended June 30, 2003, that have a weighted average exercise price of $6.37 and $5.78 per share, respectively, and that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods.

4. Restricted Cash

Restricted cash of $73,000 at June 30, 2004 and December 31, 2003 is maintained to support various accounts payable activities.

5. Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2004 and 2003 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$6,576	$5,358	$6,370	$12,353
Foreign currency translation	—	—	—	—

Comprehensive income	$6,576	$5,358	$6,370	$12,353

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

Had compensation expense for our stock option plan and the employee stock purchase plan been determined based on the fair value at the grant date for awards or purchase rights under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock Based Compensation, our net income (loss) for the three and six months ended June 30, 2004 and 2003 would have been as follows (in thousands except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income applicable to common stock – as reported	$6,576	$5,358	$6,370	$12,353
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4	23	10	48
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,252)	(951)	(7,768)	(2,143)

Net income (loss) applicable to common stock – pro forma	$4,328	$4,430	$(1,388)	$10,258

Earnings per common share – as reported
Basic	$0.14	$0.13	$0.14	$0.31

Diluted	$0.12	$0.11	$0.11	$0.28

Earnings (loss) per common share – pro forma
Basic	$0.09	$0.11	$(0.03)	$0.26

Diluted	$0.08	$0.09	$(0.03)	$0.23

The effect of SFAS 123 on pro forma net income (loss) and net income (loss) per share for the three and six months ended June 30, 2004 and 2003 may not be representative of the effects on pro forma results in future years.

7. Income Taxes

The provisions for income taxes for the three and six months ended June 30, 2004 and 2003, relate primarily to foreign taxes and reversing a portion of our valuation allowance attributable to the current operating income.

The valuation allowance as of June 30, 2004 was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of deferred tax assets.

8. Commitments

We have commitments under long-term operating leases for office space. Future minimum lease payments under non-cancelable operating lease obligations, in excess of one year and excluding obligations accrued as part of restructurings, at June 30, 2004 are as follows (in thousands):

Year	Amount
Q3-4 2004	$204
2005	416
2006	427
2007	290
Thereafter	—

Total minimum lease commitments	$1,337

Operating lease commitments for properties that have been restructured are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet at June 30, 2004. See Note 10 for more information.

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

9. Legal Proceedings and Contingencies

Coufal Lawsuit

On December 1, 2003, we were served with a complaint in the matter of Coufal v. Cedars Sinai Medical Center, et. al. The compliant was filed in the Superior Court of the State of California, County of Los Angeles by the parents of a deceased individual who died on December 15, 2002 while in the care of Cedars Sinai Medical Center. The complaint lists a number of defendants including, Cedars Sinai Medical Center, Perot Systems Healthcare Services Group, Perot Systems Corporation, PCX Systems, LLC, TenFold Corporation, Steve Chen M.D., Charles Louy M.D., Steven Fowler M.D., Sunshine Aviva Weiss M.D., and Does 1-100, inclusive. The complaint generally alleges that plaintiff’s daughter died following surgery as the result of an overdose of prescription medications. The complaint alleges that the medications were prescribed, ordered and/or administered in excess of the levels acceptable to physicians acting within the standard of care of physicians in the community, and that the computerized physician order entry system (“PCX”), initially developed by us, failed to detect the overdose. The complaint acknowledges that in April 2002, and pursuant to separate agreements, which are described in reports that we have filed with the SEC, responsibility for and ownership of PCX was assumed by PCX Systems, LLC (a wholly owned subsidiary of Cedars Sinai Medical Center), and that in October 2002, Cedars Sinai Medical Center installed PCX for hospital use. At this point, we do not believe that this lawsuit will have a material adverse impact on our business, results of operations, financial position, or liquidity.

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

Stockholder Matters

On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of its officers and directors, and certain underwriters of our initial public offering. An amended complaint was filed on April 24, 2002. TenFold and certain of its officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including TenFold. On June 27, 2003, our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, a settlement agreement was submitted to the Court for preliminary approval. The settlement would provide, among other things, a release of TenFold and of the individual defendants for the alleged wrongful conduct in the Amended Complaint. We agreed to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The underwriters filed a memorandum with the Court opposing preliminary approval of the settlement. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. TenFold agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation. Due to the inherent uncertainties of litigation and the settlement approval process, we cannot accurately predict the ultimate outcome of the litigation. At this point, we do not believe that this lawsuit will have a material adverse impact on our business, results of operations, financial position, or liquidity.

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including a right to replace an infringing product or cancel the software license and return the fees paid by the customer. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements, and no such claims were outstanding at June 30, 2004. As a result, we have not recorded a liability for infringement costs as of June 30, 2004.

Our agreements with customers also generally provide a warranty that for so long as the customer is paying for support services, our software will materially conform to the related documentation, and that our software has been developed in a workmanlike manner. To date, we have not incurred significant warranty costs. As a result, we have not recorded a liability for warranty costs as of June 30, 2004.

10. Special Charges

We incurred no special charges during the three and six months ended June 30, 2004 and 2003.

Restructuring reserves are included in accounts payable and accrued liabilities at June 30, 2004. Detail of the restructuring charges as of and for the six months ended June 30, 2004 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2003	New Charges	Adjustments	Utilized	Balance at June 30, 2004
Facilities related	$531	$—	$—	$(222)	$309

	$531	$—	$—	$(222)	$309

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

Revenues from customers outside of North America were approximately 10 percent of total revenues for the three months ended June 30, 2004 as compared to 28 percent of total revenues for the same period in 2003. For the six months ended June 30, 2004, revenues from customers outside of North America were approximately 20 percent of total revenues as compared to 24 percent of total revenues for the same period in 2003. Our long-lived assets are deployed in the United States.

One customer, Cedars-Sinai Medical Center (“Cedars”), accounted for 77 percent of our total revenues for the three months ended June 30, 2004, compared to three customers accounting for 50 percent, 22 percent, and 20 percent of our total revenues for the same period in 2003. For the six months ended June 30, 2004, three customers accounted for 59 percent (Cedars), 17 percent, and 17 percent of our total revenues as compared to three customers accounting for 57 percent, 17 percent, and 16 percent of our total revenues for the same period in 2003. No other single customer accounted for more than 10 percent of our total revenues for the three and six months ended June 30, 2004 or the same periods in 2003.

The revenue from Cedars was primarily from a non-recurring transaction during the three months ended June 30, 2004. As a result, we do not expect Cedars to account for a significant percentage of our revenues during the remaining quarters of this year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Transaction with Cedars-Sinai Medical Center and Revenues for more information.

We expect the two customers each accounting for 17 percent of our total revenues for the six months ended June 30, 2004 to account for a significant percentage of our revenues for 2004. However, our time-and-materials consulting services revenue from these customer projects is decreasing over time as these customers complete their current application development projects and become more self-sufficient. We expect our staff levels on these two projects to decline over time and for the projects to be completed during the third and fourth quarters of 2004, respectively. We staff one project using subcontractor staff. We expect to reassign our employees working on the other project to various billable and non-billable activities as our business needs warrant.

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

Additionally, during 2003, we continued to put in place the foundation for future growth through three complementary sales and marketing related initiatives:

•	First, continuing to establish alliance relationships with distributors such as VARs.

•	Second, using a small direct sales force to prototype a new sales model focusing on selling small, paid VersionOne projects as a low-risk first step for potential customers to test EnterpriseTenFold. VersionOne is our one- to two-week interactive consulting project during which one or two TenFold application developers work with one or two customer developers to design, build, test, and demonstrate a complete, running, initial-version of a complex application. We intend the VersionOne to be an initial proof-statement project, including only limited services and small development licenses, which introduces new customers to TenFold, and provides an opportunity for TenFold to then penetrate and radiate into the account.

•	Third, initiating internet access to TenFold technology through Tsunami, our first major new product, a single user PC version of EnterpriseTenFold available over the internet without charge during its Beta program. Tsunami includes a script that lets a person who follows the script both learn Tsunami and build an enterprise application in as little as a few hours. In time, we expect internet distribution of Tsunami to become an important, low-cost, marketing and sales channel for us.

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

Year-to-Date 2004 Highlights

During the first two quarters of 2004, we focused principally on three initiatives intended to position TenFold as a growth software infrastructure company.

Tuning our marketing and sales engine

We are steadily tuning our marketing and sales engine to begin momentum and leverage our experiences to convince people that our technology does what we claim and help them realize the implications of our value proposition. We are defining and validating leverageable and replicable processes for introducing new customers to TenFold and closing software license business. We have three standard ways of introducing customers to TenFold. The first is through a VersionOne, which is a one to two week consulting engagement during which one or two TenFold applications developers build a complete application alongside one or two customer staff. The second is through a QuickHit, which is a two day proof-of-concept engagement during which one or two TenFold applications developers build an application that illustrates key EnterpriseTenFold transaction or integration capabilities that the customer identifies as critical. The third is through a RequirementsNow! project, which is a one week consulting engagement in which we provide an initial project road map that the customer can then use to accelerate its own application development project.

We have begun to recruit, train, and deploy additional sales and delivery resources. During Q1 we recruited a Vice President of Product Marketing with substantial experience building, testing, deploying and maintaining a complex TenFold-powered enterprise application and recruited a Vice President of Sales. During Q2 we recruited two direct sales executives and a Director of TeleSales. We are continuing recruiting for additional direct sales and telesales staff.

During Q2, the TenFold Value Added Reseller (“VAR”), Redi2, which is providing fee billing solutions for the global investment management industry using an Enterprise TenFold-based application called Revenue Manager, began to grow its business and added additional staff and a significant new customer.

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

Tsunami has broadened interest in TenFold technology more generally. TenFold was invited to present at the Sixth Annual Needham Growth Conference in January after a senior Needham software analyst tried out Tsunami. TenFold was awarded the Software and Information Industry Association (SIIA) Codie Awards for the Best Distributed Computing Solution.

We are continuing to test various other approaches to move TenFold toward the Tipping Point. During Q2 we initiated a multi-faceted integrated marketing plan that includes: an email-based multi-touch marketing campaign testing material and responsiveness of target audiences primarily in the CIO, CFO, and applications developer communities; enhancing our telemarketing efforts by adding experienced leadership and establishing standard practices and performance tracking; engaging the Horn Group (www.horngroup.com) to direct public relations efforts to ignite awareness of TenFold; engaging Integrated Corporate Relations (www.icrinc.com) to assist management in improving investor relations and enhance corporate communications; partnering with Cross Border Enterprises, L.L.C. (www.crossborderent.com) for executive-level corporate introductions in the United States and abroad; initiating seminar-marketing activities by announcing and direct marketing a series of three San Francisco Bay Area-based seminars to be hosted in Q3; continuing to frequently publish press releases highlighting our continuing technology innovation and business progress; and, leveraging limited tie-in advertising opportunities including a single full-page advertisement in the Bay Area edition of the Wall Journal that appeared at the time of the Software & Information Industry Association’s Codie Award conference in San Francisco and a provocative billboard in Silicon Valley placed to coincide with the direct mail marketing of the Bay Area Q3 seminar series. During Q2 we made substantial upgrades to our website, www.tenfold.com. These include: making Tsunami available directly from our new website; providing direct links to several movies which show EnterpriseTenFold-based application development projects and highlight interesting features of EnterpriseTenFold; and, upgrading the look and feel of the website. This new website was released into production in early July. We do not intend any of these Internet addresses to be active links, and the information that appears on these Websites is not incorporated into this Form 10-Q.

We expect that achieving the Tipping Point will launch TenFold as a high-growth software infrastructure company because we believe broad recognition of our value proposition will generate demand for our products and services.

Identifying and establishing business practices and resources for handling future growth

We are identifying and establishing business practices and resources to let TenFold manage the high future growth we seek to achieve. We believe that most TenFold operational areas can achieve better-than-industry-standard productivity, lower cost per deliverable, and consequently higher margin contribution, if we use TenFold-powered applications to automate them. During Q1, our TenFold Support organization designed, built, and took into stable production a custom CRM application, CustomerManager, tailored to our business, able to use customer-related information from other TenFold systems, and incorporating advanced application features such as compliance management and proactive tracking of assignments. During Q2, TenFold Support prototyped SpeedPro services, which provide support customers with access to expert consultants for very short duration (that is, as short as an hour or two) special project needs on a time-and-materials basis. During Q1, we began updating the educational programs provided by TenFold University, our education division, to incorporate the important lessons we have learned during our VersionOne projects, including how best to introduce first time users to our technology, and how best to manage a project that uses our technology. TenFold University developed new training materials, designed new curriculum and piloted a brand new TenFold Paradigm class – the introductory class that we recommend for all our users. During Q2, we increased TenFold University staffing to provide experienced resources to develop the curriculum and supporting materials for both advanced technology classes offered to customers and internal training classes provided to our employees. During Q2, TenFold University offered for the first time a host of new, fully-redesigned advanced technology classes, which included Managing Product Areas, Managing Production, Performance Tuning an Application, and Maximizing Data. TenFold University also offered TenFold employees three classes on management practices that we call the TenFold Way. In the future, we expect to leverage the effort spent creating these classes when we offer TenFold Way training to audiences outside TenFold.

Customers using TenFold-powered applications in production today include, among others, Abbey National Bank, Allstate Insurance, Barclays Global Investors, Cedars-Sinai Medical Center, Deutsche Bank, Dresdner Bank, Franklin Templeton, iplan networks, JP Morgan Chase, MedCath, Rand Technology, Trinity, and Vertex (a subsidiary of United Utilities). Customer progress during the first half of 2004 toward full deployment of new or continuing applications development projects includes:

•	JPMorgan Chase continued the rollout of its TenFold-powered global securities lending application, SecuritiesLendingExpress (SLX), expanding production from the international traders to domestic trading. Recently, as part of their merger underway with BankOne, JPMorgan Chase determined to focus its SLX application development efforts on customer facing enhancements to SLX and integration of existing legacy backend systems to SLX. During Q1, we reached agreement on the key terms for the transfer of the ownership of SLX to JPMorgan Chase and the provision of continuing time-and-materials consulting services. As we help them become more self-reliant maintaining SLX in production, we expect them to gradually reduce their use of time-and-materials consulting services and complete the SLX development and implementation project during the fourth quarter of 2004.

•	Vertex, a UK-based utility sector customer management and billing company, took its TenFold-powered replacement customer management and billing application, Generic Billing System (GBS), into production for its initial water company customer and began the process of converting customer billing to this new system. During Q2 this conversion continued smoothly. Today Vertex has approximately 900,000 customers converted over to GBS. We provide time-and-materials consulting services to Vertex’s project through our UK reseller, youDevise Limited, which augments the team supplied by global systems integrator Sapient. We expect to complete our consulting services on this project during the third quarter of 2004.

•	During Q1, VERITAS Software took its TenFold-powered ProductCompatibility application into production.

Transaction with Cedars-Sinai Medical Center

At the close of Q2, we executed an important set of agreements with Cedars-Sinai Medical Center (“Cedars”). The financial aspects of this non-recurring transaction are discussed under Results of Operations – Revenues below. As part of this set of agreements, Cedars acknowledged completion of TenFold’s prior application development work and TenFold granted Cedars expanded EnterpriseTenFold license rights to allow greater development and deployment within Cedars and we granted Cedars’ PCX Systems, LLC subsidiary the right to expand its Patient Care Expert System with additional health care related modules, and to resell those applications in the health care market. Long term, TenFold stands to benefit financially if Cedars and its partner Perot Health Systems successfully commercialize these healthcare applications. We continue to provide Cedars with EnterpriseTenFold support. We expect to continue to provide consulting services to Cedars and Perot Health Systems on a time-and-materials basis as we have done in recent prior quarters, including Q1 and Q2 of 2004.

Results of Operations

We had second quarter 2004 revenues of $10.5 million, operating income of $6.5 million, and net income of $6.6 million. This compares to revenues of $9.5 million, operating income of $5.3 million, and net income of $5.4 million for the same period of 2003.

We had first half 2004 revenues of $14.1 million, operating income of $6.2 million, and net income of $6.4 million. This compares to revenues of $18.9 million, operating income of $10.0 million, and net income of $12.4 million for the same period of 2003.

The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold’s statements of operations to total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
License	1%	—	2%	—
Subscription	—	46%	—	55%
Services and other	99%	54%	98%	45%

Total revenues	100%	100%	100%	100%

Operating expenses:
Cost of revenues	17%	24%	28%	24%
Sales and marketing	6%	3%	6%	2%
Research and development	9%	10%	13%	10%
General and administrative	6%	8%	9%	11%

Total operating expenses	38%	45%	56%	47%

Income from operations	62%	55%	44%	53%
Total other income (expense), net	1%	1%	1%	12%

Income before income taxes	63%	56%	45%	65%
Provision for income taxes	—	—	—	—

Net income	63%	56%	45%	65%

Revenues

Total revenues increased $952,000, or 10 percent, to $10.5 million for the three months ended June 30, 2004, as compared to $9.5 million for the same period in 2003. For the six months ended June 30, 2004, total revenues decreased $4.8 million, or 26 percent, to $14.1 million as compared to $18.9 million for the same period in 2003.

Services and other revenues increased $5.3 million, or 103 percent, to $10.4 million for the three months ended June 30, 2004 as compared to $5.1 million for the same period in 2003. For the six months ended June 30, 2004, services and other revenues increased $5.4 million, or 64 percent, to $13.8 million as compared to $8.4 million for the same period in 2003.

Services and other revenues for the three and six months ended June 30, 2004 include $8.1 million in revenues, and $150,000 in operating costs, related to the completion of an earlier fixed-price applications development project with Cedars-Sinai Medical Center (“Cedars”). This completes the recognition of these revenues and related costs that were deferred in prior years pending confirmation of the completion of the applications development project and resolution of potential disputes between the parties. The new contractual terms between Cedars and TenFold confirm TenFold’s completion of the earlier project and provide for mutual releases from prior related claims. Since this completes our recognition of this project-related revenue, we do not expect to recognize similar amounts, and we do not expect Cedars to account for a significant portion of our revenues, in future periods.

Excluding the effect of this Cedars transaction, we would have had revenues of $2.4 million, and a net loss of $1.3 million for the three months ended June 30, 2004. The increase in services and other revenues during the three and six months ended June 30, 2004 from this transaction, were partially offset by decreases in revenues from certain other customers who are purchasing less time-and-materials consulting from us over time as they complete their current application development projects and become more self-sufficient. Services and other revenues for the three months ended June 30, 2003 include $500,000 from the reduction over time of a guarantee on one prior fixed-price contract, and $600,000 recognized upon completion of training obligations associated with a contract signed in 2002.

License revenues increased $66,000, or 157 percent to $108,000 for the three months ended June 30, 2004, as compared to $42,000 for the same period in 2003. For the six months ended June 30, 2004, license revenues increased $215,000, or 478 percent, to $260,000 as compared to $45,000 for the same period in 2003. The increases in license revenues are primarily due to an increase in the volume of new license sales during 2004 as compared to 2003, and the amortization of the revenue from a project related license sold in late 2003 into revenues during early 2004.

We had no subscription revenues for the three months ended June 30, 2004, as compared to $4.4 million for the same period in 2003. We had no subscription revenues for the six months ended June 30, 2004, as compared to $10.4 million for the same period in 2003. Subscription revenues represent revenue from contracts that include a subscription to new product releases on a “when and if available” basis. For certain contracts, including a subscription to future software products when and if they become available, we recognize the fees for the software products ratably over the subscription term beginning with delivery of the first software product. For contracts that include a service element for which the fair value is undeterminable, and the contract includes a subscription to new product releases on a “when and if available basis,” we recognize the entire contract fee ratably over the subscription period as subscription revenue. During the quarter ended June 30, 2003, our existing subscription contracts reached the end of their subscription periods, and we recognized the final remaining subscription revenue for these contracts.

Revenues from customers outside of North America were approximately 10 percent of total revenues for the three months ended June 30, 2004 as compared to 28 percent of total revenues for the same period in 2003. For the six months ended June 30, 2004, revenues from customers outside of North America were approximately 20 percent of total revenues as compared to 24 percent of total revenues for the same period in 2003.

One customer, Cedars, accounted for 77 percent of our total revenues for the three months ended June 30, 2004, compared to three customers accounting for 50 percent, 22 percent, and 20 percent of our total revenues for the same period in 2003. For the six months ended June 30, 2004, three customers accounted for 59 percent (Cedars), 17 percent, and 17 percent of our total revenues as compared to three customers accounting for 57 percent, 17 percent, and 16 percent of our total revenues for the same period in 2003. No other single customer accounted for more than 10 percent of our total revenues for the three and six months ended June 30, 2004 or the same periods in 2003.

We expect the two customers each accounting for 17 percent of our total revenues for the six months ended June 30, 2004 to account for a significant percentage of our revenues for 2004. However, our time-and-materials consulting services revenue from these customer projects is decreasing over time as these customers complete their current application development projects and become more self-sufficient. We expect our staff levels on these two projects to decline over time and for the projects to be completed during the third and fourth quarters of 2004, respectively. We staff one project using subcontractor staff. We expect to reassign our employees working on the other project to various billable and non-billable activities as our business needs warrant.

We continue to actively sell to new customers. We have recently completed a number of new, small tactical sales transactions. However, these new sales are not material to our overall financial results, and we continue to face a challenging sales environment. As a result, it is unclear when we can expect to achieve significant sales to new customers.

Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide applications development and implementation, support, and training services. Cost of revenues decreased $446,000, or 20 percent, to $1.8 million for the three months ended June 30, 2004 compared to $2.2 million for the same period in 2003. For the six months ended June 30, 2004, cost of revenues decreased $534,000, or 12 percent, to $4.0 million as compared to $4.5 million for the same period in 2003. The decreases in cost of revenues are primarily due to having fewer staff (including subcontractors) working on customer projects.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses increased $316,000, or 119 percent, to $581,000 for the three months ended June 30, 2004 as compared to $265,000 for the same period in 2003. For the six months ended June 30, 2004, sales and marketing expenses increased $406,000, or 83 percent, to $896,000 as compared to $490,000 for the same period in 2003. The increases in sales and marketing expenses are primarily due to expanding sales staffing and increasing marketing activities. See Tuning our marketing and sales engine and Broadening awareness of and interest in TenFold technology above for more information.

Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $2,000 to $980,000 for the three months ended June 30, 2004, as compared to $982,000 for the same period in 2003. For the six months ended June 30, 2004, research and development expenses decreased $93,000, or 5 percent, to $1.8 million as compared to $1.9 million for the same period in 2003.

General and Administrative. General and administrative expenses consist primarily of the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses decreased $129,000, or 17 percent, to $644,000 for the three months ended June 30, 2004 as compared to $773,000 for the same period in 2003. For the six months ended June 30, 2004, general and administrative expenses decreased $792,000, or 39 percent, to $1.2 million as compared to $2.0 million for the same period in 2003.

The decreases in general and administrative expenses are primarily due to lower variable compensation accruals, and lower legal expenses.

During the quarter ended March 31, 2004, we reduced some variable compensation accrued during 2003, to lower levels that we believe better reflect our estimates. This reduced operating expenses for the first quarter of 2004 by $219,000.

Total Other Income, net

Net total other income was $86,000 for the three months ended June 30, 2004, as compared to $82,000 for the same period in 2003. Net total other income was $193,000 for the six months ended June 30, 2004, as compared to $2.4 million for the same period in 2003. Net total other income for the six months ended June 30, 2003 included a gain of approximately $2.2 million that we recognized on the retirement of capital lease obligations at a significant discount to their carrying value.

Provision for Income Taxes

The provisions for income taxes for the three and six months ended June 30, 2004 of $4,000 and $4,000, respectively, relate primarily to foreign taxes and reversing a portion of our valuation allowance attributable to the current operating income. The provisions for income taxes for the three and six months ended June 30, 2003 of $5,000 and $17,000, respectively, similarly relate primarily to foreign taxes and reversing a portion of our valuation allowance attributable to the current operating income.

At June 30, 2004, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

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

Liquidity and Capital Resources

As of June 30, 2004, our principal source of liquidity was our cash and cash equivalents of $9.1 million. During the six months ended June 30, 2004, we funded purchases of computer equipment of $54,000 with capital leases.

Net cash used in operating activities was $3.4 million for the six months ended June 30, 2004 as compared to $99,000 for the same period in 2003. The increase in cash flow used in operating activities results primarily from decreases in cash inflows from time-and-material consulting projects as these customers complete their current application development projects and become more self-sufficient, increased investments we have made in sales and marketing related activities, and payments we made to reduce some older accounts payable and accrued liability items accrued in earlier quarters, including amounts due to our United Kingdom subcontractor for its work on a large project.

Net cash provided by investing activities was $32,000 for the six months ended June 30, 2004 as compared to $115,000 for the same period in 2003.

Net cash provided by financing activities was $208,000 for the six months ended June 30, 2004 as compared to $164,000 for the same period in 2003. Net cash provided by financing activities for the six months ended June 30, 2004 included $100,000 of proceeds from employee stock purchase plan stock issuances, and $113,000 from employee stock option exercises. Net cash provided by financing activities for the six months ended June 30, 2003 included net cash proceeds of $666,000 from the sale of 3,888,889 shares of common stock to a member of our Board of Directors. During the three months ended March 31, 2003 we made payments of approximately $588,000 to retire capital lease obligations at a significant discount.

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenues balances of $1.6 million at June 30, 2004 and $7.6 million at December 31, 2003. When over time we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

We believe we have solidly strengthened our financial foundation over the last year, and that our existing cash and expected continuing cash flows from existing customers will provide us with sufficient resources for this year. However, some challenges and risks remain:

•	We have derived, and over the near term we expect to continue to derive, a significant portion of our cash inflows from a limited number of large customers. We expect these large customers to continue to reduce their purchases of our time-and-materials consulting services over time as they complete projects and become more self-sufficient. The loss of a large customer could materially and adversely affect our business, results of operations, financial position and liquidity.

•	We continue to face a challenging sales environment, and it is unclear when we can expect to achieve significant sales to new customers, and achieve and sustain positive cash flow from operations.

We believe that we are continuing to appropriately manage these risks. However, there can be no assurance that we will be successful, and that these risks will not have a materially adverse affect on our future cash flow.

See “Factors that May Affect Future Results and Market Price of Stock” for more information about risks facing TenFold.

Disclosure about Contractual Obligations

The following table sets forth certain contractual obligations recorded in the condensed consolidated financial statements as of June 30, 2004 and summary information is presented in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations (including interest)	$53	20	33	—	—
Operating Leases	1,937	1,010	927	—	—
Purchase Obligations	208	208	—	—	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$2,198	$1,238	$960	—	—

The real estate operating leases above include $600,000 of restructured real estate lease obligations which have not been reduced by sublease income of $252,000 due from sublease tenants. In the Condensed Consolidated Balance Sheet at June 30, 2004, these obligations are included in accounts payable and accrued liabilities, net of the related sublease income. See Note 10 of Notes to Condensed Consolidated Financial Statements for more information.

We have purchase obligations to our United Kingdom distributor, youDevise Limited (formerly TenFold Systems UK Limited), reflected in the table above, for the provision of consulting staff for a project we have underway in the United Kingdom.

We previously had legacy fixed-price contracts containing guarantees. With the conclusion of the transaction with Cedars-Sinai Medical Center described above, we no longer have any contracts subject to a guarantee.

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

If we are unable to generate sufficient cash flow from operations, or secure additional sources of financing, we would be unable to continue operations as a going concern

Our business model relies upon generating new sales to existing and new customers. We have improved our operating cash flow over the last several years and in December 2003 closed a private placement in which we sold 5 million shares of restricted common stock, with no warrants, at $2.00 per share, to strengthen our financial position. We believe that our existing cash and expected continuing cash flows from existing customers will provide us with sufficient resources for this year. However, for the six months ended June 30, 2004 net cash used in operations was $3.4 million and if longer-term we do not generate sufficient new sales to existing and new customers, we would be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations. There can be no assurance that we will be successful achieving sufficient cash flow.

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

We continue to experience difficulty in securing future customer revenue

Although we have recently completed a number of new, small tactical sales transactions, these new sales are not material to our overall financial results, and we continue to face a challenging sales environment. As a result, there is no assurance that we will be able to convince future prospective customers to purchase products or services from us or that any customer revenue that is achieved can be sustained. If we are unable to obtain future customer revenue, our operations, financial condition, liquidity, and prospects will be materially and adversely affected, and we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations. There can be no assurance that additional financing sources will be available to us when needed or that we will be able to execute the other potential remedies sufficiently to continue operations.

Our sales cycle can be lengthy and subject to delays and these delays could cause our operating results to suffer

We believe that a customer’s decision to purchase significant products or services from us can involve a significant commitment of resources and be influenced by customer budget cycles. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefit of our products and services. Recently, we have been able to demonstrate new account penetration through small, introductory proof-of-concept projects including small development and deployment licenses and limited consulting services. However, historically, getting new customers to purchase significant licenses or services has required significant time and resources. Consequently, the period between initial contact and the purchase of our products or services can be long and subject to delays associated with the lengthy budgeting, approval, and competitive evaluation processes that typically accompany significant capital expenditures. Historically, our sales cycles have been lengthy and variable, typically ranging between three to twelve months from initial contact with a potential customer to the signing of a contract. In addition, the national economic downturn and concern regarding other regulatory implications has caused current and potential customers to delay or change their purchasing decisions. Sales delays could cause our operating results to vary widely. There can be no assurance that we will not experience sales delays in the future. In addition, we face a challenging sales environment and there can be no assurance that we will have sales in the future.

We are substantially dependent on a small number of large customers and the loss of one or more of these customers may cause revenues and cash flow to decline

We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of large customers. For example, for the six months ended June 30, 2004, three customers accounted for 59 percent, 17 percent, and 17 percent of our total revenues. Significant reductions in the amount of business they conduct with us could materially and adversely affect our business, results of operations, financial position and liquidity. Replacing the loss of a large customer is unpredictable. In the future, revenues from a single customer or a few large customers may constitute a significant portion of our total revenues and cash inflows in a particular period. The volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not continue to purchase licenses or services from us in a subsequent period.

The revenue from the customer accounting for 59 percent of our total revenues for the six months ended June 30, 2004 was primarily from a non-recurring transaction during the three months ended June 30, 2004. As a result, we do not expect this customer to account for a significant percentage of our revenues during the remaining quarters of this year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Transaction with Cedars-Sinai Medical Center and Revenues for more information.

We expect the two customers each accounting for 17 percent of our total revenues for the six months ended June 30, 2004 to account for a significant percentage of our revenues for 2004. However, our time-and-materials consulting services revenue from these customer projects is decreasing over time as these customers complete their current application development projects and become more self-sufficient. We expect our staff levels on these two projects to decline over time and for the projects to be completed during the third and fourth quarters of 2004, respectively. We staff one project using subcontractor staff. We expect to reassign our employees working on the other project to various billable and non-billable activities as our business needs warrant.

We have previously recognized significant deferred revenues which will not be available in future periods

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenue balances of $7.6 million at December 31, 2003 and $20.3 million at December 31, 2002. The decrease in deferred revenues from December 31, 2002 to December 31, 2003 was primarily a result of our recognizing as revenues the remaining previously deferred subscription revenues from our existing subscription contracts as these contracts reached the end of their subscription periods during the quarter ended June 30, 2003. During the three months ended June 30, 2004 we recognized revenues of $8.1 million from revenues deferred in prior years related to an earlier applications development project. We have a deferred revenue balance of $1.6 million at June 30, 2004 that we expect to recognize as revenues in future periods, but the timing of recognition is uncertain. As a result, we do not expect to recognize future revenues or profits from deferred revenues at the same levels that we experienced during 2003 and the first half of 2004, and will likely experience a loss unless and until this decrease is offset by revenue from other sources.

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

We are involved in litigation and disputes and may in the future be involved in further litigation or disputes that may be costly and time-consuming, and if we suffer adverse judgments, our operating results could suffer

We have been recently involved in litigation with a former customer (in July 2003, the U.S. District Court dismissed the case without prejudice) and in a class action suit against more than 300 issuers involving the underwriters of those issuers’ initial public offerings. We were also more recently named as one of many defendants in a lawsuit related to the death of a patient at Cedars-Sinai Medical Center, one of our customers. We may in the future face other litigation or disputes with customers, employees, business partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity. See “Legal Proceedings” generally for more information concerning our litigation and disputes.

Our settlements with Perot Systems and Cedars-Sinai require that if we do not meet certain obligations their claims may be re-instated or re-asserted, and if this were to happen and we suffer adverse judgments, our operating results could suffer

Although we have settled our disputes with Perot Systems and Cedars-Sinai, and recently entered into revised agreements with Cedars-Sinai that confirm our completion of the earlier project and provide for mutual releases from prior related claims, our agreements still require that we perform and meet certain obligations. If we are unable to or do not perform or meet these obligations, Perot Systems and Cedars-Sinai may re-instate or re-assert their respective prior claims against us. If either Perot Systems or Cedars-Sinai were to re-instate or re-assert their respective claims, an unfavorable outcome of the matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

If we fail to adequately anticipate employee and resource utilization rates, our operating results could suffer

A high percentage of our operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of our projects or in employee utilization rates did and may continue to cause significant variations in operating results in any particular quarter and could result in quarterly losses. Time-and-materials consulting arrangements can typically be terminated by a customer on short notice. An unanticipated termination of a major project, the delay of a project, or the completion during a quarter of several projects has in the past and may continue to result in under-utilized employees and could, therefore, cause us to suffer quarterly losses or adverse results of operations.

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

International political and economic uncertainty could have an adverse impact on our business and on our operating results

Revenues from customers outside of North America were 20 percent of total revenues for the six months ended June 30, 2004. The international political and economic uncertainty caused by the ongoing war on terrorism may adversely impact our ability to continue existing relationships with our foreign customers and to develop new business abroad.

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

If we elected to or were required to account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. Although we are not currently required to record compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future accounting pronouncements, including a proposed accounting pronouncement released earlier this year, will require us to treat all stock-based compensation as an expense using the fair value method. If we elected to or were required to record expenses for option awards under our option or employee stock purchase plans using the fair value method, we could have significant charges. For the six months ended June 30, 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, net income would have been reduced by $7.8 million, resulting in a net loss of $1.4 million. See Note 6 of Notes to Condensed Consolidated Financial Statements for more information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” appearing on page 45 of TenFold’s 2003 Annual Report on Form 10-K for information relating to TenFold’s interest rate and currency rate risks. There have been no material changes in such risks through June 30, 2004.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Nancy Harvey (Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, Ms. Harvey concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended June 30, 2004.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 9 of Notes to Condensed Consolidated Financial Statements for a description of legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 26, 2004, in Sandy, Utah. A total of 46,078,294 shares (approximately 79.24 percent of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each were:

•	Election of three directors to hold office until the 2006 Annual Meeting of Stockholders: Robert W. Felton – 36,416,148 shares cast for election and 97,405 shares withheld; Ralph W.Hardy, Jr. – 36,415,128 shares cast for election and 98,425 shares withheld; and Nancy M. Harvey – 35,880,141 shares cast for election and 633,412 shares withheld. The terms of the following directors continued after the meeting: Jeffrey L. Walker and Richard H. Bennett, Jr.

•	Ratification of the selection of Tanner + Co. as independent auditors of TenFold for the fiscal year ended December 31, 2004 – 36,365,013 shares cast for ratification, 144,820 shares cast against ratification, and 3,720 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description
11*	Computation of Shares used in Computing Basic and Diluted Net Income (Loss) Per Share.

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to “Notes to Condensed Consolidated Financial Statements” herein

(b)	Reports on Form 8-K

•	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TenFold Corporation

/s/ Nancy M. Harvey
Nancy M. Harvey
President, Chief Executive Officer, and Chief Financial Officer
July 29, 2004