Form 10-Q
period 2004-09-30
TENFOLD CORP /UT
filed 2004-10-27
CIK 1051118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of September 30, 2004, there were 46,354,751 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and Market Price of Stock.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our most recent reports on Forms 10-Q and 10-K.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TENFOLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$6,993	$12,236
Accounts receivable, (net of allowances for doubtful accounts of $50 and $0, respectively)	330	942
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $0, respectively)	70	58
Prepaid expenses and other assets	218	243
Other assets	9	10

Total current assets	7,620	13,489
Restricted cash	73	73
Property and equipment, net	699	855

Total assets	$8,392	$14,417

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$493	$1,127
Income taxes payable	1,736	1,728
Accrued liabilities	1,536	5,416
Deferred revenue	1,302	7,586
Current installments of obligations under capital leases	24	—

Total current liabilities	5,091	15,857

Long-term liabilities:
Obligations under capital leases, excluding current installments	42	—

Total long-term liabilities	42	—

Contingencies

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 120,000,000 shares
Issued and outstanding shares: 46,354,751 shares at September 30, 2004 and 45,969,524 shares at December 31, 2003	46	46
Additional paid-in capital	76,208	75,936
Deferred compensation	(24)	(43)
Accumulated deficit	(72,971)	(77,379)

Total stockholders’ equity (deficit)	3,259	(1,440)

Total liabilities and stockholders’ equity	$8,392	$14,417

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
License	$33	$11	$293	$56
Subscription	—	—	—	10,431
Services and other	1,723	4,547	15,547	12,980

Total revenues	1,756	4,558	15,840	23,467

Operating expenses:
Cost of revenues	1,038	2,905	5,019	7,420
Sales and marketing	1,045	298	1,941	788
Research and development	982	862	2,786	2,759
General and administrative	676	697	1,898	2,711
Special charges	—	(673)	—	(673)

Total operating expenses	3,741	4,089	11,644	13,005

Income (loss) from operations	(1,985)	469	4,196	10,462

Other income (expense):
Interest income	25	11	71	40
Interest expense	(3)	(16)	(7)	(172)
Other income	1	8	152	306
Gain on retirement of debt	—	—	—	2,206

Total other income, net	23	3	216	2,380

Income (loss) before income taxes	(1,962)	472	4,412	12,842
Provision for income taxes	—	—	4	17

Net income (loss)	$(1,962)	$472	$4,408	$12,825

Basic earnings (loss) per common share	$(0.04)	$0.01	$0.10	$0.32

Diluted earnings (loss) per common share	$(0.04)	$0.01	$0.08	$0.28

Weighted average common and common equivalent shares used to calculate earnings (loss) per share:
Basic.	46,312	40,913	46,148	40,361

Diluted.	46,312	49,337	55,688	46,607

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$4,408	$12,825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	270	650
Provision for bad debts	52	—
Amortization of deferred compensation	13	69
Gain on retirement of debt	—	(2,206)
Gain on sale of assets	(62)	(111)

Changes in operating assets and liabilities:
Accounts receivable	560	1,082
Unbilled accounts receivable	(12)	(200)
Prepaid expenses and other assets	26	(46)
Income taxes receivable	—	17
Accounts payable	(634)	998
Income taxes payable	8	(15)
Accrued liabilities	(3,880)	(77)
Deferred revenues	(6,284)	(12,778)
Other liabilities	—	(53)

Net cash provided by (used in) operating activities	(5,535)	155

Cash flows from investing activities:
Proceeds from sale of property and equipment	62	135
Additions to property and equipment	(38)	(98)
Decreases to restricted cash	—	65

Net cash provided by investing activities	24	102

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	142	6
Proceeds from issuance of restricted stock	—	666
Exercise of common stock options	136	149
Principal payments on obligations under capital leases	(10)	(650)

Net cash provided by financing activities	268	171

Net (decrease) increase in cash and cash equivalents	(5,243)	428
Cash and cash equivalents at beginning of period	12,236	3,838

Cash and cash equivalents at end of period	$6,993	$4,266

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9	$26
Cash paid for interest	$2	$6
Equipment purchased under capital leases	$76	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements included herein have been prepared by TenFold Corporation (“TenFold”) pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, “TenFold,” the “Company,” “we,” “our” and similar terms refer to TenFold Corporation, unless the context indicates otherwise. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by accounting principles generally accepted in the United States has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2004.

This report should be read in conjunction with TenFold’s audited Consolidated Financial Statements for the year ended December 31, 2003 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, including for example, estimated project costs and profitability and accounts receivable allowances. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Numerator for basic earnings (loss) per share – net income (loss) available to common stockholders	$(1,962)	$472	$4,408	$12,825

Numerator for diluted earnings (loss) per share	$(1,962)	$472	$4,408	$12,825

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	46,312	40,913	46,148	40,361

Employee stock options	—	8,424	9,540	6,246

Denominator for diluted earnings (loss) per share	46,312	49,337	55,688	46,607

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.04)	$0.01	$0.10	$0.32

Diluted earnings (loss) per common share	$(0.04)	$0.01	$0.08	$0.28

Employee stock options that could potentially dilute basic earnings (loss) per share in the future, of which there were 21,338,933 and 4,958,204 outstanding during the three and nine months ended September 30, 2004, respectively, that have a weighted average exercise price of $2.11 and $6.22 per share, respectively, were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods. Similarly, employee stock options of 1,609,485 and 7,234,535 outstanding during the three and nine months ended September 30, 2003, that have a weighted average exercise price of $11.65 and $3.70 per share, respectively, and that could potentially dilute basic earnings (loss) per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods.

4. Restricted Cash

Restricted cash of $73,000 at September 30, 2004 and December 31, 2003 is maintained to support various accounts payable activities.

5. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(1,962)	$472	$4,408	$12,825
Foreign currency translation	—	—	—	—

Comprehensive income (loss)	$(1,962)	$472	$4,408	$12,825

6. Stock-Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 issued in March 2000, to account for our stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123. We have also adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, into these financial statements and related notes.

Had compensation expense for our stock option plan and the employee stock purchase plan been determined based on the fair value at the grant date for awards or purchase rights under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock Based Compensation, our net income (loss) for the three and nine months ended September 30, 2004 and 2003 would have been as follows (in thousands except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) applicable to common stock – as reported	$(1,962)	$472	$4,408	$12,825
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4	21	13	69
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,058)	(1,584)	(9,825)	(3,726)

Net income (loss) applicable to common stock – pro forma	$(4,016)	$(1,091)	$(5,404)	$9,168

Earnings (loss) per common share – as reported
Basic	$(0.04)	$0.01	$0.10	$0.32

Diluted	$(0.04)	$0.01	$0.08	$0.28

Earnings (loss) per common share – pro forma
Basic	$(0.09)	$(0.03)	$(0.12)	$0.23

Diluted	$(0.09)	$(0.03)	$(0.12)	$0.20

The effect of SFAS No. 123 on pro forma net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2004 and 2003 may not be representative of the effects on pro forma results in future years.

7. Income Taxes

There were no provisions for income taxes for the three months ended September 30, 2004 and 2003, as no provisions were necessary based upon results for the periods. The provisions for income taxes for the nine months ended September 30, 2004 and 2003, relate primarily to foreign taxes and reversing a portion of our valuation allowance attributable to the current operating income in the periods.

The valuation allowance as of September 30, 2004 was recorded in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of deferred tax assets.

8. Commitments

We have commitments under long-term operating leases for office space. Future minimum lease payments under non-cancelable operating lease obligations, in excess of one year and excluding obligations accrued as part of restructurings, at September 30, 2004 are as follows (in thousands):

Year	Amount
Q4 2004	$103
2005	416
2006	427
2007	290
Thereafter	—

Total minimum lease commitments	$1,236

Operating lease commitments for properties that have been restructured are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet at September 30, 2004. See Note 10 for more information.

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

9. Legal Proceedings and Contingencies

SkyTel Lawsuit

On May 15, 2001, SkyTel sent us a letter purporting to terminate the Master Software License and Services Agreement between SkyTel and TenFold based on our alleged material breach of the Agreement. SkyTel’s letter also demanded a refund of $11 million paid by SkyTel. On September 24, 2001, SkyTel filed a complaint against TenFold in the First Circuit Court of the First Judicial District of Hinds County, Mississippi. The case was subsequently removed to U.S. District Court for the Southern District of Mississippi. In its complaint, SkyTel sought monetary damages of at least $17.5 million, plus other damages to be proved at trial, together with pre- and post-judgment interest, attorneys’ fees and expenses and costs. On November 13, 2001, we filed an answer denying the material allegations of the complaint. We also filed a counterclaim for unpaid fees and SkyTel’s disclosure of confidential information. Our counterclaim sought damages of at least $7 million and punitive damages of at least $10 million.

The parties stayed discovery and attempted negotiations to settle the dispute. However, resolution was impeded by the bankruptcy filing of SkyTel and its parent company, WorldCom, Inc. On July 14, 2003, the Court entered an order dismissing the case without prejudice based on incorrect information, which we immediately clarified for the Court. We received no further notice from the Court.

On October 18, 2004, we received notice from a different court, the United States Bankruptcy Court for the Southern District of New York, that in connection with resolving numerous claims in the bankruptcy proceedings of WorldCom and its subsidiary, SkyTel, SkyTel has commenced a Claim Objection and Adversary Proceeding against TenFold seeking to deny TenFold’s claim against SkyTel of at least $7 million and punitive damages of at least $10 million (our earlier counterclaim described above that became a claim against SkyTel in its bankruptcy), and to recover at least $17.5 million, plus other damages to be proved at trial, together with pre- and post-judgment interest, attorneys’ fees and expenses and costs (SkyTel’s earlier claim described above). This Court has scheduled a pre-trial conference in this matter for November 30, 2004.

We believe that our insurance will cover the expenses and damages that we may require to resolve this dispute. At this point, we do not believe that this dispute will have a material adverse impact on our business, results of operations, financial position, or liquidity. Accordingly, no related losses have been provided for in our accompanying financial statements.

Coufal Lawsuit

On December 1, 2003, we were served with a complaint in the matter of Coufal v. Cedars Sinai Medical Center, et. al. The compliant was filed in the Superior Court of the State of California, County of Los Angeles by the parents of a deceased individual who died on December 15, 2002 while in the care of Cedars Sinai Medical Center. The complaint lists a number of defendants including, Cedars Sinai Medical Center, Perot Systems Healthcare Services Group, Perot Systems Corporation, PCX Systems, LLC, TenFold Corporation, Steve Chen M.D., Charles Louy M.D., Steven Fowler M.D., Sunshine Aviva Weiss M.D., and Does 1-100, inclusive. The complaint generally alleges that plaintiff’s daughter died following surgery as the result of an overdose of prescription medications. The complaint alleges that the medications were prescribed, ordered and/or administered in excess of the levels acceptable to physicians acting within the standard of care of physicians in the community, and that the computerized physician order entry system (“PCX”), initially developed by us, failed to detect the overdose. The complaint acknowledges that in April 2002, and pursuant to separate agreements, which are described in reports that we have filed with the SEC, responsibility for and ownership of PCX was assumed by PCX Systems, LLC (a wholly owned subsidiary of Cedars Sinai Medical Center), and that in October 2002, Cedars Sinai Medical Center installed PCX for hospital use. Discovery in this case has commenced. There have been a number of depositions. To date, no TenFold depositions have been scheduled. We believe that our insurance will cover the expenses and damages that we may require to resolve this lawsuit. At this point, we do not believe that this lawsuit will have a material adverse impact on our business, results of operations, financial position, or liquidity. Accordingly, no related losses have been provided for in our accompanying financial statements.

Stockholder Matters

On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of its officers and directors, and certain underwriters of our initial public offering. An amended complaint was filed on April 24, 2002. TenFold and certain of its officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including TenFold. On June 27, 2003, our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, a settlement agreement was submitted to the Court for preliminary approval. The settlement would provide, among other things, a release of TenFold and of the individual defendants for the alleged wrongful conduct in the Amended Complaint. We agreed to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The underwriters filed a memorandum with the Court opposing preliminary approval of the settlement. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. TenFold agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation. At this point, we do not believe that this lawsuit will have a material adverse impact on our business, results of operations, financial position, or liquidity. Accordingly, no related losses have been provided for in our accompanying financial statements.

Assessing litigation

We review litigation claims each quarter to determine the likelihood that the claim will result in a loss. Due to the inherent uncertainties of litigation, predicting the ultimate outcome of litigation is very difficult. Significant management judgment is required to conclude on the likely outcome of outstanding litigation. As part of that review, we consider our available insurance coverage. Such coverage is subject to the particular policy’s total limit, and typically subject to the insurer’s standard reservation of rights regarding conditions or findings that might exclude coverage for a particular matter.

If a loss is considered probable on a litigation claim, management estimates the loss and we accrue the estimated loss. If a loss is considered probable but cannot be reasonably estimated, we disclose the contingency in these notes to our financial statements. Losses may however result on litigation claims that are not considered probable or are not estimable at the current time, potentially having a material adverse impact on our future business, results of operations, financial position, or liquidity.

Indemnifications, Warranties and Insurance

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including a right to replace an infringing product or cancel the software license and return the fees paid by the customer. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements, and no such claims were outstanding at September 30, 2004. As a result, we have not recorded a liability for infringement costs as of September 30, 2004.

Our agreements with customers also generally provide a warranty that for so long as the customer is paying for support services, our software will materially conform to the related documentation, and that our software has been developed in a workmanlike manner. To date, we have not incurred significant warranty costs. As a result, we have not recorded a liability for warranty costs as of September 30, 2004.

We have an industry-standard, errors and omissions insurance policy. This policy excludes contractual related disputes such as cost and time guarantees, and only covers software errors or omissions that occur after the delivery of software. We believe this policy provides adequate coverage for potential damages related to errors and omissions in our delivered software.

10. Special Charges

We incurred no special charges during the three and nine months ended September 30, 2004.

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

Restructuring reserves are included in accounts payable and accrued liabilities at September 30, 2004. Detail of the restructuring charges as of and for the nine months ended September 30, 2004 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2003	New Charges	Adjustments	Utilized	Balance at September 30, 2004
Facilities related	$531	$—	$—	$(309)	$222

	$531	$—	$—	$(309)	$222

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

Revenues from customers outside of North America were approximately 22 percent of total revenues for the three months ended September 30, 2004 as compared to 47 percent of total revenues for the same period in 2003. For the nine months ended September 30, 2004, revenues from customers outside of North America were approximately 20 percent of total revenues as compared to 28 percent of total revenues for the same period in 2003. Our long-lived assets are deployed in the United States.

Two customers accounted for 39 percent and 10 percent of our total revenues for the three months ended September 30, 2004, compared to two customers accounting for 44 percent and 42 percent of our total revenues for the same period in 2003. For the nine months ended September 30, 2004, three customers accounted for 53 percent, 19 percent, and 16 percent of our total revenues as compared to three customers accounting for 47 percent, 22 percent, and 22 percent of our total revenues for the same period in 2003. No other single customer accounted for more than 10 percent of our total revenues for the three and nine months ended September 30, 2004 or the same periods in 2003.

One customer, Cedars-Sinai Medical Center (“Cedars”), accounted for 53 percent of our total revenues for the nine months ended September 30, 2004. The revenue from Cedars was primarily from a non-recurring transaction during the three months ended June 30, 2004. As a result, we do not expect Cedars to account for a significant percentage of our revenues during the remaining quarters of this year, after June 30, 2004. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Transaction with Cedars-Sinai Medical Center and Revenues for more information.

We expect the two customers accounting for 19 percent and 16 percent of our total revenues for the nine months ended September 30, 2004 to account for a significant percentage of our revenues for 2004. However, our revenue from these customer projects, which is primarily time-and-materials consulting revenue, is decreasing over time as these customers complete their current application development projects and become more self-sufficient. The customer accounting for 16 percent of our total revenues for the nine months ended September 30, 2004 completed its use of our time-and-material consulting services for its current application development project during the quarter ended September 30, 2004. We staffed this project with subcontractor staff that we released upon completion of these services. During Q3, the end-user customer for this project initiated some short-term time-and-materials consulting services engagements directly with us. The other project, accounting for 19 percent of our total revenues for the nine months ended September 30, 2004, is staffed by our employees and is currently expected to be completed at the end of the fourth quarter of 2004. During the fourth quarter of 2004, we expect to maintain staffing on this project consistent with the level we experienced during the third quarter of 2004 (but lower than staffing levels during the earlier quarters of 2004).

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

The FASB has released an exposure draft, Share-Based Payment, which would require us to measure employee stock-based compensation awards using a fair value method and recognize the related expense in our financial statements. If the exposure draft is adopted as currently proposed, the final statement would be effective for us in our third quarter of 2005 beginning July 1, 2005. We have not yet assessed the impact of adopting this new proposed standard.

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

Year-to-Date 2004 Highlights

During the first three quarters of 2004, we focused principally on three initiatives intended to position TenFold as a growth software infrastructure company.

Tuning our marketing and sales engine

We are steadily tuning our marketing and sales engine to convince people that our technology does what we claim and help them realize the implications of our value proposition. We are defining and validating leverageable and replicable processes for introducing new customers to TenFold and closing software license business. We have three standard ways of introducing customers to TenFold. The first is through a VersionOne, which is a one to two week consulting engagement during which one or two TenFold applications developers build a complete application alongside one or two customer staff. The second is through a QuickHit, which is a two day proof-of-concept engagement during which one or two TenFold applications developers build an application that illustrates key EnterpriseTenFold transaction or integration capabilities that the customer identifies as critical. The third is through a RequirementsNow! project, which is a one to two week consulting engagement in which we provide an initial project road map that the customer can then use to accelerate its own application development project.

We have begun to recruit, train, and deploy additional sales and delivery resources. During Q1, we recruited a Vice President of Product Marketing with substantial experience building, testing, deploying and maintaining a complex TenFold-powered enterprise application and recruited a Vice President of Sales. During Q2, we recruited two direct sales executives and a Director of TeleSales. During Q3, we added additional direct sales executives and developed our first formal two-day Sales Training program which includes a comprehensive overview of our sales strategy, our specific processes, tools for closing sales, marketing collateral and standard contracts. In October 2004, we delivered this Sales Training program to all professionals associated with sales including direct sales executives, telemarketing professionals, and pre-sales technology support staff.

During Q3, we announced 11 new TenFold customers, most of whom were signed in prior quarters, and successfully completed several small revenue-producing VersionOne, QuickHit, and RequirementsNow! projects. These customers represent diverse industries – medical devices, biotechnology, semiconductor manufacturing, healthcare, software and communications, among others.

During Q2, a TenFold Value Added Reseller (“VAR”), Redi2 Technologies, which provides investment management software products and services to institutional investment, private wealth, custody and general asset management firms around their EnterpriseTenFold-powered Revenue Manager customer billing, invoicing, and reporting application began to grow its business. During Q3, Redi2 Technologies announced that Mellon Financial Corporation’s Investment Manager Solutions business had adopted advanced features of Redi2 Technologies’ Revenue Manager billing and invoicing capabilities.

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

We are continuing to test various other approaches to move TenFold toward the Tipping Point. During Q2, we initiated a multi-faceted integrated marketing plan that includes: an email-based multi-touch marketing campaign testing material and responsiveness of target audiences primarily in the CIO, CFO, and applications developer communities; enhancing our telemarketing efforts by adding experienced leadership and establishing standard practices and performance tracking; engaging a public relations firm to direct public relations efforts to ignite awareness of TenFold; engaging Integrated Corporate Relations to assist management in improving investor relations and enhance corporate communications; partnering with Cross Border Enterprises, L.L.C. for executive-level corporate introductions in the United States and abroad; initiating seminar-marketing activities by announcing and direct marketing a series of three San Francisco Bay Area-based TenFold Seminars to be hosted in Q3; continuing to frequently publish press releases highlighting our continuing technology innovation and business progress; and, leveraging limited tie-in advertising opportunities including a single full-page advertisement in the Bay Area edition of the Wall Street Journal that appeared at the time of the Software & Information Industry Association’s Codie Award conference in San Francisco and a provocative billboard in Silicon Valley placed to coincide with the direct mail marketing of the Bay Area Q3 seminar series. During Q2, we made substantial upgrades to our website, www.tenfold.com. These include: making Tsunami available directly from our new website; providing direct links to several movies which show EnterpriseTenFold-based application development projects and highlight interesting features of EnterpriseTenFold; and, upgrading the look and feel of the website. This new website was released into production in early July.

During Q3, we continued our multi-faceted integrated marketing initiatives. We conducted TenFold Seminars in three US markets (San Francisco Bay Area, New York City, and Chicago) and one in the UK (London). We have tested various complementary ways of promoting these TenFold Seminars, including multi-touch email, direct mail, telemarketing, an attention-getting billboard and print advertising. During Q3, in conjunction with PeopleSoft’s annual customer meeting in San Francisco, we announced the availability, at no charge, of SuperHR, a TenFold-powered application similar to core components of PeopleSoftHR, as an inducement to interested parties to investigate EnterpriseTenFold. During Q3, we also obtained coverage of TenFold technology in two widely read online industry publications – eWeek and ADTmag.com. We transitioned our public relations efforts to a dedicated team from the global, integrated communications firm, Coltrin & Associates, Inc.

We expect that achieving the Tipping Point will launch TenFold as a high-growth software infrastructure company because we believe broad recognition of our value proposition will generate demand for our products and services. While we have multiple initiatives underway designed to achieve the Tipping Point, the timing for reaching that achievement is uncertain.

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

During Q1, our TenFold Support organization designed, built, and took into stable production a custom CRM application, CustomerManager, tailored to our business, able to use customer-related information from other TenFold systems, and incorporating advanced application features such as compliance management and proactive tracking of assignments. During Q2, TenFold Support prototyped SpeedPro services, which provide support customers with access to expert consultants for very short duration (that is, as short as an hour or two) for special project needs on a time-and-materials basis. Customer purchases of SpeedPro services, while still modest, doubled from Q2 to Q3.

During Q1, we began updating the educational programs provided by TenFold University, our education division, to incorporate the important lessons we have learned during our VersionOne projects, including how best to introduce first time users to our technology, and how best to manage a project that uses our technology. TenFold University developed new training materials, designed new curriculum and piloted a brand new TenFold Paradigm class – the introductory class that we recommend for all our users. During Q2, we increased TenFold University staffing to provide experienced resources to develop the curriculum and supporting materials for both advanced technology classes offered to customers and internal training classes provided to our employees. During Q2, TenFold University offered for the first time a host of new, fully-redesigned advanced technology classes, which included Managing Product Areas, Managing Production, Performance Tuning an Application, and Maximizing Data. Customer purchases of TenFold University training, while still modest, increased 70% from Q2 to Q3. TenFold University also offered TenFold employees three classes on management practices that we call the TenFold Way. In the future, we expect to leverage the effort spent creating these classes when we offer TenFold Way training to audiences outside TenFold.

During 2004, we have continued to make significant strides in product development. During Q3, we announced eight major new product features important to our existing and target EnterpriseTenFold customers. Additionally, we moved close to completion of testing of our 2004 general availability release of EnterpriseTenFold and our newest product, MyTenFold. While neither has been formally announced, the latest EnterpriseTenFold version has been released to and is in the process of being adopted by several existing TenFold customers.

Customers using TenFold-powered applications in production today include, among others, Abbey National Bank, Allstate Insurance, Barclays Global Investors, Cedars-Sinai Medical Center, Deutsche Bank, Dresdner Bank, Franklin Templeton, iplan networks, JP Morgan Chase, MedCath, Rand Technology, Trinity, and Vertex (a subsidiary of United Utilities). Customer progress during the first nine months of 2004 toward full deployment of new or continuing applications development projects includes:

•	JPMorgan Chase continued the rollout of its TenFold-powered global securities lending application, SecuritiesLendingExpress (SLX), expanding production from the international traders to domestic trading. During Q1, as part of their merger underway with BankOne, JPMorgan Chase determined to focus its SLX application development efforts on customer facing enhancements to SLX and integration of existing legacy backend systems to SLX. During Q1, we reached agreement on the key terms for the transfer of the ownership of SLX to JPMorgan Chase and the provision of continuing time-and-materials consulting services. As we help them become more self-reliant maintaining SLX in production, we expect them to gradually reduce their use of time-and-materials consulting services and largely complete the SLX development and implementation project during the fourth quarter of 2004.

•	Vertex, a UK-based utility sector customer management and billing company, took its TenFold-powered replacement customer management and billing application, Generic Billing System (GBS), into production for its initial water company customer and began the process of converting customer billing to this new system. During Q2 this conversion continued smoothly. Today, Vertex has approximately 1,300,000 customers converted over to GBS. During Q3, we completed the provision of time-and-materials consulting services to Vertex’s project through our UK reseller, youDevise Limited, which augmented the team supplied by global systems integrator Sapient. Later in Q3, Vertex requested TenFold’s direct assistance on several short-term time-and-materials consulting projects. We are currently completing these projects and making recommendations to Vertex to improve their leverage of TenFold technology.

•	During Q1, VERITAS Software took its TenFold-powered ProductCompatibility application into production. During Q3, we provided time-and-materials consulting assistance to VERITAS in its enhancement of this application.

•	Early in Q4, Cedars-Sinai Medical Center (“Cedars”) deployed important additional components of its PatientCareExpert (“PCX”) application into quiet production without encountering any significant issues. Since Q3 2002, Cedars has had parts of Patient Accounting in steady use. In October 2004, Cedars deployed Patient Management (which manages all admission, insurance verification, bed management and discharge and is also known by the acronym, ADT, for Admission, Discharge and Transfer) and Orders Communication (which enables nurses to enter clinical orders electronically) into production use. Cedars expects to continue to deploy additional important applications components into production in 2005 and 2006.

Transaction with Cedars-Sinai Medical Center

At the close of Q2, we executed an important set of agreements with Cedars. The financial aspects of this non-recurring transaction are discussed under Results of Operations – Revenues below. As part of this set of agreements, Cedars acknowledged completion of TenFold’s prior application development work and TenFold granted Cedars expanded EnterpriseTenFold license rights to allow greater development and deployment within Cedars and we granted Cedars’ PCX Systems, LLC subsidiary the right to expand its Patient Care Expert System with additional health care related modules, and to resell those applications in the health care market. Long term, TenFold stands to benefit financially if Cedars and its partner Perot Health Systems successfully commercialize these healthcare applications. We continue to provide Cedars with EnterpriseTenFold support. We expect to continue to provide consulting services to Cedars and Perot Health Systems on a time-and-materials basis as we have done in recent prior quarters, including Q1, Q2 and Q3 of 2004.

Results of Operations

We had third quarter 2004 revenues of $1.8 million, an operating loss of $2.0 million, and a net loss of $2.0 million. This compares to revenues of $4.6 million, operating income of $469,000, and net income of $472,000 for the same period of 2003.

For the nine months ended September 30, 2004, we had revenues of $15.8 million, operating income of $4.2 million, and net income of $4.4 million. This compares to revenues of $23.5 million, operating income of $10.5 million, and net income of $12.8 million for the same period of 2003.

The following table sets forth, for the periods indicated, the percentage relationship of selected items from TenFold’s statements of operations to total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
License	2%	—	2%	—
Subscription	—	—	—	45%
Services and other	98%	100%	98%	55%

Total revenues	100%	100%	100%	100%

Operating expenses:
Cost of revenues	59%	64%	32%	32%
Sales and marketing	60%	7%	12%	3%
Research and development	56%	19%	17%	12%
General and administrative	38%	15%	12%	11%
Special charges	—	(15)%	—	(3)%

Total operating expenses	213%	90%	73%	55%

Income (loss) from operations	(113)%	10%	27%	45%
Total other income (expense), net	1%	—	1%	10%

Income (loss) before income taxes	(112)%	10%	28%	55%
Provision for income taxes	—	—	—	—

Net income (loss)	(112)%	10%	28%	55%

Revenues

Total revenues decreased $2.8 million or 61 percent, to $1.8 million for the three months ended September 30, 2004, as compared to $4.6 million for the same period in 2003. For the nine months ended September 30, 2004, total revenues decreased $7.7 million, or 33 percent, to $15.8 million as compared to $23.5 million for the same period in 2003.

Services and other revenues decreased $2.8 million, or 62 percent, to $1.7 million for the three months ended September 30, 2004 as compared to $4.5 million for the same period in 2003. This decrease in services and other revenues is primarily due to decreases in revenues from certain customers who are purchasing less time-and-materials consulting from us over time as they complete their current application development projects and become more self-sufficient.

For the nine months ended September 30, 2004, services and other revenues increased $2.5 million, or 20 percent, to $15.5 million as compared to $13.0 million for the same period in 2003. Services and other revenues for the nine months ended September 30, 2004 include $8.1 million in revenues, and $150,000 in operating costs, recognized during the quarter ended June 30, 2004, related to the completion of an earlier fixed-price applications development project with Cedars-Sinai Medical Center (“Cedars”). This completes the recognition of these revenues and related costs that were deferred in prior years pending confirmation of the completion of the applications development project and resolution of potential disputes between the parties. The new contractual terms between Cedars and TenFold confirm TenFold’s completion of the earlier project and provide for mutual releases from prior related claims. Since this completed our recognition of this project-related revenue, we do not expect to recognize similar amounts, and we do not expect Cedars to account for a significant portion of our revenues, in future periods.

Excluding the effect of this Cedars transaction, we would have had total revenues of $7.7 million, and a net loss of $3.5 million for the nine months ended September 30, 2004. The increase in services and other revenues during the nine months ended September 30, 2004 from this transaction, were partially offset by decreases in revenues from certain other customers who are purchasing less time-and-materials consulting from us over time as they complete their current application development projects and become more self-sufficient. Services and other revenues for the nine months ended September 30, 2003 include $900,000 from the reduction over time of a guarantee on one prior fixed-price contract, and $600,000 recognized upon completion of training obligations associated with a contract signed in 2002.

License revenues increased $22,000, or 200 percent to $33,000 for the three months ended September 30, 2004, as compared to $11,000 for the same period in 2003. For the nine months ended September 30, 2004, license revenues increased $237,000, or 423 percent, to $293,000 as compared to $56,000 for the same period in 2003. The increases in license revenues are primarily due to an increase in the volume of new license sales during 2004 as compared to 2003, and the amortization of the revenue from a project related license sold in late 2003 into revenues during early 2004.

We had no subscription revenues for the three months ended September 30, 2004, or for the same period in 2003. We had no subscription revenues for the nine months ended September 30, 2004, as compared to $10.4 million for the same period in 2003. Subscription revenues represent revenue from contracts that include a subscription to new product releases on a “when and if available” basis. For certain contracts, including a subscription to future software products when and if they become available, we recognize the fees for the software products ratably over the subscription term beginning with delivery of the first software product. For contracts that include a service element for which the fair value is undeterminable, and the contract includes a subscription to new product releases on a “when and if available basis,” we recognize the entire contract fee ratably over the subscription period as subscription revenue. During the quarter ended June 30, 2003, our existing subscription contracts reached the end of their subscription periods, and we recognized the final remaining subscription revenue for these contracts.

Revenues from customers outside of North America were approximately 22 percent of total revenues for the three months ended September 30, 2004 as compared to 47 percent of total revenues for the same period in 2003. For the nine months ended September 30, 2004, revenues from customers outside of North America were approximately 20 percent of total revenues as compared to 28 percent of total revenues for the same period in 2003. Our long-lived assets are deployed in the United States.

Two customers accounted for 39 percent and 10 percent of our total revenues for the three months ended September 30, 2004, compared to two customers accounting for 44 percent and 42 percent of our total revenues for the same period in 2003. For the nine months ended September 30, 2004, three customers accounted for 53 percent (Cedars), 19 percent, and 16 percent of our total revenues as compared to three customers accounting for 47 percent, 22 percent, and 22 percent of our total revenues for the same period in 2003. No other single customer accounted for more than 10 percent of our total revenues for the three and nine months ended September 30, 2004 or the same periods in 2003.

We expect the two customers accounting for 19 percent and 16 percent of our total revenues for the nine months ended September 30, 2004 to account for a significant percentage of our revenues for 2004. However, our revenue from these customer projects, which is primarily time-and-materials consulting revenue, is decreasing over time as these customers complete their current application development projects and become more self-sufficient. The customer accounting for 16 percent of our total revenues for the nine months ended September 30, 2004 completed its use of our time-and-material consulting services for its current application development project during the quarter ended September 30, 2004. We staffed this project with subcontractor staff that we released upon completion of these services. During Q3, the end-user customer for this project initiated some short-term time-and-materials consulting services engagements directly with us. The other project, accounting for 19 percent of our total revenues for the nine months ended September 30, 2004, is staffed by our employees and is currently expected to be completed at the end of the fourth quarter of 2004. During the fourth quarter of 2004, we expect to maintain staffing on this project consistent with the level we experienced during the third quarter of 2004 (but lower than staffing levels during the earlier quarters of 2004).

We continue to actively sell to new customers. In 2004, we have completed a number of new, small tactical sales transactions. However, these new sales are not material to our overall financial results, and we continue to face a challenging sales environment. As a result, it is unclear when we can expect to achieve significant sales to new or existing customers, and until we do so we are likely to continue to experience losses.

Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel to provide applications development and implementation, support, and training services. Cost of revenues decreased $1.9 million, or 64 percent, to $1.0 million for the three months ended September 30, 2004 compared to $2.9 million for the same period in 2003. For the nine months ended September 30, 2004, cost of revenues decreased $2.4 million, or 32 percent, to $5.0 million as compared to $7.4 million for the same period in 2003. The decreases in cost of revenues are primarily due to having fewer staff (particularly subcontractors) working on customer projects as these customers complete their current application development projects and become more self-sufficient.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses increased $747,000, or 251 percent, to $1.0 million for the three months ended September 30, 2004 as compared to $298,000 for the same period in 2003. For the nine months ended September 30, 2004, sales and marketing expenses increased $1,153,000, or 146 percent, to $1.9 million as compared to $788,000 for the same period in 2003. These increases in sales and marketing expenses are primarily due to expanding sales staffing and increasing marketing activities. See Tuning our marketing and sales engine and Broadening awareness of and interest in TenFold technology above for more information.

Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses increased $120,000, or 14%, to $982,000 for the three months ended September 30, 2004, as compared to $862,000 for the same period in 2003. For the nine months ended September 30, 2004, and 2003, research and development expenses were $2.8 million in each period.

General and Administrative. General and administrative expenses consist primarily of the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses decreased $21,000, or 3 percent, to $676,000 for the three months ended September 30, 2004 as compared to $697,000 for the same period in 2003. For the nine months ended September 30, 2004, general and administrative expenses decreased $813,000, or 30 percent, to $1.9 million as compared to $2.7 million for the same period in 2003. The decreases in general and administrative expenses are primarily due to lower variable compensation accruals, and lower legal expenses.

During the quarter ended March 31, 2004, we reduced some variable compensation accrued during 2003, to lower levels that we believe better reflect our estimates. This reduced operating expenses for the first quarter of 2004 by $219,000.

Special Charges. We incurred no special charges during the three and nine months ended September 30, 2004.

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

Total Other Income, net

Net total other income was $23,000 for the three months ended September 30, 2004, as compared to $3,000 for the same period in 2003. Net total other income was $216,000 for the nine months ended September 30, 2004, as compared to $2.4 million for the same period in 2003. Net total other income for the nine months ended September 30, 2003 included a gain of approximately $2.2 million that we recognized on the retirement of capital lease obligations at a significant discount to their carrying value.

Provision for Income Taxes

There were no provisions for income taxes for the three months ended September 30, 2004 and 2003, as no provisions were necessary based upon results for the periods. The provisions for income taxes for the nine months ended September 30, 2004 and 2003, relate primarily to foreign taxes and reversing a portion of our valuation allowance attributable to the current operating income in the periods.

The valuation allowance as of September 30, 2004 was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of deferred tax assets.

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

Liquidity and Capital Resources

As of September 30, 2004, our principal source of liquidity was our cash and cash equivalents of $7.0 million. During the nine months ended September 30, 2004, we funded purchases of computer equipment of $76,000 with capital leases.

Net cash used in operating activities was $5.5 million for the nine months ended September 30, 2004 as compared to $155,000 provided by operating activities for the same period in 2003. The increase in cash flow used in operating activities results primarily from decreases in cash inflows from time-and-material consulting projects as these customers complete their current application development projects and become more self-sufficient, increased investments we have made in sales and marketing related activities, and payments we made to reduce some older accounts payable and accrued liability items accrued in earlier quarters, including amounts due to our United Kingdom subcontractor for its work on a large project.

Net cash provided by investing activities was $24,000 for the nine months ended September 30, 2004 as compared to $102,000 for the same period in 2003.

Net cash provided by financing activities was $268,000 for the nine months ended September 30, 2004 as compared to $171,000 for the same period in 2003. Net cash provided by financing activities for the nine months ended September 30, 2004 included $142,000 of proceeds from employee stock purchase plan stock issuances, and $136,000 from employee stock option exercises. Net cash provided by financing activities for the nine months ended September 30, 2003 included net cash proceeds of $666,000 from the sale of 3,888,889 shares of common stock to a member of our Board of Directors. During the three months ended March 31, 2003 we made payments of approximately $588,000 to retire capital lease obligations at a significant discount.

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenues balances of $1.3 million at December 30, 2004 and $7.6 million at December 31, 2003. When over time we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

We raised capital during 2003 to strengthen our balance sheet. We believe that our existing cash and expected continuing cash flows from existing customers will provide us with sufficient resources for the remainder of this year. However, some challenges and risks exist:

•	We have derived, and over the near term we expect to continue to derive, a significant portion of our cash inflows from time-and-material consulting services for a limited number of large customers. We expect these large customers to continue to reduce their purchases of our time-and-materials consulting services over time as they complete projects and become more self-sufficient. The loss of a large customer could materially and adversely affect our business, results of operations, financial position and liquidity.

•	We continue to invest in specific marketing initiatives intended to drive TenFold toward the ‘Tipping Point’ by creating awareness and generating leads, as well as the cost of new direct sales staff to convert those leads to sales.

•	We continue to face a challenging sales environment, and it is unclear when we can expect to achieve significant sales to new or existing customers, and achieve and sustain positive cash flow from operations.

•	We may need to seek additional capital to support our operations until our cash flow from sales to new customers provides sufficient cash flow, and that capital may or may not be available on acceptable terms.

We believe that we are continuing to appropriately manage these risks. However, there can be no assurance that we will be successful, and that these risks will not have a materially adverse affect on our future cash flow and operations.

See “Factors that May Affect Future Results and Market Price of Stock” for more information about risks facing TenFold.

Disclosure about Contractual Obligations

The following table sets forth certain contractual obligations recorded in the condensed consolidated financial statements as of September 30, 2004 and summary information is presented in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations (including interest)	$71	28	43	—	—
Operating Leases	1,656	833	823	—	—
Purchase Obligations	—	—	—	—	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$1,727	$861	$866	—	—

The real estate operating leases above include $420,000 of restructured real estate lease obligations which have not been reduced by sublease income of $159,000 due from sublease tenants. In the Condensed Consolidated Balance Sheet at September 30, 2004, these obligations are included in accounts payable and accrued liabilities, net of the related sublease income. See Note 10 of Notes to Condensed Consolidated Financial Statements for more information.

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

The FASB has released an exposure draft, Share-Based Payment, which would require us to measure employee stock-based compensation awards using a fair value method and recognize the related expense in our financial statements. If the exposure draft is adopted as currently proposed, the final statement would be effective for us in our third quarter of 2005 beginning July 1, 2005. We have not yet assessed the impact of adopting this new proposed standard.

Factors that May Affect Future Results and Market Price of Stock

We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

If we are unable to generate sufficient cash flow from operations, or secure additional sources of financing, we would be unable to continue operations as a going concern

Our business model relies upon generating new sales to existing and new customers. We have improved our operating cash flow over the last several years and in December 2003 closed a private placement in which we sold 5 million shares of restricted common stock, with no warrants, at $2.00 per share, to strengthen our financial position. We believe that our existing cash and expected continuing cash flows from existing customers will provide us with sufficient resources for the remainder of this year. However, for the nine months ended September 30, 2004 net cash used in operations was $5.5 million and if we do not generate significant new sales to existing and new customers in the coming quarters, we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations. There can be no assurance that we will be successful achieving sufficient cash flow.

We continue to experience difficulty in securing future customer revenue

Although in 2004 we have completed a number of new, small tactical sales transactions, these new sales are not material to our overall financial results, and we continue to face a challenging sales environment. As a result, there is no assurance that we will be able to convince future prospective customers to purchase products or services from us or that any customer revenue that is achieved can be sustained. If we are unable to obtain future customer revenue, our operations, financial condition, liquidity, and prospects will be materially and adversely affected, and we will be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations. There can be no assurance that additional financing sources will be available to us when needed or that we will be able to execute the other potential remedies sufficiently to continue operations.

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

We are substantially dependent on a small number of large customers and the loss of one or more of these customers may cause revenues and cash flow to decline

We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of large customers. For example, for the nine months ended September 30, 2004, three customers accounted for 53 percent, 19 percent, and 16 percent of our total revenues. Significant reductions in the amount of business large customers conduct with us has previously and may in the future, materially and adversely affect our business, results of operations, financial position and liquidity. Replacing the loss of a large customer is unpredictable. Revenues and cash flows from a single customer or a few large customers may constitute a significant portion of our total revenues and cash inflows in a particular period, then decline as the volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not continue to purchase licenses or services from us in a subsequent period.

The revenue from the customer accounting for 53 percent of our total revenues for the nine months ended September 30, 2004 was primarily from a non-recurring transaction during the three months ended June 30, 2004. As a result, we do not expect this customer to account for a significant percentage of our revenues during the remainder of the year, after June 30, 2004. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Transaction with Cedars-Sinai Medical Center and Revenues for more information.

We expect the two customers accounting for 19 percent and 16 percent of our total revenues for the nine months ended September 30, 2004 to account for a significant percentage of our revenues for 2004. However, our revenue from these customer projects, which is primarily time-and-materials consulting revenue, is decreasing over time as these customers complete their current application development projects and become more self-sufficient. The customer accounting for 16 percent of our total revenues for the nine months ended September 30, 2004 completed its use of our time-and-material consulting services for its current application development project during the quarter ended September 30, 2004. We staffed this project with subcontractor staff that we released upon completion of these services. During Q3, the end-user customer for this project, initiated some short-term time-and-materials consulting services engagements directly with us. The other project, staffed by our employees, is currently expected to be completed at the end of the fourth quarter of 2004. During the fourth quarter of 2004, we expect to maintain staffing on this project consistent with the level we experienced during the third quarter of 2004 (but lower than staffing levels during the earlier quarters of 2004).

We have previously recognized significant deferred revenues which will not be available in future periods

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenue balances of $7.6 million at December 31, 2003 and $20.3 million at December 31, 2002. The decrease in deferred revenues from December 31, 2002 to December 31, 2003 was primarily a result of our recognizing as revenues the remaining previously deferred subscription revenues from our existing subscription contracts as these contracts reached the end of their subscription periods during the quarter ended June 30, 2003. During the three months ended June 30, 2004 we recognized revenues of $8.1 million from revenues deferred in prior years related to an earlier applications development project. As a result, at June 30, 2004, we had a remaining deferred revenue balance of $1.6 million that we expect to recognize as revenues in future periods. Therefore, we do not expect to recognize future revenues or profits from deferred revenues at the same levels that we experienced during 2003 and the first half of 2004, and will likely experience losses until this decrease is offset by revenue from other sources.

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

Our historical quarterly operating results have varied significantly and our future operating results could vary

Historically, our quarterly operating results have varied significantly. For example, during some years, including this year, we have had quarterly profits followed by losses in subsequent quarters. Our future operating results may continue to vary significantly. Furthermore, there can be no assurance that we will not continue to suffer losses in the future.

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

We are involved in litigation and disputes and may in the future be involved in further litigation or disputes that may be costly and time-consuming, and if we suffer adverse judgments, our operating results could suffer

We are involved in a dispute with a former customer as part of its resolution of its bankruptcy proceeding and in a class action suit against more than 300 issuers involving the underwriters of those issuers’ initial public offerings. We have also been named as one of many defendants in a lawsuit related to the death of a patient at Cedars-Sinai Medical Center, one of our customers. We may in the future face other litigation or disputes with customers, employees, business partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity. See “Legal Proceedings” generally for more information concerning our litigation and disputes.

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

International political and economic uncertainty could have an adverse impact on our business and on our operating results

Revenues from customers outside of North America were 20 percent of total revenues for the nine months ended September 30, 2004. The international political and economic uncertainty caused by the ongoing war on terrorism may adversely impact our ability to continue existing relationships with our foreign customers and to develop new business abroad.

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

If we elected to or were required to account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. Although we are not currently required to record compensation expense using a fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, future accounting pronouncements, including a proposed accounting pronouncement released earlier this year, may require us to treat all stock-based compensation as an expense using a fair value method. If we elected to or were required to record expenses for option awards under our option or employee stock purchase plans using a fair value method, we could have significant charges. For the nine months ended September 30, 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, net income would have been reduced by $9.8 million, resulting in a net loss of $5.4 million. See Note 6 of Notes to Condensed Consolidated Financial Statements for more information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” appearing on page 45 of TenFold’s 2003 Annual Report on Form 10-K for information relating to TenFold’s interest rate and currency rate risks. There have been no material changes in such risks through September 30, 2004.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Nancy Harvey (Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, Ms. Harvey concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended September 30, 2004.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 9 of Notes to Condensed Consolidated Financial Statements for a description of legal proceedings.

Item 5. Other Information

On October 6, 2004 we filed a report on Form 8-K to report that the Board of Directors of TenFold Corporation held a regularly scheduled meeting on September 23, 2004, at which Mr. Robert E. Parsons Jr. was elected to our Board of Directors. At the time of filing that report, Mr. Parson’s participation in our Board committees was not known. On October 23, 2004, the Board of Directors of TenFold Corporation approved Mr. Parsons appointment to the Audit Committee of the Board of Directors.

Item 6. Exhibits

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
October 27, 2004