Form 10-K
period 2004-12-31
TENFOLD CORP /UT
filed 2005-02-28
CIK 1051118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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

Market value of shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2004 was approximately $22,307,000. Shares of Common Stock held by each current executive officer and director, and by each person who is known by the registrant to own 10 percent or more of the outstanding Common Stock, have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 10 percent of the outstanding common stock for purposes of the preceding calculation is based solely on information known by the Company and is as of June 30, 2004. This determination of affiliate status is not a conclusive determination for other purposes.

As of January 31, 2005, there were 46,377,219 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TENFOLD CORPORATION

2004 FORM 10-K AND ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and the Market Price of Stock.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q.

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

Business History

We founded TenFold in 1993. We spent the first several years primarily developing our patented EnterpriseTenFold technology. In 1996, we began using EnterpriseTenFold to build applications for customers. In 1999, we completed our initial public offering. In 1999 and early 2000, we tested a new business model which included selling large custom application development projects with a unique-in-the-industry “money-back guarantee”, and simultaneously structuring the company to launch and build on an accelerated time frame, eight separate vertical market facing applications product companies. Beginning in 2000, we experienced several difficult quarters and faced significant financial, legal, and operational issues. We incurred substantial, increasing losses from operations in the last three quarters of 2000.

Starting in the second half of 2000 and continuing through today, we have taken steps to refocus TenFold to its roots as a software applications platform technology company, deal with the liabilities that arose as a result of the interim business model, and restore the company to sound business health.

During 2001, we refocused TenFold back to being a technology company. We significantly reduced our operating costs, improved customer satisfaction, and sold additional products and services to existing customers. We suffered a setback following the events of September 11, 2001, after which we lost two of our largest customers and restructured TenFold again. In November 2001, we entered into an expanded relationship with Allstate Insurance Company (“Allstate”), which represented our first significant transaction under our new business model.

During 2002, we continued our business turnaround. We significantly reduced quarterly cash outflows by renegotiating several major property leases, retiring our entire bank debt at a significant discount and, continuing operational restructuring to better align capacity with cash flow. We continued to settle litigation matters related to our prior business model, entered into an agreement to settle a shareholder lawsuit that subsequently settled in 2003; and, concluded a settlement with the Securities and Exchange Commission without paying any fine or civil penalty or needing to restate our financial statements.

We established strategic distribution alliances and value added resellers (“VAR”) relationships to accelerate and broaden market distribution of EnterpriseTenFold at a significantly lower cost and greater speed than we could achieve on our own. We entered into distribution relationships with Perot Systems Corporation, Sapient Corporation and youDevise Limited (a UK company). We established VAR relationships with PCX Systems, LLC (a subsidiary of Cedars-Sinai Medical Center), Vertex (a UK-based utility sector customer management and billing company), and Redi2. In late 2002, Vertex completed its first sale of a TenFold-powered application.

In 2003, we continued our business turnaround. We strengthened our balance sheet by retiring our remaining equipment leasing debt at a substantial discount in February 2003, and in that same month obtained an investment of $700,000 by Robert W. Felton, a long-time TenFold director. In December 2003, we closed a private placement of 5 million shares of restricted common stock, with no warrants, which we sold at $2.00 per share (before related fees and expenses).

During Q3 2003, we began shipping our first major new product, Tsunami (a single user PC version of EnterpriseTenFold), which we make available free of charge over the internet to any person who wants to try it, and we announced the release of the next generation of our EnterpriseTenFold product.

We continued to build sales and marketing processes to prepare for our emergence as a growth technology company through three complementary sales and marketing related initiatives. We continued to develop relationships with VAR’s, systems integrators and software distributors. We prototyped a tactical sales model based on small, initial proof of concept projects to introduce new customers to TenFold. We encouraged developers to install our free-of-charge, single-user version to prove our TenFold technology claims for themselves.

2004 Highlights

During 2004, we made progress on each of our three principal initiatives intended to position TenFold as a growth software infrastructure company.

Identifying and establishing business practices and resources for handling future growth

During 2004, we identified and established business practices and resources to let TenFold manage the high growth we seek to achieve. We increased our operational discipline, processes and tracking. We believe that most TenFold operational areas can achieve better-than-industry-standard productivity, lower cost per deliverable, and consequently higher margin contribution, if we use TenFold-powered applications to automate them. During 2004, we built highly custom TenFold-powered core applications – ContactManager and CustomerManager – to improve the way we manage our leads and customers.

We introduced innovative new services, such as our TenFold Support SpeedPro. Our customers use SpeedPro to get expert consultants for short-duration projects. SpeedPro strengthens customer allegiance and generates new revenues and contribution in TenFold Support. Although Speed Pro numbers are small, every customer who bought a SpeedPro service in 2004 came back for more.

TenFold University updated its curriculum, training materials and classes to accelerate customer adoption of our technology.

In Q4, we released our most important technology to date, EnterpriseTenFold MarketForce. We named this release MarketForce because it is designed to enhance our sales and marketing by showcasing the benefits of TenFold technology.

We established business processes that are critical to achieving high growth including: Making our software licensing easy, fast, accurate, and auditable – improving our ability to comply with the new requirements, such as Sarbanes-Oxley; strengthening our sales infrastructure by creating commission plans, quotas, and accelerators; and, developing a Sales Training program to bring new sales professionals up to speed, and a SalesBag and SalesKit containing hard copy and electronic versions of all materials a sales executive needs to sell.

Broadening awareness of and interest in TenFold technology

During 2004, we increased marketing efforts to broaden awareness of and interest in TenFold technology. Our goal is to reach the market-awareness Tipping Point that launches TenFold as a high-growth, software product company. We made our free Tsunami product the cornerstone of our Tipping Point strategy. With Tsunami, an interested business or IT professional can install TenFold technology over the Internet and by following a script build a complete, enterprise-scale Customer Relationship Management (CRM) or HR application in just a few hours with no prior training. Tsunami introduces people to TenFold technology and metaphors for applications development and demonstrates our Speed, Quality, and Power benefits in just a few hours. Tsunami demonstrates that we can put TenFold technology in the hands of interested people globally, fast and easily, at essentially no cost of sales or distribution to TenFold. Tsunami has broadened interest in TenFold technology more generally. TenFold was awarded the Software and Information Industry Association (“SIIA”) Codie Award for the Best Distributed Computing solution.

During 2004, we launched multi-faceted, integrated marketing, including e-mail, direct mail, telemarketing, and limited advertising, largely to support our principal marketing approach, TenFold Seminars. During 2004, we hosted TenFold Seminars in various areas including the San Francisco Bay area, Seattle, New York City, Chicago, Dallas, Boston, Toronto, and London. We track the progress of our marketing program by monitoring lead generation. Marketing generated over 3,500 leads in 2004. We also began to use and see the benefit of public relations programs. TenFold Technology was covered in widely read on-line industry publications – Peter Coffee’s eWeek column, ComputerWorld Canada, Software Reseller News, ADTmag.com, and PCWeek.

Tuning our marketing and sales engine

During 2004, we tuned our marketing and sales engine designed to convince people that our technology does what we claim and to help them realize the implications of our value proposition. We defined and validated leverageable and replicable processes for introducing new customers to TenFold and closing software license business. Our sales model uses small proof-of-concept projects as a way of offering customers a low-risk way to test and verify our value proposition. We expect to build on successes of these first deals to radiate into additional, larger licenses and services. Our tactical sales strategy – Penetrate and Radiate – is gaining momentum. Our DirectSales and TeleSales professionals signed more new customers in Q4 than in any quarter in TenFold’s history. While the numbers are still small and not material to our overall financial results, we observed that half the new accounts that we penetrated during the first three quarters of the year with a proof-of-concept project bought further licenses and services and are active customers. All of our Penetrate projects were successful technologically, not all were successful politically. We are learning from all projects how to present our technology, value proposition, and services better.

At the close of 2004, we had six DirectSales professionals and two part-time TeleSales professionals.

During 2004, we continued to leverage other distribution channels to accelerate and broaden distribution. Our largest partners, Sapient and Perot, successfully implemented and rolled into robust production mission critical applications in the utility and healthcare sectors. On the VAR front, our financial services sector VAR, Redi2 Technologies, which sells the TenFold-powered Redi2 Revenue Manager application, secured the financial giant Mellon Financial as a customer. Also, one of our UK customers, Vertex, won an industry award for their TenFold-powered application named Alto and has established a North American sales organization to actively promote Alto in the U.S.

Our prospects and customers represent diverse industries in which TenFold technology can add value – banking, utilities, healthcare, medical devices, biotechnology, manufacturing, software, communications, among others.

Customers using TenFold-powered applications in production today include, among others, Abbey National Bank, Allstate Insurance, Barclays Global Investors, Cedars-Sinai Medical Center, Deutsche Bank, Dresdner Bank, Franklin Templeton, iplan networks, JPMorgan Chase, MedCath, Rand Technology, Trinity, and Vertex (a subsidiary of United Utilities). During 2004, we earned revenues from 34 customers including three prestigious TenFold customers who implemented mission critical TenFold-powered applications and successfully rolled them into robust production:

•	JPMorgan Chase rolled out its TenFold-powered global securities lending application, SecuritiesLendingExpress (SLX) to both international and domestic traders. During Q1 2004 , we reached agreement on the key terms of an agreement to transfer ownership of SLX to JPMorgan Chase. As we help them become more self-reliant maintaining SLX in production, we expect them to gradually reduce their use of time-and-materials consulting services and largely complete the SLX development and implementation project by the end of the first quarter of 2005.

•	Vertex, a UK-based utility sector customer management and billing company, took its TenFold-powered replacement customer management and billing application, Generic Billing System (GBS), into production for its initial water company customer. During Q3, we completed the provision of time-and-materials consulting services to Vertex’s project through our UK reseller, youDevise Limited, which augmented the team supplied by global systems integrator Sapient. Later, Vertex requested TenFold’s assistance on several short-term time-and-materials consulting projects. As of year-end, Vertex had over 2 million customers converted over to GBS.

•	Cedars-Sinai Medical Center has had parts of its PatientCareExpert application in steady use since Q3 2002. In October 2004, Cedars deployed important additional components including Patient

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

Transaction with Cedars-Sinai Medical Center

At the close of Q2 2004, we executed an important set of agreements with Cedars. The financial aspects of this non-recurring transaction are discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2004 as Compared to 2003 - Revenues. As part of this set of agreements, Cedars acknowledged completion of TenFold’s prior application development work and TenFold granted Cedars expanded EnterpriseTenFold license rights to allow greater development and deployment within Cedars and we granted Cedars’ PCX Systems, LLC subsidiary the right to expand its Patient Care Expert System with additional health care related modules, and to resell those applications in the health care market. Long term, TenFold stands to benefit financially if Cedars and its partner Perot Health Systems successfully commercialize these healthcare applications.

Some of our customers accounted for more than 10 percent of our annual revenues. Cedars-Sinai Medical Center accounted for 50 percent, JP Morgan Chase accounted for 22 percent, and Sapient accounted for 15 percent of our revenues for the year ended December 31, 2004. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2004 as Compared to 2003 - Revenues for more information. Allstate accounted for 41 percent, JP Morgan Chase accounted for 25 percent, and Sapient accounted for 23 percent of our revenues for the year ended December 31, 2003. Allstate accounted for 63 percent and JP Morgan Chase accounted for 12 percent of our revenues for the year ended December 31, 2002.

Revenues from customers outside of North America were approximately 20 percent of total revenues for 2004, 29 percent of total revenues for 2003, and 17 percent of total revenues for 2002. Revenues from customers in the United Kingdom were 19 percent of total revenues for 2004, 29 percent of total revenues for 2003, and 9 percent of total revenues for 2002. Revenues from operations in Argentina were 0.9 percent of total revenues for 2004, 0.5 percent of total revenues for 2003, and 8 percent of total revenues for 2002.

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

Training

Through TenFold University we offer training so that customers can learn how to successfully build, implement, operate, maintain, and evolve their applications. Training includes classroom instruction, detailed courseware, and on-site training.

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

Customer and Technical Support

We provide our customers who purchase support services with new releases of EnterpriseTenFold as new releases become available, and various levels of on-site and telephone support. During 2004, we added a new service, SpeedPro, which offers TenFold customers a way to buy access to a TenFold expert for immediate assistance for short-duration projects.

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

Patents, Intellectual Property Rights and Licensing

We rely primarily on a combination of patent, copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have received three separate patents in the United States. The first patent (US Patent # 6016394) relates to EnterpriseTenFold. The second (US Patent # 6016643) relates to TenFold AutoTest, our automated testing technology. The third patent (US Patent # 6301701) relates to our computer-assisted testing of software application components. We have one pending U.S. patent and have additional patents and pending patent applications in other countries. Our trademark portfolio contains 5 U.S. trademark registrations, 8 trademarks registered in other countries and 6 pending applications in the U.S. and other countries.

In addition, as part of our confidentiality procedures, we enter into nondisclosure agreements with our employees, customers, consultants, and corporate partners, and limit access to and distribution of our software, documentation, and other proprietary information. We retain ownership of EnterpriseTenFold and TenFold ComponentWare. Under our prior business model we generally retained ownership of the applications products that we developed for customers; however, we allowed a small number of customers to own rights to the applications we developed for them. In some cases, our contracts obligate us to pay royalties on future sales of specific applications, or prohibit us from licensing applications for specified periods of time or to specified third parties. We no longer market these applications.

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

Our development organization regularly produces new versions and releases of our EnterpriseTenFold technology. In addition to quality improvements and enhancements for our major EnterpriseTenFold MarketForce release, our development organization produced a major new product, MyTenFold, a single-user version of TenFold technology that delivers EnterpriseTenFold on a personal computer. We intend to license MyTenFold to individuals who want a complete version of EnterpriseTenFold on a Windows personal computer working with the RDBMS of their choice.

Research and development expenses were $3.7 million for the year ended December 31, 2004, $3.5 million for the year ended December 31, 2003, and $6.2 million in 2002. As of December 31, 2004, we had 25 staff engaged in research and development activities. We intend to continue to make investments in research and development to maintain and enhance EnterpriseTenFold, EnterpriseTenFold integration tools, and TenFold ComponentWare.

Employees

As of December 31, 2004, we had 66 employees, including 18 in applications development, training and support, 25 in research and development, 12 in sales and marketing, and 11 in finance, administrative, and information technology support functions. During the year ended December 31, 2004, our average headcount was 68. None of our employees is represented by a labor union or a collective bargaining agreement and most are at-will employees.

Executive Officers

The executive officers of TenFold are as follows:

Name	Age	Position(s)
Nancy M. Harvey	51	President, Chief Executive Officer, Chief Financial Officer and Director
Alexei Chadovich	45	Senior Vice President, Research and Development
Samer Diab	36	Vice President, Customer Services
Jeffrey L. Walker	62	Chairman of the Board of Directors, Executive Vice President, Chief Technology Officer

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

Alexei Chadovich joined TenFold in October 1997, and has served as Senior Vice President of Research & Development since February 2002. Prior to that, Mr. Chadovich held various technical and development management roles at TenFold including Director, Development, Vice President of Universal Application Client, Director of Universal Application Core, Senior Developer, and Architect for Universal Application Client. Prior to joining TenFold, Mr. Chadovich served from 1996 to 1997 as software architect and developer with Corel Corporation, a business and graphics software development company. From 1990 to 1996, Mr. Chadovich served in various software development and architect positions with WordPerfect Corp., a business software development company, and after its merger with Novell Inc. in 1994, a business and networking software development company. Prior to joining WordPerfect, Mr. Chadovich held various software development management positions with Kurchatov Atomic Energy Institute in Russia, a physics research institute. Mr. Chadovich holds MS in Computer Science from Moscow Institute of Electronic Technology, Russia.

Samer Diab joined TenFold in June 1994 and has served as Vice President, Customer Services since April 2004. From September 2002 to April 2004, Mr. Diab served as TenFold’s Operations Chief of Staff, and from October 1999 to September 2002, he served as a Vice President of Applications Development for TenFold and a prior wholly owned subsidiary. From June 1994 to October 1999, Mr. Diab served in various technical and management roles in TenFold’s development and consulting organizations. Prior to joining TenFold, Mr. Diab served from 1989 to 1994 in various technical, architectural, and managerial roles in the Applications Division of Oracle Corporation, a large database and applications software company. Mr. Diab holds a BS in Electrical Engineering from the California Institute of Technology.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from links on our website at www.tenfold.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Registration statements and amendments thereto filed pursuant to the Securities Act of 1933, as amended, are similarly available from our website. The information posted on our web site is not incorporated into this Annual Report.

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

Item 2. Properties

TenFold currently owns no real property. Below is a description of our leased property and the status of each facility at December 31, 2004:

Location	Sq. Feet	Lease expires	Use
South Jordan , UT	22,310	September 2007	Corporate headquarters, research and development, consulting, support, education, sales, executive and administrative activities.
San Francisco, CA	3,518	Month to month	Research and development, sales, executive and administrative activities.
Chicago, IL	1,000	May 2005	Sales, and consulting activities.

Irving, TX	23,386	April 2005	We no longer occupy this property. We have subleased 15,404 sq. feet of this space for the remaining term.

We conduct much of our operations from our principal executive office located near Salt Lake City, Utah where we lease 22,310 square feet under a lease that expires in September 2007. Our staff currently work at this office, at our San Francisco and Chicago offices, at customer sites, or from home offices. During 2005, we do not presently anticipate needing material additional office space.

Item 3. Legal Proceedings

See Part IV, Item 15, Note 10 of Notes to Consolidated Financial Statements for a description of legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the trading symbol “TENF.OB.” Our high and low prices by quarter during 2004 and 2003 are presented below. These prices reflect inter-dealer quotations and may not represent actual transactions.

	2004
	HIGH	LOW
First Quarter	$5.11	$2.55
Second Quarter	$2.68	$0.88
Third Quarter	$1.76	$1.05
Fourth Quarter	$1.35	$0.60

	2003
	HIGH	LOW
First Quarter	$0.39	$0.14
Second Quarter	$3.00	$0.30
Third Quarter	$2.77	$1.23
Fourth Quarter	$3.41	$1.85

On December 31, 2004, we had approximately 216 stockholders of record of our common stock and 46,377,219 shares of our common stock were issued and outstanding.

We have never declared or paid dividends on our common stock. We expect to retain any earnings generated by our operations for the development and growth of our business, and we do not anticipate paying any dividends to our stockholders for the foreseeable future.

Equity Compensation Plan Information

The following table provides the information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2004, including the 1993 Flexible Stock Incentive Plan, the 1999 Stock Plan, the 1999 Employee Stock Purchase Plan, and the 2000 Employee Stock Option Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2004 (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2004 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	18,027,271	(1)	$2.26	5,224,966	(2)
Equity compensation plans not approved by security holders	2,876,050	(3)	$1.26	3,890,377	(4)

Total	20,903,321		$2.12	9,115,343

(1)	4,591,035 to be issued under the 1993 Flexible Stock Incentive Plan, and 13,436,236 to be issued under the 1999 Stock Plan.

(2)	821,173 available for future issuance under the 1993 Flexible Stock Incentive Plan, 2,729,195 available for future issuance under the 1999 Stock Plan, and 1,674,598 available for future issuance under the 1999 Employee Stock Purchase Plan.
(3)	Issued under the 2000 Employee Stock Option Plan.
(4)	Shares available at December 31, 2004 under the 2000 Employee Stock Option Plan.

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

Recent Sales of Unregistered Securities

We had no sales of unregistered stock during 2004. Our unregistered stock sales during 2003 are as follows:

•	On February 5, 2003, we entered into a Purchase Agreement with the Robert W. Felton Trust for the sale of 3,888,889 shares of unregistered common stock at a purchase price of $0.18 per share.

•	On December 22, 2003, we entered into a Securities Purchase Agreement for the sale of 5,000,000 shares of unregistered common stock for a purchase price of $2.00 per share.

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, and the selected consolidated balance sheet data as of December 31, 2004, 2003, 2002, 2001, and 2000, are derived from, and are qualified by reference to, our audited financial statements. The historical results are not necessarily indicative of future results.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$359	$248	$207	$8,532	$12,416
Subscription	—	10,431	15,548	689	—
Services and other	17,234	17,030	12,475	45,692	57,117

Total revenues	17,593	27,709	28,230	54,913	69,533

Operating expenses:
Cost of revenues	5,883	9,454	12,998	30,990	69,151
Sales and marketing	2,861	1,088	1,985	5,556	22,558
Research and development	3,734	3,471	6,229	12,672	25,660
General and administrative	2,315	3,046	7,803	11,113	25,664
Amortization of goodwill and acquired intangibles	—	—	—	962	4,603
Special charges	—	(673)	2,838	18,876	4,810

Total operating expenses	14,793	16,386	31,853	80,169	152,446

Income (loss) from operations	2,800	11,323	(3,623)	(25,256)	(82,913)

Total other income, net	240	2,456	1,938	12,553	2,152

Income (loss) before income taxes	3,040	13,779	(1,685)	(12,703)	(80,761)
Provision (benefit) for income taxes	(376)	32	(497)	2,965	(619)

Net income (loss)	$3,416	$13,747	$(1,188)	$(15,668)	$(80,142)

Basic earnings (loss) per common share	$0.07	$0.34	$(0.03)	$(0.44)	$(2.29)

Diluted earnings (loss) per common share	$0.06	$0.29	$(0.03)	$(0.44)	$(2.29)

Weighted average shares - basic (1)	46,204	40,634	37,249	35,623	35,035

Weighted average shares - diluted (1)	54,924	47,623	37,249	35,623	35,035

Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$5,225	$12,236	$3,838	$10,969	$13,854
Total current assets	5,715	13,489	7,654	16,604	19,751
Total assets	6,415	14,417	9,284	27,476	65,275
Total current liabilities	4,098	15,857	34,484	50,942	66,088
Long-term obligations, redeemable preferred and common stock, less current portion	36	—	25	1,878	10,023
Stockholders’ equity (deficit)	2,281	(1,440)	(25,225)	(25,344)	(11,448)
Working capital (deficit)	1,617	(2,368)	(26,830)	(34,338)	(46,337)

(1)	See Note 4 to the financial statements for an explanation of the determination of the method used to determine the number of shares used in computing net earnings (loss) per share.

Supplementary Financial Information

The following tables set forth certain unaudited quarterly results of our operations for 2004 and 2003. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results.

	Quarter ended
	Mar 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003	Mar 31, 2004	June 30, 2004	Sept 30, 2004	Dec 31, 2004
	(in thousands, except per share data)(unaudited)
Revenues:
License	$3	$42	$11	$192	$152	$108	$33	$66
Subscription	6,052	4,379	—	—	—	—	—	—
Services and other	3,313	5,120	4,547	4,050	3,439	10,385	1,723	1,687

Total revenues	9,368	9,541	4,558	4,242	3,591	10,493	1,756	1,753

Operating expenses:
Cost of revenues	2,275	2,240	2,905	2,034	2,187	1,794	1,038	864
Sales and marketing	225	265	298	300	315	581	1,045	920
Research and development	915	982	862	712	824	980	982	948
General and administrative	1,241	773	697	335	578	644	676	417
Special charges	—	—	(673)	—	—	—	—	—

Total operating expenses	4,656	4,260	4,089	3,381	3,904	3,999	3,741	3,149

Income (loss) from operations	4,712	5,281	469	861	(313)	6,494	(1,985)	(1,396)

Total other income, net	2,295	82	3	76	107	86	23	24

Income (loss) before income taxes	7,007	5,363	472	937	(206)	6,580	(1,962)	(1,372)

Provision (benefit) for income taxes	12	5	—	15	—	4	—	(380)

Net income (loss)	$6,995	$5,358	$472	$922	$(206)	$6,576	$(1,962)	$(992)

Basic earnings (loss) per common share	$0.18	$0.13	$0.01	$0.02	$(0.00)	$0.14	$(0.04)	$(0.02)

Diluted earnings (loss) per common share	$0.18	$0.11	$0.01	$0.02	$(0.00)	$0.12	$(0.04)	$(0.02)

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

Previously, risks relating to revenue recognition also included the judgment and estimation required to determine fixed-price project completion percentages, fixed-price project profit or loss projections, and forecasting of fixed-price project end-dates. However, during the year ended December 31, 2002 TenFold converted its remaining on-going legacy fixed-price contracts to time-and-materials arrangements. As a result, TenFold had no significant on-going fixed-price contracts at December 31, 2004 and December 31, 2003.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of selected items from our statements of operations to total revenues.

	Years Ended December 31,
	2004	2003	2002
Revenues:
License	2%	1%	1%
Subscription	—	38%	55%
Services and other	98%	61%	44%

Total revenues	100%	100%	100%

Operating expenses:
Cost of revenues	34%	34%	46%
Sales and marketing	16%	4%	7%
Research and development	21%	12%	22%
General and administrative	13%	11%	28%
Special charges	—	(2)%	10%

Total operating expenses	84%	59%	113%

Income (loss) from operations	16%	41%	(13)%
Total other income, net	1%	9%	7%

Income (loss) before income taxes	17%	50%	(6)%
Provision (benefit) for income taxes	(2)%	—	(2)%

Net income (loss)	19%	50%	(4)%

2004 as Compared to 2003

Revenues

Total revenues decreased $10.1 million or 37 percent, to $17.6 million for the year ended December 31, 2004, as compared to $27.7 million for the year ended December 31, 2003.

Services and other revenues increased $204,000, or 1 percent, to $17.2 million for the year ended December 31, 2004 as compared to $17.0 million for the year ended December 31, 2003. Services and other revenues for the year ended December 31, 2004 include $8.1 million in revenues, and $150,000 in operating costs, recognized during the quarter ended June 30, 2004, related to the completion of an earlier fixed-price applications development project with Cedars-Sinai Medical Center (“Cedars”). This completed the recognition of these revenues and related costs that were deferred in prior years pending confirmation of the completion of the applications development project and resolution of potential disputes between the parties. The new contractual terms between Cedars and TenFold confirm TenFold’s completion of the earlier project and provide for mutual releases from prior related claims. Since this completed our recognition of this project-related revenue, Cedars did not account for a significant portion of our revenue in subsequent 2004 periods, and we do not expect to recognize similar amounts or expect Cedars to account for a significant portion of our revenues, in future periods.

Excluding the effect of this Cedars transaction, we would have had total revenues of $9.5 million, and a net loss of $4.5 million for the year ended December 31, 2004. The increase in services and other revenues during the year ended December 31, 2004 from this transaction, was partially offset by decreases in revenues from certain other customers who are purchasing less time-and-materials consulting from us over time as they complete their current application development projects and become more self-sufficient. Services and other revenues for the year ended December 31, 2003 include $1.5 million from the reduction over time of a guarantee on one prior fixed-price contract, and $600,000 recognized upon completion of training obligations associated with a contract signed in 2002.

License revenues increased $111,000 to $359,000 for the year ended December 31, 2004, as compared to $248,000 for the year ended December 31, 2003. The increase in license revenues is primarily due to the amortization of the revenue from a project related license sold in late 2003 into revenues during early 2004, and an increase in the volume of new license sales during 2004 as compared to 2003.

We had no subscription revenues for the year ended December 31, 2004, as compared to $10.4 million for the year ended December 31, 2003. Subscription revenues represent revenue from contracts that include a subscription to new product releases on a “when and if available” basis. For certain contracts, including a subscription to future software products when and if they become available, we recognize the fees for the software products ratably over the subscription term beginning with delivery of the first software product. For contracts that include a service element for which the fair value is undeterminable, and the contract includes a subscription to new product releases on a “when and if available basis,” we recognize the entire contract fee ratably over the subscription period as subscription revenue. During the quarter ended June 30, 2003, our existing subscription contracts reached the end of their subscription periods, and we recognized the final remaining subscription revenue for these contracts.

Revenues from customers outside of North America were approximately 20 percent of total revenues for 2004 as compared to 29 percent of total revenues for the same period in 2003. Revenues from customers in the United Kingdom were 19 percent of total revenues for 2004 as compared to 29 percent of total revenues for 2003. The decrease in percent on total revenues from the United Kingdom during 2004 is primarily the result of the completion during the quarter ended September 30, 2004, of a UK consulting project we commenced in 2002. Revenues from operations in Argentina were 0.9 percent of total revenues for 2004 and 0.5 percent of total revenues for 2003. At December 31, 2004, our long-lived assets are deployed in the United States.

Three customers accounted for 50 percent (Cedars), 22 percent and 15 percent of our total revenues for the year ended December 31, 2004, compared to three customers accounting for 41 percent, 25 percent and 23 percent of our total revenues for the year ended December 31, 2003. No other single customer accounted for more than 10 percent of our total revenues for the year ended December 31, 2004 or 2003.

Our revenues from the two customers accounting for 22 percent and 15 percent of our total revenues for the year ended December 31, 2004, which is primarily time-and-materials consulting revenue, has decreased over time as these customers complete their current application development projects and become more self-sufficient. The customer accounting for 15 percent of our total revenues for the year ended December 31, 2004 completed its use of our time-and-materials consulting services for its current application development project during the quarter ended September 30, 2004. We staffed this project with subcontractor staff that we released upon completion of these services. During Q3 and Q4, the end-user customer for this project engaged directly with us for some short-term time-and-materials consulting services. The other customer project, accounting for 22 percent of our total revenues for the year ended December 31, 2004, is staffed by our employees and is currently expected to be completed at the end of the first quarter of 2005. We do not currently have a new project in place to replace this project.

During the quarter ended December 31, 2004, we recognized from previously deferred revenues, service revenues of approximately $261,000 for work performed and from a reduction of our estimate of work remaining on a customer project. We do not expect to recognize significant revenues in future periods for this customer project.

We believe that period to period comparisons between license, subscription, and services revenues are not necessarily indicative of future performance given the nature of our product and services offerings and the relative emphasis we apply to these offerings in any given period.

We continue to actively sell to new customers. In 2004, we completed a small but growing number of new, small tactical sales transactions. However, these new sales are not material to our overall financial results, and we continue to face a challenging sales environment. As a result, it is unclear when we can expect to achieve significant sales to new or existing customers, and until we do so we are likely to continue to experience losses.

Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel and contractors to provide applications development and implementation, support, and training services. Cost of revenues decreased $3.6 million, or 38 percent, to $5.9 million for the year ended December 31, 2004 compared to $9.5 million for the year ended December 31, 2003. The decreases in cost of revenues are primarily due to having fewer staff (particularly subcontractors) working on customer projects as these customers complete their current application development projects and become more self-sufficient.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel, as well as advertising and other marketing expenses. Sales and marketing expenses increased $1.8 million, or 163 percent, to $2.9 million for the year ended December 31, 2004 as compared to $1.1 million for the year ended December 31, 2003. These increases in sales and marketing expenses are primarily due to expanding sales staffing and increasing marketing activities. See Tuning our marketing and sales engine and Broadening awareness of and interest in TenFold technology above for more information.

Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses increased $263,000, or 8%, to $3.7 million for the year ended December 31, 2004, as compared to $3.5 million for the year ended December 31, 2003.

General and Administrative. General and administrative expenses consist primarily of the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses decreased $731,000, or 24 percent, to $2.3 million for the year ended December 31, 2004 as compared to $3.0 million for the year ended December 31, 2003. The decreases in general and administrative expenses are primarily due to lower variable compensation accruals and lower legal expenses.

During the quarter ended March 31, 2004, we reduced some variable compensation accrued during 2003, to lower levels that we believe better reflect our estimates. This reduced operating expenses for the first quarter of 2004 by $219,000.

During the quarter ended December 31, 2003, we similarly reduced some variable compensation accrued during the first half of 2003. This reduced operating expenses for the fourth quarter of 2003 by $550,000.

Special Charges. We incurred no special charges during the year ended December 31, 2004. Special charges for the year ended December 31, 2003 of $(673,000) include restructuring charge adjustments of $(578,000) and asset loss impairment adjustments of ($95,000).

Restructuring reserves are included in accounts payable and accrued liabilities at December 31, 2004. Detail of the restructuring charges as of and for the year ended December 31, 2004 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2003	New Charges	Adjustments	Utilized	Balance at December 31, 2004
Facilities related	$531	$—	$—	$(399)	$132

	$531	$—	$—	$(399)	$132

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

Total Other Income, net

Net total other income was $240,000 for the year ended December 31, 2004, as compared to $2.5 million for the year ended December 31, 2003. Net total other income for the year ended December 31, 2003 included a gain of approximately $2.2 million that we recognized on the retirement of capital lease obligations at a significant discount to their carrying value.

Provision for Income Taxes

The benefit for income taxes was $376,000 for the year ended December 31, 2004 as compared to a provision of $32,000 for the year ended December 31, 2003. The benefit for income taxes for the year ended December 31, 2004 relates primarily to reversing accruals for foreign and state taxes that were no longer deemed necessary. The provision for income taxes for the year ended December 31, 2003 relates primarily to foreign taxes.

At December 31, 2004, we had established a valuation allowance of $36.9 million for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and projected net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, including the size of the prior operating losses, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

Balance Sheet Items

Accounts Payable. We had accounts payable of $265,000 at December 31, 2004 compared to $1.1 million at December 31, 2003. The decrease in accounts payable relates primarily to payments of older accounts payable including amounts due to our United Kingdom subcontractor for its work on a large project.

Accrued Liabilities. We had accrued liabilities of $1.4 million at December 31, 2004 compared to $5.4 million at December 31, 2003. The decrease results primarily from a reduction during the quarter ended

June 30, 2004, related to the successful conclusion of an earlier fixed-price applications development project with Cedars, described above, and payments to reduce some older accrued liability items accrued prior to 2004.

Deferred revenues. We had deferred revenues of $1.1 million at December 31, 2004 compared to $7.6 million at December 31, 2003. The decrease results primarily from the recognition of previously deferred revenues during the quarter ended June 30, 2004, upon our successful conclusion of an earlier fixed-price applications development project with Cedars described above. We had a deferred revenue balance of $1.1 million at December 31, 2004 that we expect to recognize as revenues in future periods, but the timing of recognition is uncertain. As a result, we do not expect to recognize revenues or profits from deferred revenues during 2005 at the same levels that we experienced during 2004.

2003 as Compared to 2002

Revenues

Total revenues decreased $521,000, or 2 percent, to $27.7 million for the year ended December 31, 2003, as compared to $28.2 million for the year ended December 31, 2002.

License revenues increased $41,000, or 20 percent, to $248,000 for the year ended December 31, 2003, as compared to $207,000 for the year ended December 31, 2002. The increase in license revenues was due to some recent small new license sales.

Subscription revenues decreased $5.1 million, or 33 percent, to $10.4 million for the year ended December 31, 2003, as compared to $15.5 million for the year ended December 31, 2002. Subscription revenues represent revenue from contracts that include a subscription to new product releases on a “when and if available” basis. For certain contracts, including a subscription to future software products when and if they become available, we recognize the fees for the software products ratably over the subscription term beginning with delivery of the first software product. For contracts that include a service element for which the fair value is undeterminable, and the contract includes a subscription to new product releases on a “when and if available basis,” we recognize the entire contract fee ratably over the subscription period as subscription revenue. The decrease in subscription revenues was due to the completion of the amortization of our deferred subscription revenues during the second quarter of 2003, when our existing subscription contracts reached the end of their subscription periods.

Service and other revenues increased $4.5 million, or 37 percent, to $17.0 million for the year ended December 31, 2003, as compared to $12.5 million for the year ended December 31, 2002. Service and other revenues increased in part due to providing a higher volume of time-and-materials services during 2003 as compared to 2002. Services and other revenues for the year ended December 31, 2003 also included $1.5 million from the reduction over time of a guarantee on one contract, and $600,000 recognized upon completion of training obligations associated with a contract signed in 2002.

Revenues from operations outside of North America were 29 percent of total revenues for the year ended December 31, 2003 as compared to 17 percent in 2002. The 2003 and 2002 revenues from operations outside of North America were attributable to four customers. Revenues from operations in the United Kingdom were 29 percent of total revenues for 2003, and 9 percent of total revenues for 2002. The increase in percent on total revenues from the United Kingdom during 2003 was primarily due to a large consulting project we commenced in November 2002 in the United Kingdom working with our global systems integrator partner, Sapient, and with our UK reseller, youDevise Limited, to provide expertise and consulting services to support Sapient’s GBS implementation project for Vertex. Revenues from operations in Argentina were 0.5 percent of total revenues for 2003, and 8 percent of total revenues for 2002. At December 31, 2003, all of TenFold’s long-lived assets were deployed in the United States.

Three customers accounted for 41 percent, 25 percent and 23 percent of our total revenues for 2003, compared to two customers accounting for 63 percent and 12 percent of our total revenues for the year ended December 31, 2002. No other single customer accounted for more than 10 percent of our total revenues for the year ended December 31, 2003 or 2002.

Operating Expenses

Cost of Revenues. Cost of revenues decreased $3.5 million, or 27 percent, to $9.5 million for the year ended December 31, 2003, as compared to $13.0 million for the year ended December 31, 2002. The decreases were primarily due to a smaller number of personnel working on customer projects, and support and training activities.

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

Special Charges. Special charges for the year ended December 31, 2003 of $(673,000) included restructuring charge adjustments of $(578,000) and asset loss impairment adjustments of ($95,000). Special charges for the year ended December 31, 2002 of $2.8 million included restructuring charges of $2.0 million and $851,000 of asset impairment charges.

Asset Impairment Charges. During year ended December 31, 2003, we recorded asset loss provision adjustments of $(95,000) to eliminate remaining estimated asset loss accruals that were no longer necessary upon our completing the return of previously leased equipment.

During year ended December 31, 2002, we identified $851,000 of fixed assets that had no future value to us and were no longer in active use, and accordingly recorded an asset impairment charge of $851,000 for the year ended December 31, 2002. This charge included the impairment of the leased equipment assets that we returned to our two major prior equipment lessors pursuant to agreements reached with these lessors subsequent to December 31, 2002, under which we bought out and fully retired the related equipment lease debt and returned substantially all the related equipment.

Restructuring Charges. During the year ended December 31, 2003, we recorded restructuring charge adjustments of $(578,000) to reduce previously accrued restructuring charges for negotiated reductions in remaining lease payments due for unoccupied properties, and to reflect higher sublease income received than previously estimated.

During the year ended December 31, 2002, we incurred restructuring charges of $2.0 million, including $1.1 million, related to termination of the unoccupied portions of our South Jordan, Utah headquarters lease, and $836,000, related to adjustments made to prior restructuring estimates. The termination of the unoccupied portions of the South Jordan lease reduced the square footage leased from 105,068 to 22,310 square feet, reduced the term from 11 years to 5 years, and reduced the rental rate per square foot. This reduced our total base rent obligations (before operating expenses) under this lease by approximately $19 million over the term of the lease. As part of this transaction, we released to the landlord $1.5 million previously held as restricted cash to support these leases. The restructuring charge of $1.1 million is comprised of a charge of $1.5 million for release of the restricted cash, less the reversal of a prior rent accrual of $400,000 no longer needed under the terms of the restructured lease. The adjustments to prior restructuring estimates primarily resulted from higher facilities lease termination payments, and lower revised estimates of future facilities sublease income payments (in part due to the default of one of our subtenants), than previously estimated.

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

Liquidity and Capital Resources

As of December 31, 2004, our principal source of liquidity was our cash and cash equivalents of $5.2 million. During the year ended December 31, 2004, we funded purchases of computer equipment of $76,000 with capital leases.

Net cash used in operating activities was $7.3 million for the year ended December 31, 2004 as compared to $868,000 for 2003. The increase in cash flow used in operating activities results primarily from decreases in cash inflows from time-and-materials consulting projects as these customers complete their application development projects and become more self-sufficient, increased investments we have made in sales and marketing related activities, and payments we made to reduce some older accounts payable and accrued liability items accrued in earlier quarters, including amounts due to our United Kingdom subcontractor for its work on a large project.

Net cash provided by investing activities was $10,000 for the year ended December 31, 2004 as compared to $24,000 for 2003.

Net cash provided by financing activities was $273,000 for the year ended December 31, 2004 as compared to $9.2 million for 2003. Net cash provided by financing activities for the year ended December 31, 2004 included $146,000 from employee stock option exercises and $142,000 of proceeds from employee stock purchase plan stock issuances. Net cash provided by financing activities for the year ended December 31, 2003 was primarily from the proceeds of common stock sales. In February 2003, we sold 3,888,889 shares of common stock to a member of our Board of Directors for a total purchase price of $700,000. In December 2003, we closed a private placement of 5 million shares of common stock, with no warrants, which we sold at $2.00 per share (before related fees and expenses). During the three months ended March 31, 2003 we made payments of $588,000 to retire capital lease obligations at a significant discount.

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenues balances of $1.1 million at December 31, 2004 and $7.6 million at December 31, 2003. When over time we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

We raised capital during 2003 to strengthen our balance sheet. During 2004, we have managed our accounts receivable and generated additional cash inflows wherever possible from our existing customer base. However, challenges and risks remain:

•	We have derived a significant portion of our cash inflows from time-and-materials consulting services from a limited number of large customers. These large customers have reduced their purchases of our time-and-materials consulting services over time as they complete projects and become more self-sufficient. One customer completed its use of our time-and-material consulting services for its current application development project during the quarter ended September 30, 2004. Another customer time-and-materials consulting engagement is expected to be completed at the end of the first quarter of 2005. We do not currently have a new project in place to replace this project. These reductions have materially reduced our cash inflows during 2004 and our expected cash inflows in 2005.

•	We continue to invest in specific marketing initiatives intended to drive TenFold toward the ‘Tipping Point’ by creating awareness and generating leads, as well as the cost of new direct sales staff to convert those leads to sales.

•	We continue to face a challenging sales environment, and it is unclear when we can expect to achieve significant sales to new or existing customers, and achieve and sustain positive cash flow from operations.

•	We may need to seek additional capital to support our operations until our cash flow from sales to new or existing customers provides sufficient cash flow, and that capital may or may not be available on acceptable terms.

We are cognizant of these challenges and risks and appreciate that we must generate cash from operations, business transactions, or capital raising to ensure sufficient liquidity for the coming year and to support our growth. We are focusing on selling new, larger license deals with current customers who have experienced our value proposition, exploring distribution agreements, and continuing discussions with investment bankers about the possibility of raising capital. However, there can be no assurance that we will be successful, and these risks may have a materially adverse affect on our future cash flow and operations. At our present levels of revenue generation and cash consumption, we will not have sufficient resources to continue as a going concern through 2005, as we would exhaust our cash balances by mid 2005.

See “Factors that May Affect Future Results and Market Price of Stock” for more information about risks facing TenFold.

Disclosure about Contractual Obligations

The following table sets forth certain contractual obligations recorded in the audited consolidated financial statements as of December 31, 2004 and summary information is presented in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$—	—	—	—	—
Capital lease obligations	65	28	37	—	—
Operating lease obligations	1,384	660	724	—	—
Purchase obligations	211	211	—	—	—
Other long term liabilities reflected on the registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$1,660	$899	$761	—	—

The real estate operating leases above include $240,000 of restructured real estate lease obligations that have not been reduced by $128,000 of sublease income due from sublease tenants. In the Consolidated Balance Sheet at December 31, 2004, these obligations are included in accounts payable and accrued liabilities, net of the related sublease income. See Notes 7 and 18 of Notes to Consolidated Financial Statements for more information.

We previously had legacy fixed-price contracts containing guarantees. With the conclusion of the transaction with Cedars-Sinai Medical Center described above, we no longer have any contracts subject to a guarantee.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (“VIE”). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on our results of operations and financial position.

On December 18, 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 does not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS 153 will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the third quarter of 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS 123R and expect the adoption to have a material impact on our financial position and results of operations. See Stock-Based Compensation in Note 3 of our Notes to Consolidated Financial Statements for more information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Factors that May Affect Future Results and Market Price of Stock

We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

If we are unable to generate sufficient cash flow from operations, or secure additional sources of financing, we would be unable to continue operations as a going concern

While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent accounting firm’s report on our December 31, 2004 financial statements, prepared by Tanner+Co, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern. Our business model relies upon generating new sales to existing and new customers. We raised capital during 2003 to strengthen our balance sheet. During 2004, we have carefully managed our accounts receivable and generated additional cash inflows wherever possible from our existing customer base. However, for the year ended December 31, 2004 net cash used in operations was $7.3 million. If we do not generate significant new sales to existing and new customers, or raise additional capital, in the near term, we will be required to pursue one or a combination of the following remedies: significantly reduce operating expenses, sell part or all of our assets, or terminate operations. If we sell our assets in such circumstances, it is unlikely that the proceeds from such sale would be sufficient to fully satisfy our obligations to our creditors, and therefore it is unlikely that our existing stockholders would receive any value for their stock. There can be no assurance that we will be successful achieving sufficient cash flow.

We continue to experience difficulty in securing future customer revenue

Although in 2004 we have completed a small but growing number of new, small tactical sales transactions, these new sales are not material to our overall financial results, and we continue to face a challenging sales environment. As a result, there is no assurance that we will be able to convince future prospective customers to purchase products or services from us or that any customer revenue that is achieved can be sustained. If we are unable to obtain future customer revenue or outside financing, our operations, financial condition, liquidity, and prospects will be materially and adversely affected, and we will be required to pursue one or a combination of the following remedies: significantly reduce operating expenses, sell part or all of our assets, or terminate operations.

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

We are substantially dependent on a small number of large customers and the loss of one or more of these customers may cause revenues and cash flow to decline

We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of large customers. For example, three customers accounted for 50 percent, 22 percent and 15 percent of our total revenues for the year ended December 31, 2004. Significant reductions in the amount of business large customers conduct with us has previously and may in the future, materially and adversely affect our business, results of operations, financial position and liquidity. Replacing the loss of a large customer is unpredictable. Revenues and cash flows from a single customer or a few large customers may constitute a significant portion of our total revenues and cash inflows in a particular period, then decline as the volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not continue to purchase licenses or services from us in a subsequent period.

The revenue from the customer (Cedars) who accounted for 50 percent of our total revenues for the year ended December 31, 2004 was primarily from a non-recurring transaction during the second quarter of 2004. As a result, we do not expect Cedars to account for a significant percentage of our revenues after December 31, 2004. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenues for more information.

Our revenues from the two customers accounting for 22 percent and 15 percent of our total revenues for the year ended December 31, 2004, which is primarily time-and-materials consulting revenue, has decreased over time as these customers complete their current application development projects and become more self-sufficient. The customer accounting for 15 percent of our total revenues for the year ended December 31, 2004 completed its use of our time-and-material consulting services for its current application development project during the quarter ended September 30, 2004. We staffed this project with subcontractor staff that we released upon completion of these services. During Q3 and Q4, the end-user customer for this project engaged directly with us for some short-term time-and-materials consulting services. The other customer project, accounting for 22 percent of our total revenues for the year ended December 31, 2004, is staffed by our employees and is currently expected to be completed at the end of the first quarter of 2005. We do not currently have a new project in place to replace this project.

We have previously recognized significant deferred revenues which will not be available in future periods

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenues of $1.1 million at December 31, 2004 compared to $7.6 million at December 31, 2003. The decrease results primarily from the recognition of previously deferred revenues during the quarter ended June 30, 2004, upon our successful conclusion of an earlier fixed-price applications development project with Cedars described above. We had a deferred revenue balance of $1.1 million at December 31, 2004 that we expect to recognize as revenues in future periods, but the timing of recognition is uncertain. As a result, we do not expect to recognize revenues or profits from deferred revenues during 2005 at the same levels that we experienced during 2004, and will likely experience losses until this decrease is offset by revenue from other sources.

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

Our historical quarterly operating results have varied significantly and our future operating results could vary

Historically, our quarterly operating results have varied significantly. For example, during some years, including this year, we have had quarterly profits followed by losses in subsequent quarters. Our future operating results may continue to vary significantly. Until we achieve significant sales to new or existing customers, we expect to continue to experience losses.

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

Because our customers may use our products for mission-critical applications, errors, defects, or other performance problems could result in financial or other damages to customers. Our customers could seek damages for these losses. Any successful claims for these losses, to the extent not covered by insurance, could result in our being obligated to pay substantial damages, which would cause operating results to suffer. Although our license agreements typically contain provisions designed to limit our liability, existing or future laws or unfavorable judicial decisions could negate these limitations of liability provisions. A product liability claim brought against us, even if not successful, would likely be time consuming and costly.

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

Our errors and omissions insurance policy is in the form of an industry standard software errors and omissions policy. As such, it only covers software errors and omissions that occur after the delivery of software and excludes contractual disputes such as cost and time related guarantees. We have previously had contractual disputes related to our guarantees. While we have substantially changed our business model and no longer offer a money-back guarantee, no assurance can be given that we will not be subject to these types of claims in the future. In the event that liabilities from claims are not covered by or exceed our errors and omissions coverage, our business, results of operations, financial position, or liquidity could be materially and adversely affected.

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

Our settlements with Perot Systems and Cedars-Sinai require that if we do not meet certain obligations their claims may be re-instated or re-asserted, and if this were to happen and we suffer adverse judgments, our operating results could suffer

Although we have settled our disputes with Perot Systems and Cedars-Sinai, and during 2004 entered into revised agreements with Cedars-Sinai that confirm our completion of the earlier project and provide for mutual releases from prior related claims, our agreements still require that we perform and meet certain obligations. If we are unable to or do not perform or meet these obligations, Perot Systems and Cedars-Sinai may re-instate or re-assert their respective prior claims against us. If either Perot Systems or Cedars-Sinai were to re-instate or re-assert their respective claims, an unfavorable outcome of the matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

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

Our failure to attract and retain highly skilled employees, particularly project managers and other senior technical personnel, could impair our ability to complete projects and expand our business

Our services business is labor intensive. Our success will depend in large part upon our ability to attract, retain, train, and motivate highly skilled employees, particularly project managers and other senior technical personnel. Any failure on our part to do so would impair our ability to adequately manage and complete existing projects, bid for and obtain new projects, and expand business. There exists significant competition for employees with the skills required to perform the services we offer. Qualified project managers and senior technical staff are in great demand and are likely to remain a limited resource for the foreseeable future. Our prior restructurings and related headcount reductions, may make it more difficult for us to retain and compete for such employees. There can be no assurance that we will be successful in retaining, training, and motivating our employees or in attracting new, highly skilled employees. If we are unsuccessful in this effort or if our employees are unable to achieve expected performance levels, our business will be harmed.

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

International political and economic uncertainty could have an adverse impact on our business and on our operating results

Revenues from customers outside of North America were approximately 20 percent of total revenues for 2004. The international political and economic uncertainty caused by the ongoing war on terrorism may adversely impact our ability to continue existing relationships with our foreign customers and to develop new business abroad.

Our stock price may continue to be volatile

Our stock price has fluctuated widely in the past and could continue to do so in the future. Your investment in our stock could lose value. Some of the factors that could significantly affect the market price of our stock are discussed in these Risk Factors and elsewhere in this 10-K, and also include: variations in our quarterly financial results; changes in our revenue; changes in our customer base including the loss of a major customer; changes in management; reports or earnings estimates published by financial analysts; changes in political, economic and market conditions either generally or specifically to particular industries; and fluctuations in stock prices generally, particularly with respect to the stock prices for other technology companies. A significant drop in our stock price could expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. An unfavorable outcome of such a matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

No corporate actions requiring stockholder approval can take place without the approval of our controlling stockholders

The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 57 percent of our outstanding common stock. Jeffrey L. Walker, Chairman, Executive Vice President and Chief Technology Officer, and the Walker Children’s Trust, in the aggregate, currently beneficially own approximately 39 percent of our outstanding common stock. Mr. Walker, acting with others, would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2004, we had cash and cash equivalents of $5.2 million, and restricted cash of $74,000. Substantially all of the cash equivalents consist of highly liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the December 31, 2004 rates would cause the fair value of these cash investments to change by an insignificant amount. We do not invest in any financial derivatives or any other complex financial instruments. TenFold does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

Currency Risk

Our operations include some transactions with customers and partners in the United Kingdom. Some of these transactions are denominated in British pounds. For example, we have had projects in the United Kingdom for which we received payment from our customer in British pounds, and paid a contractor we used in British pounds. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of receivables or payables denominated in British pounds decreases. When the U.S. dollar weakens against the British pound, the value of receivables or payables denominated in British pounds increases. The monetary activities which are impacted by foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the December 31, 2004 rate would cause the fair value of such monetary assets and liabilities denominated in British pounds to change by $11,000. We are not currently engaged in any foreign currency hedging activities.

Item 8. Financial Statements and Supplementary Data

The responses to this item are submitted in other sections of this Form 10-K. See Item 6 for Supplementary Data. See Item 15 for Financial Statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On February 10, 2003, we dismissed our independent accountant, KPMG LLP (“KPMG”), and engaged the services of Tanner + Co. (“Tanner”) as our new independent accountant for our fiscal year ending December 31, 2002 and our current fiscal year ending December 31, 2004. The Audit Committee of our Board of Directors approved the dismissal of KPMG and the appointment of Tanner as of February 10, 2003. For more information, see our Current Report on Form 8-K, filed February 18, 2003.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Nancy Harvey (Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, Dr. Harvey concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended December 31, 2004.

Item 9B. Other Information

None.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

1. Financial Statements and Notes to Consolidated Financial Statements

The following financial statements are filed as part of this report:

TENFOLD CORPORATION

2. Financial Statement Schedule

The following financial statement schedule is filed as a part of this report:

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2004, 2003, and 2002

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

Number	Description
3.2**	Fourth Amended and Restated Certificate of Incorporation of TenFold. (1)

3.3**	Bylaws of TenFold. (1)

3.4**	Amendment to Bylaws dated March 2, 1999. (3)

4.1**	Reference is made to Exhibits 3.2, 3.3, and 3.4. (1) and (3)

4.2**	Specimen Stock Certificate. (1)

4.3**	Amended and Restated Investors’ Rights Agreement dated November 24, 1997, as Amended, by and among TenFold, Gary D. Kennedy, Jeffrey L. Walker, the Walker Children’s Trust and the Investors (as defined therein). (1)

4.4**	Form of Securities Purchase Agreement dated December 22, 2003, between Registrant and purchasers of stock (12)

4.5**	Form of Amendment No. 1 to Securities Purchase Agreement dated December 22, 2003, between Registrant and purchasers of stock (13)

10.1**	Form of Indemnification Agreement between TenFold and an executive officer and its directors. (1)

10.2**#	1993 Flexible Stock Incentive Plan, as amended. (2)

10.3**#	1999 Stock Plan, as amended. (8)

10.4**#	1999 Employee Stock Purchase Plan, as amended. (8)

10.5**#	2000 Employee Stock Option Plan. (5)

10.6**	Restructuring Agreement effective December 8, 2000 between Perot Systems Corporation and TenFold. (5)

10.7**	Lease Agreement effective April 28, 2000 between Boyer Jordan Valley 1, L.C. and TenFold. (4)

10.8**	First Amendment to Lease Agreement effective November 30, 2000 between Boyer Jordan Valley 1, L.C. and TenFold. (5)

10.9**	Second Amendment to Lease Agreement between Boyer Jordan Valley 1, L.C. and TenFold. (9)

10.10**	Third Amendment to Lease Agreement Between Boyer Jordan Valley 1, L.C. and Tenfold. (10)

10.11**#	Employment Agreement between TenFold and Nancy M. Harvey. (6)

10.12**#	Amendment to Employment Agreement TenFold Corporation and Nancy M. Harvey. (8)

10.13**#	Amendment No. 2 to Employment Agreement between TenFold and Nancy M. Harvey. (9)

10.14**#	Amendment No. 3 to Employment Agreement between TenFold and Nancy M. Harvey. (12)

10.15**#	Amendment No. 4 to Employment Agreement between TenFold and Nancy M. Harvey. (14)

10.16**#	Restricted Stock Bonus Agreement Between TenFold and Nancy M. Harvey. (7)

10.17**	Master Software License and Services Agreement, dated September 27, 1999, as amended, between TenFold and Allstate Insurance Company. (9)

10.18**	Stock Issuance Agreement and Release, dated as of February 5, 2003, between TenFold and the Robert W. Felton Trust. (11)

10.19**	Placement Agent Agreement dated December 12, 2003 between Registrant and Brean Murray & Co., Inc. (13)

11*	Computation of Shares used in Computing Basic and Diluted Net Income (Loss) Per Share.

23.1	Consent of Tanner + Co.

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to “Notes to Consolidated Financial Statements” herein

**	Previously filed

#	Indicates management contract or compensatory plan or arrangement

1)	Filed on March 8, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated by reference.

2)	Filed on April 20, 1999 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 and incorporated by reference.

3)	Filed on May 18, 1999 as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference.

4)	Filed on May 5, 2000 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

5)	Filed on April 12, 2001 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

6)	Filed on May 21, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

7)	Filed on July 27, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

8)	Filed on April 15, 2002 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

9)	Filed on August 14, 2002 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

10)	Filed on November 19, 2002 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

11)	Filed on March 31, 2003 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

12)	Filed on May 13, 2003 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

13)	Filed on December 23, 2003 as an exhibit to the Company’s Report on Form 8-K and incorporated by reference.

14)	Filed on March 22, 2004 as an exhibit to the Company’s Report on Form 10-K and incorporated by reference.

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TenFold Corporation:

We have audited the consolidated balance sheets of TenFold Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders equity and cash flows for each of the three years in the period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of December 31, 2004 and 2003 and for the three years then ended as listed in Item 15.1 of the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TenFold Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the three years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule as of and for the three years ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and schedule referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has used significant balances of its cash in operating activities and at present levels of cash consumption will not have sufficient resources to meet operating needs. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner+Co.

Salt Lake City, Utah

February 28, 2005

TENFOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003
Assets

Current assets:
Cash and cash equivalents	$5,225	$12,236
Accounts receivable, (net of allowances for doubtful accounts of $29 and $0, respectively)	240	942
Unbilled accounts receivable, (net of allowances for doubtful accounts of $3 and $0, respectively)	74	58
Prepaid expenses and other assets	162	243
Other assets	14	10

Total current assets	5,715	13,489

Restricted cash	74	73
Property and equipment, net	626	855

Total assets	$6,415	$14,417

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$265	$1,127
Income taxes payable	1,340	1,728
Accrued liabilities	1,406	5,416
Deferred revenue	1,062	7,586
Current installments of obligations under capital leases	25	—

Total current liabilities	4,098	15,857

Long-term liabilities:
Obligations under capital leases, excluding current installments	36	—

Total long-term liabilities	36	—

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 120,000,000 shares Issued and outstanding shares: 46,377,219 shares at December 31, 2004 and 45,969,524 shares at December 31, 2003	46	46
Additional paid-in capital	76,218	75,936
Deferred compensation	(20)	(43)
Accumulated deficit	(73,963)	(77,379)

Total stockholders’ equity (deficit)	2,281	(1,440)

Total liabilities and stockholders’ equity	$6,415	$14,417

The accompanying notes to consolidated financial statements are an integral part of these financial statements

TENFOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
License	$359	$248	$207
Subscription	—	10,431	15,548
Services and other	17,234	17,030	12,475

Total revenues	17,593	27,709	28,230

Operating expenses:
Cost of revenues	5,883	9,454	12,998
Sales and marketing	2,861	1,088	1,985
Research and development	3,734	3,471	6,229
General and administrative	2,315	3,046	7,803
Special charges	—	(673)	2,838

Total operating expenses	14,793	16,386	31,853

Income (loss) from operations	2,800	11,323	(3,623)

Other income (expense):
Interest income	92	50	215
Interest expense	(10)	(173)	(638)
Other income	158	373	367
Gain on retirement of debt	—	2,206	2,393
Gain (loss) on sale of subsidiaries	—	—	(399)

Total other income, net	240	2,456	1,938

Income (loss) before income taxes	3,040	13,779	(1,685)
Provision (benefit) for income taxes	(376)	32	(497)

Net income (loss)	$3,416	$13,747	$(1,188)

Basic earnings (loss) per common share	$0.07	$0.34	$(0.03)

Diluted earnings (loss) per common share	$0.06	$0.29	$(0.03)

Weighted average common and common equivalent shares used to calculate earnings (loss) per share:

Basic	46,204	40,634	37,249

Diluted	54,924	47,623	37,249

The accompanying notes to consolidated financial statements are an integral part of these financial statements

TENFOLD CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

			Additional Paid-in Capital	Notes Receivable From Stockholders	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balance at December 31, 2001	36,812,462	$37	$66,112	$(377)	$(579)	$(89,938)	$(599)	$(25,344)

Common stock issued upon exercise of options	74,315	—	23	—	—	—	—	23
Common stock issued for ESPP	39,817	—	14	—	—	—	—	14
Restricted common stock issued	672,911	—	249	—	—	—	—	249
Restricted stock repurchase	(217,425)	—	(119)	—	—	—	—	(119)
Amortization of deferred compensation	—	—	—	—	164	—	—	164
Cancellation of stock options	—	—	(326)	—	326	—	—	—
Changes in and payments of notes receivable, net	—	—	—	233	—	—	—	233
Allowance for notes receivable from stockholders	—	—	—	144	—	—	—	144
Net loss	—	—	—	—	—	(1,188)	—	(1,188)
Currency translation loss recognized	—	—	—	—	—	—	599	599

Balance at December 31, 2002	37,382,080	$37	$65,953	$—	$(89)	$(91,126)	$—	$(25,225)

Common stock issued upon exercise of options	283,988	—	173	—	—	—	—	173
Common stock issued for ESPP	47,478	—	6	—	—	—	—	6
Restricted common stock issued	8,888,889	9	9,741	—	—	—	—	9,750
Restricted stock cancelled	(632,911)	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	109	—	—	109
Cancellation of stock options	—	—	(9)	—	9	—	—	—
Deferred compensation related to grants of stock options	—	—	72	—	(72)	—	—	—
Net income	—	—	—	—	—	13,747	—	13,747

Balance at December 31, 2003	45,969,524	$46	$75,936	$—	$(43)	$(77,379)	$—	$(1,440)

Common stock issued upon exercise of options	297,639	—	146	—	—	—	—	146
Common stock issued for ESPP and other	110,056	—	142	—	—	—	—	142
Amortization of deferred compensation	—	—	—	—	17	—	—	17
Cancellation of stock options	—	—	(6)	—	6	—	—	—
Net income	—	—	—	—	—	3,416	—	3,416

Balance at December 31, 2004	46,377,219	$46	$76,218	$—	$(20)	$(73,963)	$—	$2,281

The accompanying notes to consolidated financial statements are an integral part of these financial statements

TENFOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$3,416	$13,747	$(1,188)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	356	766	2,621
Provision (reversal) to bad debt reserve	33	6	(70)
Amortization of deferred compensation	17	109	164
Impaired assets charge	—	—	851
Provision for stockholder notes receivable	—	—	146
Gain on retirement of debt	—	(2,206)	(2,393)
Gain on sale of property and equipment	(62)	(113)	(21)
Loss on sale of subsidiaries	—	—	399
Changes in operating assets and liabilities:
Accounts receivable	672	422	594
Unbilled accounts receivable	(19)	(27)	(23)
Prepaid expenses and other assets	77	2,051	(540)
Accounts payable	(862)	190	102
Income taxes payable, net	(388)	2	(533)
Accrued liabilities	(4,010)	(1,020)	(7,242)
Deferred revenue	(6,524)	(12,742)	(2,892)
Other current and long-term liabilities	—	(2,053)	415

Net cash used in operating activities	(7,294)	(868)	(9,610)

Cash flows from investing activities:
Additions to property and equipment	(52)	(178)	(846)
(Additions) decreases to restricted cash	(1)	65	5,944
Proceeds from sale of property and equipment	63	137	2,212

Net cash provided by investing activities	10	24	7,310

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	142	6	14
Exercise of common stock options	146	173	23
Principal payments on obligations under capital lease	(15)	(687)	(1,567)
Principal payments on notes payable	—	—	(3,761)
Proceeds from issuance of restricted stock	—	9,750	249
Repurchase of restricted stock	—	—	(119)
Receipt of amounts due from stockholders	—	—	334
Notes receivable from stockholders	—	—	41

Net cash provided by (used in) financing activities	273	9,242	(4,786)

Effect of exchange rate changes	—	—	(45)

Net increase (decrease) in cash and cash equivalents	(7,011)	8,398	(7,131)
Cash and cash equivalents at beginning of year	12,236	3,838	10,969

Cash and cash equivalents at end of year	$5,225	$12,236	$3,838

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$24	$32	$65
Cash paid for interest	3	8	489

Non cash investing and financing activities:
Deferred compensation related to grants of stock or stock options	$—	$72	$—
Equipment purchased under capital leases	76	—	—

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

2. Going Concern and Liquidity

Our financial statements have been prepared under the assumption that TenFold will continue as a going concern. The independent auditors’ opinion on our December 31, 2004 financial statements includes an explanatory paragraph relating to our ability to continue as a going concern.

As of December 31, 2004, our principal source of liquidity was our cash and cash equivalents of $5.2 million. Our net cash used in operating activities was $7.3 million for the year ended December 31, 2004 as compared to $868,000 for 2003. The increase in cash flow used in operating activities during 2004 results primarily from decreases in cash inflows from time-and-material consulting projects as these customers complete their current application development projects and become more self-sufficient, increased investments we have made in sales and marketing related activities, and payments we made to reduce some older accounts payable and accrued liability items accrued in earlier quarters, including amounts due to our United Kingdom subcontractor for its work on a large project.

We raised capital during 2003 to strengthen our balance sheet. During 2004, we have carefully managed our accounts receivable and generated additional cash inflows wherever possible from our existing customer base. However, challenges and risks remain:

•	We have derived a significant portion of our cash inflows from time-and-materials consulting services from a limited number of large customers. These large customers have reduced their purchases of our time-and-materials consulting services over time as they complete projects and become more self-sufficient. One customer completed its use of our time-and-material consulting services for its current application development project during the quarter ended September 30, 2004. Another customer time-and-materials consulting engagement is expected to be completed at the end of the first quarter of 2005. We do not currently have a new project in place to replace this project. These reductions have materially reduced our cash inflows during 2004 and our expected cash inflows in 2005.

•	We continue to invest in specific marketing initiatives intended to drive TenFold toward the ‘Tipping Point’ by creating awareness and generating leads, as well as the cost of new direct sales staff to convert those leads to sales.

•	We continue to face a challenging sales environment, and it is unclear when we can expect to achieve significant sales to new or existing customers, and achieve and sustain positive cash flow from operations.

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	We may need to seek additional capital to support our operations until our cash flow from sales to new or existing customers provides sufficient cash flow, and that capital may or may not be available on acceptable terms.

We are cognizant of these challenges and risks and appreciate that we must generate cash from operations, business transactions, or capital raising to ensure sufficient liquidity for the coming year and to support our growth. We are focusing on selling new, larger license deals with current customers who have experienced our value proposition, exploring distribution agreements, and continuing discussions with investment bankers about the possibility of raising capital. However, there can be no assurance that we will be successful, and these risks may have a materially adverse affect on our future cash flow and operations. At our present levels of revenue generation and cash consumption, we will not have sufficient resources to continue as a going concern through 2005, as we would exhaust our cash balances by mid 2005.

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

Previously, risks relating to revenue recognition also included the judgment and estimation required to determine fixed-price project completion percentages, fixed-price project profit or loss projections, and forecasting of fixed-price project end-dates. However, during the year ended December 31, 2002 TenFold converted its remaining on-going legacy fixed-price contracts to time-and-materials arrangements. As a result, TenFold had no significant on-going fixed-price contracts at December 31, 2004 and December 31, 2003.

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

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For time-and-materials contracts, we generally estimate a profit range and recognize the related revenue using the lowest probable level of profit estimated in the range. Billings in excess of revenue recognized under time-and-material contracts are deferred and recognized upon completion of the time-and-materials contract or when the results can be estimated more precisely.

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize support revenue from contracts for ongoing technical support and product updates ratably over the support period. We recognize training revenue as we perform the services.

We recognize license revenues from EnterpriseTenFold development and deployment licenses and applications product sales that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: we have signed a noncancellable license agreement with nonrefundable fees; we have shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the licenses are sold separately or when an EnterpriseTenFold license is sold with an applications development project. Services relating to the licenses typically only include post contract customer support services, or do not add significant functionality, features, or significantly alter the software. In addition, similar services are available from other vendors; there are no milestones or customer specific acceptance criteria which affect the realizability of the software license fee; and the software license fee is non-cancelable and non-refundable.

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

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth, for the periods indicated, the revenue recognized by type (in thousands):

	Year ended December 31,
	2004	2003	2002
EnterpriseTenFold license revenue	$209	$198	$81
Other license revenue	150	50	126

Total license revenues	$359	$248	$207
Subscription revenue	$—	$10,431	$15,548

Percentage-of-completion and completed-contract service revenue	$8,426	$254	$1,056
Time-and-materials service revenue	6,478	10,145	4,224
Maintenance revenue	1,638	3,183	5,481
Training revenue	234	822	482
Reimbursed expenses and other revenues	458	2,626	1,232

Total services and other revenues	$17,234	$17,030	$12,475

Total revenues	$17,593	$27,709	$28,230

Cash Equivalents

Cash equivalents include all highly liquid investments purchased with remaining maturities of three or fewer months. Cash equivalents are recorded at cost, which approximates fair value, and consist primarily of investments in money market mutual funds, which at times, exceed federally insured limits. We have not experienced any losses in such accounts. We believe that we are not exposed to any significant credit risk on cash equivalents.

Accounts Receivable (Billed and Unbilled)

Our billed accounts receivable are recorded when invoiced and represent claims against third parties that will be settled in cash. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed. The carrying value of our receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate our allowances for doubtful accounts based on historical collection trends, the age of outstanding receivables, customers’ financial condition and creditworthiness, and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. We charge off accounts receivable against the allowance for doubtful accounts when an account is deemed to be uncollectible.

Financial Instruments

The carrying values of accounts receivable, unbilled accounts receivable, accounts payable, accrued liabilities, and income taxes payable, approximate their estimated fair values due to the relative short maturity of these instruments.

Restricted Cash

Restricted cash of $74,000 at December 31, 2004 and $73,000 at December 31, 2003 is maintained to support various accounts payable activities.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost, as adjusted for impairment charges. See Notes 6 and 18 for more information. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years, or the life of the lease, whichever is shorter.

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting for Impairment of Long-Lived Assets

We review our long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future un-discounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Fair value is determined utilizing cash flow analyses, and other market valuations.

Cost of Revenues

Cost of revenues consists primarily of compensation and other related costs of services personnel, and contractor and distributor costs related to customer projects. Costs of license revenues, including product packaging, documentation, and reproduction have not been significant.

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $112,000 in 2004, $1,000 in 2003, and $33,000 in 2002.

Research and Development Costs

Research and development expenses consist primarily of costs for development and enhancement of the EnterpriseTenFold, and TenFold ComponentWare. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”), development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established. We achieve technological feasibility through a working model. We have charged our software development costs to research and development expense in the accompanying Consolidated Statements of Operations.

Warranty

We provide reserves for warranty costs expected to be incurred. To date, we have not incurred significant warranty costs.

Income Taxes

We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement basis amounts of existing assets and liabilities and their respective income tax bases. Future tax benefits, such as net operating loss carryforwards and tax credits, are recognized to the extent that realization of such benefits is more likely than not.

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Currency Translation

The functional currency of our prior foreign subsidiary’s operations was the applicable local foreign currency. As such, we did not recognize any transaction gains or losses for this subsidiary’s operations during the years ended December 31, 2004, 2003 and 2002. The translation of the functional currencies into U.S. dollars was performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the reporting period. Adjustments resulting from the translation of our foreign operations was included in accumulated other comprehensive income as a component of stockholders’ equity. During October 2002, we sold the entire equity interest in our wholly owned subsidiary, TenFold Systems UK Limited, to the management of that subsidiary. See Note 5 for more information. Transaction gains and losses subsequent to the sale of TenFold Systems UK Limited were insignificant.

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

Had compensation expense for our stock option plan and the employee stock purchase plan been determined based on the fair value at the grant date for awards or purchase rights under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock Based Compensation, our net income (loss) for the years ended December 31, 2004, 2003, and 2002 would have been as follows (in thousands except per share information):

	2004	2003	2002
Net income (loss) applicable to common stock – as reported	$3,416	$13,747	$(1,188)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	17	109	164
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,658)	(5,348)	(7,779)

Net income (loss) applicable to common stock – pro forma	$(8,225)	$8,508	$(8,803)

Earnings (loss) per common share - as reported:

Basic	$0.07	$0.34	$(0.03)
Diluted	0.06	0.29	(0.03)

Earnings (loss) per common share – pro forma:

Basic	$(0.18)	$0.21	$(0.24)
Diluted	(0.15)	0.18	(0.24)

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of SFAS 123 on pro forma net income (loss) and net income (loss) per share disclosed for 2004, 2003, and 2002 may not be representative of the effects on pro forma results in future years.

See Note 13 for more information.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (“VIE”). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on our results of operations and financial position.

On December 18, 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 does not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS 153 will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the third quarter of 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS 123R and expect the adoption to have a material impact on our financial position and results of operations. See Stock-Based Compensation in Note 3 of our Notes to Consolidated Financial Statements for more information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

	Year ended December 31,
	2004	2003	2002
Numerator:
Net income (loss)	$3,416	$13,747	$(1,188)

Numerator for diluted earnings (loss) per share	$3,416	$13,747	$(1,188)

Denominator:
Denominator for basic earnings (loss) per share – weighted-average shares	46,204	40,634	37,249

Employee stock options	8,720	6,989	—

Denominator for diluted earnings (loss) per share	54,924	47,623	37,249

Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.07	$0.34	$(0.03)

Diluted earnings (loss) per common share	$0.06	$0.29	$(0.03)

Employee stock options that could potentially dilute basic earnings (loss) per share in the future, of which there were 4,962,685 outstanding during the year ended December 31, 2004, that have a weighted average exercise price of $6.21 per share, were not included in the computation of diluted earnings (loss) per share for the year ended December 31, 2004, because to do so would have been anti-dilutive for the period.

Employee stock options of 3,792,372 outstanding during the year ended December 31, 2003, that have a weighted average exercise price of $5.99 per share, and that could potentially dilute basic earnings (loss) per share in the future, were not included in the computation of diluted earnings (loss) per share for the year ended December 31, 2003, because to do so would have been anti-dilutive for the period.

Employee stock options of 10,050,679 outstanding during the year ended December 31, 2002, that have a weighted average exercise price of $2.75 per share, and that could potentially dilute basic loss per share in the future, were not included in the computation of diluted loss per share for the year ended December 31, 2002, because to do so would have been anti-dilutive for the period.

5. Disposition of Subsidiary

On October 19, 2002, we sold the entire equity interest in our wholly owned subsidiary, TenFold Systems UK Limited, to the management of that subsidiary. Accordingly, the operations of TenFold Systems UK Limited have been included in the accompanying consolidated statements of operations for TenFold for all periods presented through October 19, 2002. We previously distributed and supported our products in the United Kingdom through TenFold Systems UK Limited. Under the terms of this transaction, youDevise Limited (formerly TenFold Systems UK Limited) had rights to continue to distribute TenFold products in the United Kingdom and provide local support to our customers. We have provided support for EnterpriseTenFold to youDevise Limited (“youDevise”) and have shared with youDevise revenues from youDevise customers. On December 30, 2004, youDevise notified us that effective January 29, 2005, they were terminating their agreement with us to act as our exclusive distributor for the United Kingdom. We are in discussions with youDevise on the terms for a non-exclusive distribution arrangement with them.

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The loss on sale of subsidiaries of $399,000 for the year ended December 31, 2002 is comprised of $279,000 for the loss on the sale of TenFold Systems UK Limited, and a $120,000 reimbursement of an office lease deposit related to our earlier sale of our prior subsidiary, LongView.

6. Property Plant & Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003
Computer equipment	$6,801	$6,860
Leasehold improvements	2,237	2,274
Software	1,675	1,672
Office equipment	1,394	1,492
Furniture and fixtures	738	927
Computer equipment under capital lease	76	—

Total cost	12,921	13,225
Less accumulated depreciation and amortization	(12,295)	(12,370)

	$626	$855

Accumulated amortization under capital leases amounted to $15,000, $0, and $5.4 million at December 31, 2004, 2003, and 2002, respectively.

During the year ended December 31, 2003, we executed agreements with our two major prior equipment leasing vendors to buy out and retire their equipment lease debt at a substantial discount, and return substantially all the equipment. Net total other income for the year ended December 31, 2003 includes a gain of $2.2 million that we recognized on the retirement of these capital lease obligations.

During the year ended December 31, 2002, we recognized impairment charges on our fixed assets. The accumulated depreciation and amortization in the table above has been adjusted for the impairment charge. See Note 18 for more information.

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	December 31,
	2004	2003
Accrued vacation	$463	$488
Sales & other business taxes	245	619
Accrued medical insurance	141	215
Accrued restructuring costs	132	512
Accrued compensation	107	346
Legal and accounting fees	8	277
Due to Perot Systems	—	2,673
Other accrued expenses	310	286

Total accrued liabilities	$1,406	$5,416

8. Notes Payable

We previously had notes payable consisting of three-year notes collateralized by fixed assets with monthly payment terms, and a five-year term loan collateralized by real property with monthly payments. In January 2002, we sold the real property in San Rafael, California, and applied the proceeds from this sale to reduce the amount we owed under the loan agreements. In March 2002, we also sold certain equipment and applied the proceeds from this sale to reduce the amount we owed under the loan agreements.

In October 2002, we executed an agreement with this lender under which we paid a reduced amount to fully retire our remaining notes payable to this lender. We recognized the difference between the amount paid to retire this debt and the carrying amount of the debt as a gain on retirement of debt of $2.4 million in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002.

9. Commitments

We lease office space and equipment under non-cancelable lease agreements, which expire at various dates through 2007. Future minimum lease payments under non-cancelable lease obligations, in excess of one year and excluding obligations accrued as part of restructurings, as of December 31, 2004 are as follows (in thousands):

	Total	Operating	Capital
2005	$451	$420	$28
2006	460	431	28
2007	302	293	9
Thereafter	—	—	—

Total minimum lease payments	$1,213	$1,144	65

Less: Amount representing interest			(4)

Present value of net minimum capital lease payments			61
Less: Current installments of obligations under capital leases			(25)

Obligations under capital leases, excluding current installments			$36

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total rental expense under operating leases, was $492,000, and $431,000, and $2.5 million for the years ended December 31, 2004, 2003, and 2002, respectively.

The table above of future minimum lease payments has not been reduced by future minimum rentals due under subleases of $128,000 in 2005. These future minimum rentals are offset against related lease obligations accrued as part of restructurings.

Operating lease commitments for properties that have been restructured are included in accounts payable and accrued liabilities in the Consolidated Balance Sheet at December 31, 2004. See Notes 7 and 18 for more information.

We previously had significant capital lease obligations from equipment leases we had entered into in prior years. During the year ended December 31, 2003, we executed agreements with our two major prior equipment lessors to buy out and fully retire their equipment lease debt at a substantial discount, and return substantially all the related equipment. We recognized the difference between the amount paid to retire these lease obligations and the carrying amount of the lease obligations as a gain on retirement of debt of $2.2 million.

10. Legal Proceedings and Contingencies

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

On October 18, 2004, we received notice from a different court, the United States Bankruptcy Court for the Southern District of New York, that in connection with resolving numerous claims in the bankruptcy proceedings of WorldCom and its subsidiary, SkyTel, SkyTel has commenced a Claim Objection and Adversary Proceeding against TenFold seeking to deny TenFold’s claim against SkyTel of at least $7 million and punitive damages of at least $10 million (our earlier counterclaim described above that became a claim against SkyTel in its bankruptcy), and to recover at least $17.5 million, plus other damages to be proved at trial, together with pre- and post-judgment interest, attorneys’ fees and expenses and costs (SkyTel’s earlier claim described above). On February 8, 2005, the Court entered a scheduling order which calls for discovery to be completed by August 1, 2006.

We believe that our insurance will cover the expenses and damages that we may require to resolve this dispute. At this point, we do not believe that this dispute will have a material adverse impact on our business, results of operations, financial position, or liquidity. Accordingly, no related losses have been provided for in our accompanying financial statements.

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Coufal Lawsuit

On December 1, 2003, we were served with a complaint in the matter of Coufal v. Cedars Sinai Medical Center, et. al. The compliant was filed in the Superior Court of the State of California, County of Los Angeles by the parents of a deceased individual who died on December 15, 2002 while in the care of Cedars Sinai Medical Center. The complaint lists a number of defendants including, Cedars Sinai Medical Center, Perot Systems Healthcare Services Group, Perot Systems Corporation, PCX Systems, LLC, TenFold Corporation, Steve Chen M.D., Charles Louy M.D., Steven Fowler M.D., Sunshine Aviva Weiss M.D., and Does 1-100, inclusive. The complaint generally alleges that plaintiff’s daughter died following surgery as the result of an overdose of prescription medications. The complaint alleges that the medications were prescribed, ordered and/or administered in excess of the levels acceptable to physicians acting within the standard of care of physicians in the community, and that the computerized physician order entry system, initially developed by us, failed to detect the overdose. The complaint acknowledges that in April 2002, and pursuant to separate agreements, which are described in reports that we have filed with the SEC, responsibility for and ownership of PCX was assumed by PCX Systems, LLC (a wholly owned subsidiary of Cedars Sinai Medical Center), and that in October 2002, Cedars Sinai Medical Center installed PCX for hospital use. Discovery in this case has commenced. All named defendants in this matter (including TenFold) have filed respective Motions for Summary Judgments on various causes of action. The basis for our motion is that a theory of products liability should not apply in this matter. The Court has not yet ruled on the motions. The case is currently scheduled to go to trial on March 7, 2005. We believe that our insurance will cover the expenses and damages that we may require to resolve this lawsuit. At this point, we do not believe that this lawsuit will have a material adverse impact on our business, results of operations, financial position, or liquidity. Accordingly, no related losses have been provided for in our accompanying financial statements.

Stockholder Matters

On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of our officers and directors, and certain underwriters of our initial public offering. An amended complaint was filed on April 24, 2002. TenFold and certain of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including TenFold. On June 27, 2003, our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of TenFold and of the individual defendants for the alleged wrongful conduct in the Amended Complaint. We agreed to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. In June 2004, a motion for preliminary approval of the settlement was filed with the Court. The underwriters filed a memorandum with the Court opposing preliminary approval of the settlement. The court has not yet ruled on the preliminary approval motion. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. If the court grants the motion for preliminary approval, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved. At this point, we do not believe that this lawsuit will have a material adverse impact on our business, results of operations, financial position, or liquidity. Accordingly, no related losses have been provided for in our accompanying financial statements.

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including a right to replace an infringing product or cancel the software license and return the fees paid by the customer. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements, and no such claims were outstanding at December 31, 2004. As a result, we have not recorded a liability for infringement costs as of December 31, 2004.

Our agreements with customers also generally provide a warranty that for so long as the customer is paying for support services, our software will materially conform to the related documentation, and that our software has been developed in a workmanlike manner. To date, we have not incurred significant warranty costs. As a result, we have not recorded a liability for warranty costs as of December 31, 2004.

We have an industry-standard, errors and omissions insurance policy. This policy excludes contractual related disputes such as cost and time guarantees, and only covers software errors or omissions that occur after the delivery of software. We believe this policy provides adequate coverage for potential damages related to errors and omissions in our delivered software.

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes

The components of the provision (benefit) for income taxes are presented below (in thousands):

	Year ended December 31,
	2004	2003	2002
Provision (benefit) for income taxes:
Current:
Federal	$—	$—	$(536)
State	(52)	4	4
Foreign.	(324)	28	35

Total current	(376)	32	(497)

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total provision (benefit) for income taxes	$(376)	$32	$(497)

The table below reconciles the expected U.S. federal statutory income tax rate to the recorded income tax provision (benefit) (in thousands):
	Year ended December 31,
	2004	2003	2002
Tax expense (benefit) at U.S. statutory rates	$1,034	$4,685	$(573)
State tax (benefit), net of federal tax impact	5	4	4
Meals & entertainment	14	11	13
Foreign taxes	19	28	35
Change in tax contingencies and other estimates	(398)	25	(742)
Change in valuation allowance attributable to operations	(1,050)	(4,721)	766

Provision (benefit) for income taxes	$(376)	$32	$(497)

Our deferred tax assets are comprised of the following (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Reserves and accruals	$456	$1,484
Stock option compensation	8	17
Credits for research activities and foreign taxes	7,161	7,142
Differences in timing of revenue recognition	—	2,921
Loss carryovers	28,603	25,141
Depreciation for book in excess of tax	701	1,274

Total deferred tax assets	36,929	37,979
Valuation allowance	(36,929)	(37,979)

Deferred tax assets after valuation allowance	$—	$—

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Domestic and foreign components of income (loss) before taxes are as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Domestic	$3,040	$13,779	$(1,755)
Foreign	—	—	70

Income (loss) before taxes	$3,040	$13,779	$(1,685)

On March 9, 2002, President Bush signed into law the Jobs Creation and Worker Assistance Act of 2002. Among other provisions, the Act provides for a temporary suspension of the alternative minimum tax net operating loss limitation for 2001 and 2002. SFAS No. 109, Accounting for Income Taxes, requires that the effect of changes in tax law be charged or credited to income in the period in which the law is enacted. Therefore, we reversed in the 2002 tax provision $536,000 of federal alternative minimum taxes that were accrued in the 2001 tax provision.

The benefit for income taxes for the year ended December 31, 2004 relates primarily to reversing accruals for foreign and state taxes that were no longer deemed necessary. As of December 31, 2004, we had federal net operating loss carryforwards of approximately $75.8 million that begin to expire in 2020. As of December 31, 2004, we had state net operating loss carryforwards of approximately $60.0 million, which are subject to various state carryover provisions that generally provide shorter carryover periods than federal. In addition, as of December 31, 2004, we had federal credit carryforwards for increasing research activities of approximately $4.1 million that begin to expire in 2014. We also had $1.7 million of state credits for increasing research activities that are subject to various state carryover provisions.

The ultimate realization of the deferred income tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events. As of December 31, 2004, we had recorded a valuation allowance of $36.9 million. During the year ended December 31, 2004, the valuation allowance decreased approximately $1.1 million, and for the year ended December 31, 2003, the valuation allowance decreased approximately $4.8 million. These decreases for the years ended December 31, 2004 and 2003 relate primarily to the income from operations. The general valuation allowance has been established under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when it is more likely than not that the net deferred tax assets will not be realized. The valuation allowance as of December 31, 2004 includes the benefit for stock option exercises that increased the size of the net operating loss carryovers. Future reductions to the valuation allowance will be allocated $27.5 million to operations and $9.4 million to paid-in capital.

12. Restricted Stock

On December 22, 2003, we completed a private placement of 5 million shares of restricted common stock, with no warrants, which we sold at $2.00 per share (before related fees and expenses). Under the terms of the private placement, we filed a shelf registration statement to register such shares that initially became effective on May 14, 2004.

During February 2003, we sold 3,888,889 shares of common stock to a member of our Board of Directors for a total purchase price of $700,000. These shares are not registered and are therefore subject to certain holding period and other trading restrictions provided by federal securities laws.

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stock Option Plans

1993 Flexible Stock Incentive Plan. Our 1993 Flexible Stock Incentive Plan (the “1993 Stock Plan”) was adopted by the Board of Directors and approved by our stockholders in February 1993. A total of 10,000,000 shares of common stock are reserved for issuance under the 1993 Stock Plan. The 1993 Stock Plan is administered by the Board of Directors and the Board Compensation Committee, and with respect to option grants to purchase up to 10,000 shares to any one employee, option grants may be approved by a separate committee of the board. The 1993 Stock Plan provides for the issuance of incentive stock options to employees, including officers and employee directors, and of nonqualified stock options, stock purchase rights, stock bonus awards, and stock appreciation rights to employees, including officers and directors, consultants, and non-employee directors. The options generally vest over a four or five-year period and expire ten years from the date of grant. On January 1, 2003, the Plan terminated with respect to the grant of incentive stock options. To date, we have not issued any incentive stock options, stock purchase rights, stock bonus awards, or stock appreciation rights under the 1993 Stock Plan.

1999 Stock Plan. Our 1999 Stock Plan was adopted by the Board of Directors and approved by the stockholders in March 1999 and June 2002. A total of 6,500,000 shares of common stock were reserved for issuance under the 1999 Stock Plan, plus an automatic annual increase on the first day of 2000, 2001, 2002, 2003, and 2004. This automatic annual increase is equal to the lesser of 1,000,000 shares or 3 percent of our outstanding common stock on the last day of the immediately preceding year, or such lesser number of shares as the Board of Directors determines. Under this provision, on each of January 1, 2004, January 1, 2003, January 1, 2002, January 1, 2001 and January 1, 2000 the number of shares reserved for issuance under the plan increased by 1,000,000 shares. At the 2003 Annual Meeting our stockholders approved a plan amendment that increased the number of shares of common stock available for issuance by 5,000,000 shares, and increased the annual limit on the number of shares of common stock that may be granted to any one employee by 1,000,000 shares to an annual maximum of 2,000,000 shares. The 1999 Stock Plan provides for the granting to employees, including officers and directors, of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants, including non-employee directors, of nonqualified stock options and stock purchase rights. We have historically granted only nonqualified stock options. The 1999 Stock Plan is administered by the Board of Directors and the Board Compensation Committee, and with respect to option grants to purchase up to 10,000 shares to any one employee, option grants may be approved by a separate committee of the board. The plan administrator determines the terms of options and stock purchase rights granted under the 1999 Stock Plan, including the number of shares subject to an option or purchase right, the exercise or purchase price, and the term and exercisability of options. The options generally vest over a four or five year period and expire ten years from the date of grant. Unless terminated earlier, the 1999 Stock Plan will terminate in March 2009. Through December 31, 2004, we have not issued any stock purchase rights or stock appreciation rights under the 1999 stock plan; and have issued only one incentive stock option grant and one stock bonus award.

2000 Employee Stock Option Plan. Our 2000 Stock Option Plan was adopted by the Board of Directors in December 2000. A total of 7,000,000 shares of common stock have been reserved for issuance under the 2000 Stock Option Plan. The 2000 Stock Option Plan provides for the granting of nonstatutory rights of purchase of our common stock to employees, excluding section 16 officers, directors, and non-employee directors. Nonstatutory options do not qualify as an Incentive Stock Option within the meaning of Section 422 of the Internal Revenue Code of 1996, as amended. The 2000 Stock Option Plan is administered by the Board of Directors. The plan administrator determines the terms of options and stock purchase rights granted under the 2000 Stock Option Plan, including the number of shares subject to an option or purchase right, the exercise or purchase price, and the term and exercisability of options. The options generally vest over a four-year period and expire ten years from the date of grant. Unless terminated earlier, the 2000 Stock Plan will terminate in December 2010.

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity under our 1993, 1999, and 2000 stock option plans is as follows:

	Option Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2001	14,269,411	$5.76

Granted	4,722,315	$0.38
Exercised	74,315	$0.18
Canceled	8,866,732	$5.45

Outstanding at December 31, 2002	10,050,679	$2.75

Granted	8,869,000	$1.03
Exercised	283,988	$0.61
Canceled	1,771,702	$3.33

Outstanding at December 31, 2003	16,863,989	$1.85

Granted	5,609,500	$2.79
Exercised	297,639	$0.49
Canceled	1,272,529	$1.82

Outstanding at December 31, 2004	20,903,321	$2.12

At December 31, 2004, 12,883,266 options were vested and exercisable as compared to 8,010,609 in 2003 and 5,846,909 in 2002, under the stock option plans. Included in the table above are options granted to consultants that were recorded at their estimated fair value. To date, the number of options granted to consultants and the related fair value of such options has been insignificant.

The following table summarizes information about stock options under the plans outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$ 0.15 to $ 0.25	3,799,000	8.06 Years	$0.21	2,120,281	$0.21
0.35 to 0.49	3,673,836	7.00 Years	0.38	3,220,774	0.38
0.60 to 0.89	1,198,250	6.64 Years	0.75	1,017,438	0.75
1.04 to 2.05	7,279,550	8.25 Years	1.44	4,506,988	1.46
2.49 to 2.92	1,378,450	8.48 Years	2.70	330,481	2.53
3.80 to 9.81	3,179,435	8.57 Years	4.49	1,360,225	5.03
12.60 to 21.00	24,100	4.94 Years	16.73	21,380	16.33
25.75 to 55.88	370,700	5.14 Years	33.39	305,700	33.29

$ 0.15 to $ 55.88	20,903,321	7.91 Years	$2.12	12,883,266	$2.11

The number of remaining options available to grant under the 1993, 1999, and 2000 plans is 7,440,745 as of December 31, 2004.

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average fair value of the options granted under the plans in 2004 is $2.62 as compared to $0.90 in 2003 and $0.37 in 2002. The fair value of these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions for 2004, 2003, and 2002: risk-free interest rate of 2.54 percent in 2004, 2.15 percent in 2003, and 4.06 percent in 2002; a dividend yield of 0 percent; a volatility factor of 185.3 percent for 2004, 202.2 percent for 2003 and 209.3 percent in 2002; and an expected life of 3.9 years in 2004, 3.0 years in 2003, and 5.3 years in 2002.

We recorded deferred compensation pursuant to APB 25 of $0 in 2004; $72,000 in 2003; and $0 in 2002; relating to grants of restricted stock or options at exercise prices which were below the estimated fair market values of the underlying common stock. We recognized compensation expense of $17,000 in 2004, $109,000 in 2003, and $164,000 in 2002, related to the normal vesting of options with associated deferred compensation.

14. 1999 Employee Stock Purchase Plan

Our 1999 Employee Stock Purchase Plan was adopted by our Board of Directors and approved by our stockholders in March 1999. A total of 1,000,000 shares of common stock have been reserved for issuance under the purchase plan. In addition, the number of shares reserved for issuance under the purchase plan automatically increases on the first day of each of our fiscal years beginning in 2000, 2001, 2002, 2003, and 2004 equal to the lesser of 300,000 shares, 0.75 percent of our outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as the Board of Directors shall determine. Under this provision, the number of shares reserved for issuance under the purchase plan has increased by 1,385,490 shares through December 31, 2004. The purchase plan, which is intended to qualify under Section 423 of the Internal Revenue Code, has two six-month offering periods each year, with new offering periods (other than the first offering period) commencing on February 1 and August 1 of each year. The first offering period commenced on the date of the initial public offering and ended on January 31, 2000. We issued 95,496, 47,478, and 39,817, shares under this plan during the years ended December 31, 2004, 2003, and 2002, respectively.

As of December 31, 2004, 1,674,598 shares were available for issuance under the 1999 Employee Stock Purchase Plan.

The purchase plan is administered by the Board of Directors or by a committee appointed by the Board. Employees (including officers and employee directors) of TenFold, or of any majority-owned subsidiary designated by the Board, are eligible to participate in the purchase plan if they are employed by TenFold or any such subsidiary for at least 20 hours per week and more than 5 months per year. The purchase plan permits eligible employees to purchase common stock through payroll deductions of up to 10 percent of an employee’s compensation, at a price equal to 85 percent of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of such period. No employee may purchase more than 3,000 shares of common stock under the purchase plan in any single offering period. No employee may purchase shares in an offering period if the purchase would cause such employee to own stock or hold outstanding stock options equal to or in excess of 5 percent of the total voting power of all classes of our stock. In addition, no employee shall be granted an option under the purchase plan if the option would permit an employee to purchase stock under all our employee stock purchase plans at a rate that exceeds $25,000 of fair market value of the stock for each calendar year in which the option is outstanding. An employee has the option of increasing or decreasing the percentage of payroll deductions once or of discontinuing the deduction during the offering period. We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) in accounting for its employee stock purchase plan. Under APB 25, the plan is considered non-compensatory.

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average fair value of employee stock purchase rights granted under the employee stock purchase plan in 2004 was $1.66 as compared to $1.17 in 2003 and $0.24 in 2002. The fair value of the employee stock purchase rights was estimated using the Black-Scholes model with the following assumptions for 2004: a weighted-average risk-free interest rate of 1.38 percent, dividend yield of 0 percent, an expected life of 6 months, and a volatility factor of 183.6 percent.

15. 401(k) Retirement Plan

We established a 401(k) retirement savings plan for employees in January 1996. All employees age 21 and over are eligible to participate. Each participant may elect to have amounts deducted from his or her compensation and contributed to the plan. Through January 15, 2002, we matched 20 percent of the first 6 percent of an employees’ contributions, up to a maximum of $2,000 per employee per year. On January 15, 2002, we discontinued matching of employee contributions. Our total matching contributions for 2004, 2003, and 2002 were $0, $0, and $5,000, respectively.

16. Operating Segments

Our CEO reviews financial information on a consolidated basis, similar in format to the accompanying Consolidated Statements of Operations. We consolidate revenue and expense information for all business groups for internal and external reporting and for decision-making purposes. We operate in a single operating segment, which is applications products and services.

Revenues from customers outside of North America were approximately 20 percent of total revenues for 2004, 29 percent of total revenues for 2003, and 17 percent of total revenues for 2002. Revenues from customers in the United Kingdom were 19 percent of total revenues for 2004, 29 percent of total revenues for 2003, and 9 percent of total revenues for 2002. Revenues from operations in Argentina were 0.9 percent of total revenues for 2004, 0.5 percent of total revenues for 2003, and 8 percent of total revenues for 2002. Our long-lived assets are deployed in the United States.

17. Additional Significant Risks and Uncertainties

We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of large customers. Replacing the loss of a large customer is unpredictable. Revenues and cash flows from a single customer or a few large customers may constitute a significant portion of our total revenues and cash inflows in a particular period, then decline as the volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not continue to purchase licenses or services from us in a subsequent period. Although we plan to expand and diversify our customer base, currently the loss of any of our large customers, without their replacement by new customers, would likely have a material adverse effect on our revenue and cash flow. The following table provides customer revenue concentrations greater than 10% of annual revenues, for each of the three years ended December 31, 2004, 2003 and 2002. No other customer accounted for more than 10 percent of total annual revenues during any of these years.

	December 31,
	2004	2003	2002
Customer A	50%
Customer B	22%	25%	12%
Customer C	15%	23%
Customer D		41%	63%

One customer, Cedars-Sinai Medical Center (“Cedars”), accounted for 50 percent of our total revenues for the year ended December 31, 2004. The revenue from Cedars was primarily from a non-recurring transaction during the second quarter of 2004. As a result, we do not expect Cedars to

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

account for a significant percentage of our revenues after December 31, 2004. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenues for more information.

Our revenues from the two customers accounting for 22 percent and 15 percent of our total revenues for the year ended December 31, 2004, which is primarily time-and-materials consulting revenue, has decreased over time as these customers complete their current application development projects and become more self-sufficient. The customer accounting for 15 percent of our total revenues for the year ended December 31, 2004 completed its use of our time-and-material consulting services for its current application development project during the quarter ended September 30, 2004. We staffed this project with subcontractor staff that we released upon completion of these services. During Q3 and Q4, the end-user customer for this project engaged directly with us for some short-term time-and-materials consulting services. The other customer project, accounting for 22 percent of our total revenues for the year ended December 31, 2004, is staffed by our employees and is currently expected to be completed at the end of the first quarter of 2005. We do not currently have a new project in place to replace this project.

18. Special Charges

We incurred no special charges during the year ended December 31, 2004. Special charges for the year ended December 31, 2003 of $(673,000) include restructuring charge adjustments of $(578,000) and asset loss impairment adjustments of ($95,000). Special charges for the year ended December 31, 2002 of $ 2.8 million include restructuring charges of $2.0 million and $851,000 of asset impairment charges.

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

TENFOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We determined our restructuring charges in accordance with Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”) and Staff Accounting Bulletin No. 100 (“SAB 100”). EITF 94-3 and SAB 100 require that we commit to an exit plan before we accrue employee termination costs and exit costs.

Restructuring reserves are included in accounts payable and accrued liabilities at December 31, 2004. Detail of the restructuring charges as of and for the year ended December 31, 2004 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2003	New Charges	Adjustments	Utilized	Balance at December 31, 2004
Facilities related	$531	$—	$—	$(399)	$132

	$531	$—	$—	$(399)	$132

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

Schedule II

TENFOLD CORPORATION

Valuation and Qualifying Accounts

For the Years Ended December 31, 2004, 2003, and 2002

(in thousands)

Allowances for Doubtful Accounts (Billed and Unbilled)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2002	$2,275	$(70)	$(1,909	)*	$296

Year ended December 31, 2003	$296	$6	$(302	)*	$—

Year ended December 31, 2004	$—	$33	$(1	) *	$32

* Represents write-offs of accounts receivable
Allowances for Doubtful Stockholder Notes Receivable (Principal and Interest)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2002	$1,768	$146	$(678)		$1,236

Year ended December 31, 2003	$1,236	$(20)	$(1,216)		$—

Year ended December 31, 2004	$—	$—	$—		$—

Deferred Tax Valuation Account	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2002	$41,934	$—	$766		$42,700

Year ended December 31, 2003	$42,700	$(4,721)	$—		$37,979

Year ended December 31, 2004	$37,979	$(1,050)	$—		$36,929

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2005.

Dated: February 28, 2005	/s/ Nancy M. Harvey
Nancy M. Harvey, President, Chief Executive Officer, Chief Financial Officer, and
Director (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 28, 2005	/s/ Nancy M. Harvey
Nancy M. Harvey, President, Chief Executive Officer, Chief Financial Officer, and
Director (Principal Executive and Financial Officer)

Dated: February 28, 2005	/s/ Robert P. Hughes
Robert P. Hughes
Chief Accounting Officer and Senior Vice President Finance (Principal Accounting Officer)

Dated: February 28, 2005	/s/ Jeffrey L. Walker
Jeffrey L. Walker, Chairman of the Board of Directors, Executive Vice President, and Chief Technology Officer

Dated: February 28, 2005	/s/ Richard H. Bennett, Jr.
Richard H. Bennett
Director

Dated: February 28, 2005	/s/ Robert W. Felton
Robert W. Felton
Director

Dated: February 28, 2005	/s/ Ralph W. Hardy, Jr.
Ralph W. Hardy, Jr.
Director

Dated: February 28, 2005	/s/ Robert E. Parsons Jr.
Robert E. Parsons Jr.
Director