Form 10-Q
period 2005-03-31
TENFOLD CORP /UT
filed 2005-05-11
CIK 1051118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☐    No  ☒

As of March 31, 2005, there were 46,411,583 shares of the registrant’s Common Stock outstanding.

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

TENFOLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$3,586	$5,225
Accounts receivable, (net of allowances for doubtful accounts of $32 and $29, respectively)	708	240
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $3, respectively)	29	74
Prepaid expenses and other assets	124	162
Other assets	14	14

Total current assets	4,461	5,715
Restricted cash	74	74
Property and equipment, net	557	626

Total assets	$5,092	$6,415

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$277	$265
Income taxes payable	1,335	1,340
Accrued liabilities	1,275	1,406
Deferred revenue	1,400	1,062
Current installments of obligations under capital leases	33	25

Total current liabilities	4,320	4,098

Long-term liabilities:
Obligations under capital leases, excluding current installments	36	36

Total long-term liabilities	36	36

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 120,000,000 shares
Issued and outstanding shares: 46,411,583 shares at March 31, 2005 and 46,377,219 shares at December 31, 2004	46	46
Additional paid-in capital	76,245	76,218
Deferred compensation	(16)	(20)
Accumulated deficit	(75,539)	(73,963)

Total stockholders’ equity	736	2,281

Total liabilities and stockholders’ equity	$5,092	$6,415

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
License	$93	$152
Services and other	1,515	3,439

Total revenues	1,608	3,591

Operating expenses:
Cost of revenues	994	2,187
Sales and marketing	714	315
Research and development	943	824
General and administrative	631	578

Total operating expenses	3,282	3,904

Loss from operations	(1,674)	(313)

Other income (expense):
Interest income	20	22
Interest expense	(3)	(1)
Other income	82	86

Total other income, net	99	107

Loss before income taxes	(1,575)	(206)
Provision for income taxes	1	—

Net loss	$(1,576)	$(206)

Basic loss per common share	$(0.03)	$(0.00)

Diluted loss per common share	$(0.03)	$(0.00)

Weighted average common and common equivalent shares used to calculate loss per share:
Basic	46,400	46,015

Diluted	46,400	46,015

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,576)	$(206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90	97
Provision to bad debt reserve	1	—
Amortization of deferred compensation	4	5
Gain on sale of property and equipment	—	(61)

Changes in operating assets and liabilities:
Accounts receivable	(472)	776
Unbilled accounts receivable	48	48
Prepaid expenses and other assets	38	(4)
Accounts payable	12	(502)
Income taxes payable	(5)	(5)
Accrued liabilities	(131)	(934)
Deferred revenues	338	(382)

Net cash used in operating activities	(1,653)	(1,168)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	62
Additions to property and equipment	(5)	(20)

Net cash provided by (used in) investing activities	(5)	42

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	27	100
Exercise of common stock options	—	61
Principal payments on obligations under capital leases	(8)	(1)

Net cash provided by financing activities	19	160

Net decrease in cash and cash equivalents	(1,639)	(966)
Cash and cash equivalents at beginning of period	5,225	12,236

Cash and cash equivalents at end of period	$3,586	$11,270

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6	$5
Cash paid for interest	1	—
Equipment purchased under capital leases	16	40

The accompanying notes are an integral part of these condensed consolidated financial statements

TENFOLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements included herein have been prepared by TenFold Corporation (“TenFold”) pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, “TenFold,” the “Company,” “we,” “our” and similar terms refer to TenFold Corporation, unless the context indicates otherwise. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by accounting principles generally accepted in the United States has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2005.

This report should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Our financial statements have been prepared under the assumption that we will continue as a going concern. The independent auditors’ opinion on our December 31, 2004 financial statements, however, includes an explanatory paragraph relating to our ability to continue as a going concern.

As of March 31, 2005, our principal source of liquidity was our cash and cash equivalents of $3.6 million. Our net cash used in operating activities was $1.7 million for the three months ended March 31, 2005 as compared to $1.2 million for the same period in 2004. The increase in net cash used in operating activities results primarily from a decrease in cash inflows from one of our larger time-and-materials consulting projects as the customer substantially completed its application development project during the quarter ended March 31, 2005.

During 2004 and continuing into 2005, we have carefully managed our accounts receivable and generated additional cash inflows wherever possible from our existing customer base. However, significant challenges and risks remain:

•	For the last several years, we have derived a significant portion of our cash inflows from time-and-materials consulting services performed for a limited number of large customers for whom we were completing enterprise application development projects. These parties initially became customers of TenFold under our prior business model in earlier years. As these customers completed their initial projects and became self-sufficient, they reduced their purchases of time-and-materials consulting services (although most continue to purchase support from us and other services from time to time). These reductions have materially reduced our cash inflows. The last of the large time-and-materials consulting engagements was substantially completed during the quarter ended March 31, 2005. We do not have a new project of the same staffing magnitude in place to replace this project.

•	We continue to invest in specific marketing initiatives intended to increase awareness and generate leads, as well as to carry the cost of direct sales staff to convert those leads to sales.

•	We continue to experience difficulty closing substantial new sales, and it is unclear when we can expect to achieve significant sales to new or existing customers, and to achieve and sustain positive cash flow from operations.

•	We are seeking additional capital to support our operations until our cash flow from sales to new or existing customers provides sufficient cash flow, and that capital may or may not be available on acceptable terms.

We are cognizant of these challenges and risks and that we must generate cash from operations, business transactions, or capital raising to ensure sufficient liquidity for our operations and to support future growth. We are focusing on selling new, larger license deals with current customers who have experienced our value proposition, exploring distribution agreements, and continuing discussions with investment bankers and others about the possibility of raising capital. However, there can be no assurance that we will be successful, and these risks may have a materially adverse affect on our future cash flow and operations. At our present levels of revenue generation and cash consumption, we will not have sufficient resources to continue as a going concern through 2005, as we will exhaust our existing cash balances during the third quarter of 2005.

2.	Revenue Recognition

We derive revenues from license fees, applications development and implementation services, support, and training services. License revenues consist of fees for licensing EnterpriseTenFold (formerly known as Universal Application) as an applications development tool, and license fees for applications that we previously developed and resold. Service revenues consist of fees for applications development and implementation, support and training. Other revenues include fees for reimbursement of out of pocket expenses incurred for customer projects.

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

3.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands except per share data):

	Three Months Ended March 31,
	2005	2004
Numerator:
Numerator for basic loss per share – net loss available to common stockholders	$(1,576)	$(206)

Numerator for diluted loss per share	$(1,576)	$(206)

Denominator:
Denominator for basic loss per share – weighted average shares	46,400	46,015

Employee stock options	—	—

Denominator for diluted loss per share	46,400	46,015

Loss per common share:
Basic loss per common share	$(0.03)	$(0.00)

Diluted loss per common share	$(0.03)	$(0.00)

Employee stock options that could potentially dilute basic earnings (loss) per share in the future, of which there were 23,280,321 and 19,901,145 outstanding during the three months ended March 31, 2005 and 2004, respectively, that have a weighted average exercise price of $1.92 and $2.17 per share, respectively, were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods.

4.	Restricted Cash

Restricted cash of $74,000 at March 31, 2005 and at December 31, 2004 is maintained to support various accounts payable activities.

5.	Stock-Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 issued in March 2000, to account for our stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123. We have also adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, into these financial statements and related notes.

Had compensation expense for our stock option plan and the employee stock purchase plan been determined based on the fair value at the grant date for awards or purchase rights under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock

Based Compensation, our net loss for the three months ended March 31, 2005 and 2004 would have been as follows (in thousands except per share information):

	Three Months Ended March 31,
	2005	2004
Net loss applicable to common stock – as reported	$(1,576)	$(206)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	4	5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,454)	(5,515)

Net loss applicable to common stock – pro forma	$(4,026)	$(5,716)

Loss per common share – as reported:
Basic	$(0.03)	$(0.00)
Diluted	$(0.03)	$(0.00)

Loss per common share – pro forma:
Basic	$(0.09)	$(0.12)
Diluted	$(0.09)	$(0.12)

The effect of SFAS No. 123 on pro forma net loss and net loss per share for the three months ended March 31, 2005 and 2004 may not be representative of the effects on pro forma results in future periods.

6.	Income Taxes

The provision for income taxes for the three months ended March 31, 2005 relates primarily to foreign taxes. There was no provision for income taxes for the three months ended March 31, 2004, as no provision was necessary based upon results for the period.

The valuation allowance as of March 31, 2005 was recorded in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of deferred tax assets.

7.	Commitments

We lease office space and equipment under non-cancelable lease agreements, which expire at various dates through 2007. Future minimum lease payments under non-cancelable operating and capital lease obligations, in excess of one year and excluding obligations accrued as part of restructurings, at March 31, 2005 are as follows (in thousands):

	Total	Operating	Capital
2005	$343	$316	$27
2006	468	431	37
2007	303	293	10
Thereafter	—	—	—

Total minimum lease payments	$1,114	$1,040	74

Less: Amount representing interest			(5)

Present value of net minimum capital lease payments			69
Less: Current installments of obligations under capital leases			(33)

Obligations under capital leases, excluding current installments			$36

Operating lease commitments for properties that have been restructured are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet at March 31, 2005. See Note 9 for more information.

8.	Legal Proceedings and Contingencies

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

The parties subsequently entered into settlement discussions and have agreed in principle on the terms for a settlement. The parties are in the process of drafting the related settlement agreements which are still subject to final approval by the parties, and approval by the United States Bankruptcy Court.

We believe that our insurance will cover the cost of settling this matter, and therefore we do not believe that this matter will have an adverse impact on our business, results of operations, financial position, or liquidity. Accordingly, no related losses have been provided for in our accompanying financial statements.

Coufal Lawsuit

On December 1, 2003, we were served with a complaint in the matter of Coufal v. Cedars Sinai Medical Center, et. al. The complaint was filed in the Superior Court of the State of California, County of Los Angeles by the parents of a deceased individual who died on December 15, 2002 while in the care of Cedars Sinai Medical Center. The complaint lists a number of defendants including, Cedars Sinai Medical Center, Perot Systems Healthcare Services Group, Perot Systems Corporation, PCX Systems, LLC, TenFold Corporation, Steve Chen M.D., Charles Louy M.D., Steven Fowler M.D., Sunshine Aviva Weiss M.D., and Does 1-100, inclusive. The complaint generally alleges that plaintiff’s daughter died following surgery as the result of an overdose of prescription medications. The complaint alleges that the medications were prescribed, ordered and/or administered in excess of the levels acceptable to physicians acting within the standard of care of physicians in the community, and that the computerized physician order entry system, initially developed by us, failed to detect the overdose. The complaint acknowledges that in April 2002, and pursuant to separate agreements, which are described in reports that we have filed with the SEC, responsibility for and ownership of PCX was assumed by PCX Systems, LLC (a wholly owned subsidiary of Cedars Sinai Medical Center), and that in October 2002, Cedars Sinai Medical Center installed PCX for hospital use. Discovery in the case commenced. All named defendants in this matter (including TenFold) filed respective Motions for Summary Judgments on various causes of action. The case was scheduled to go to trial on March 7, 2005. However, the parties entered into settlement discussions and have agreed in principle on the terms for a settlement. The parties are in the process of drafting the related settlement agreements which are still subject to final approval by the parties.

We believe that our insurance will cover the cost of settling this matter, and therefore we do not believe that this matter will have an adverse impact on our business, results of operations, financial position, or liquidity. Accordingly, no related losses have been provided for in our accompanying financial statements.

Stockholder Matters

On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of our officers and directors, and certain underwriters of our initial public offering. An amended complaint was filed on April 24, 2002. TenFold and certain of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including TenFold. On June 27, 2003, our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of TenFold and of the individual defendants for the alleged wrongful conduct in the Amended Complaint. We agreed to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. In June 2004, a motion for preliminary approval of the settlement was filed with the Court. The underwriters filed a memorandum with the Court opposing preliminary approval of the settlement. The court granted the preliminary approval on February 15, 2005, subject to certain modifications. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held, and if the Court determines that the settlement is fair to the class members, the settlement will be approved. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. At this point, we do not believe that this lawsuit will have a material adverse impact on our business, results of operations, financial position, or liquidity. Accordingly, no related losses have been provided for in our accompanying financial statements.

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including a right to replace an infringing product or cancel the software license and return the fees paid by the customer. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements, and no such claims were outstanding at March 31, 2005. As a result, we have not recorded a liability for infringement costs as of March 31, 2005.

Our agreements with customers also generally provide a warranty that for so long as the customer is paying for support services, our software will materially conform to the related documentation, and that our software has been developed in a workmanlike manner. To date, we have not incurred significant warranty costs. As a result, we have not recorded a liability for warranty costs as of March 31, 2005.

We have an industry-standard, errors and omissions insurance policy. This policy excludes contractual related disputes such as cost and time guarantees, and only covers software errors or omissions that occur after the delivery of software. We believe this policy provides adequate coverage for potential damages related to errors and omissions in our delivered software.

9.	Special Charges

We incurred no special charges during the three months ended March 31, 2005, or the three months ended March 31, 2004.

Restructuring reserves are included in accounts payable and accrued liabilities at March 31, 2005. Detail of the restructuring charges as of and for the three months ended March 31, 2005 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2004	New Charges	Adjustments	Utilized	Balance at March 31, 2005
Facilities related	$132	$—	$—	$(81)	$51

	$132	$—	$—	$(81)	$51

10.	Operating Segments

Our CEO reviews financial information on a consolidated basis, similar in format to the accompanying Condensed Consolidated Statements of Operations. We consolidate revenue and expense information for all business groups for internal and external reporting and for decision-making purposes. We operate in a single operating segment, which is applications products and services.

Revenues from customers outside of North America were approximately 12 percent of total revenues for the three months ended March 31, 2005 as compared to 47 percent of total revenues for the same period in 2004. The decrease in revenues from customers outside of North America is primarily due to a decrease in revenues from a UK customer that completed its use of our time-and-materials consulting services for an current application development project during the quarter ended September 30, 2004. Our long-lived assets are deployed in the United States.

Three customers accounted for a total of 67 percent of our revenues for the three months ended March 31, 2005 (individually 41 percent, 13 percent, and 13 percent of our total revenues, respectively) compared to two customers accounting for a total of 81 percent of our total revenues for the same period in 2004 (individually 42 percent and 39 percent of our total revenues, respectively). No other single customer accounted for more than 10 percent of our total revenues for the three months ended March 31, 2005 or the same periods in 2004. Our project for the customer accounting for 41 percent of our total revenues for the three months ended March 31, 2005, was substantially completed during the quarter ended March 31, 2005. We do not currently have a new project of the same staffing magnitude in place to replace this project.

11.	Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this new rule, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of 2006. We are currently evaluating the impact of SFAS 123R and expect the adoption to have a material impact on our financial position and results of operations. See Stock-Based Compensation in Note 5 of our Notes to Condensed Consolidated Financial Statements for more information related to the pro forma effects on our reported net loss and loss per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

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

We have continued to enhance our flagship product EnterpriseTenFold. Our most recent release, EnterpriseTenFold MarketForce, is a portable, multi-user applications development and deployment platform with sophisticated user interfaces that enable a customer to use this technology productively with little training. It includes: the ability to automatically produce complete applications documentation that matches the application, at any time, at the click of a mouse; multiple forms of XML support including XML-based web browser client; Web Services; graphic fields and web fields; new all-open source Linux/MySQL/Apache web server platform support; and numerous productivity, usability, performance, and customization features described in detailed accompanying EnterpriseTenFold MarketForce Release Notes.

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

In 1999, we completed our initial public offering. In 1999 and early 2000, we tested a new business model that caused us to face significant financial, legal, and operational issues. Starting in late 2000 and continuing through 2003, we took steps to refocus TenFold to its roots as a software applications platform technology company, resolve the financial and legal liabilities that arose as a result of the interim business model, and restore the company to sound business health.

We raised capital twice during 2003. In February 2003, Robert W. Felton, a long-time TenFold director, made an investment of $700,000 in TenFold, by acquiring restricted TenFold common stock. In December 2003, we closed a private placement of 5 million shares of restricted TenFold common stock, with no warrants, which we sold at $2.00 per share (before related fees and expenses).

During 2003, we continued sales and marketing related initiatives including establishing alliance relationships with distributors such as VARs; prototyping a new sales model focusing on selling small, paid projects as a low-risk first step for potential customers to test EnterpriseTenFold; and, initiating internet access to TenFold technology through Tsunami, our first major new product, a single user PC version of EnterpriseTenFold available over the internet without charge. Tsunami includes a script that lets a person who follows the script discover our benefits of Speed, Quality, and Power, and build an enterprise application in as little as a few hours.

During 2004, we continued our efforts to position TenFold as a software infrastructure company. We identified and established important business practices and built highly custom TenFold-powered core applications – ContactManager and CustomerManager – to improve the way we manage our leads and customers. We introduced TenFold Support SpeedPro, making expert consultants available for short-duration projects. We increased marketing efforts to broaden awareness of and interest in TenFold technology. We launched multi-faceted, integrated marketing, including e-mail, direct mail, telemarketing, and limited advertising to support our principal marketing approach, TenFold Seminars. During 2004, we hosted TenFold Seminars in various areas and generated over 3,500 leads. We also began to use public relations and achieved coverage of TenFold in widely read on-line industry publications – Peter Coffee’s eWeek column, ComputerWorld Canada, Software Reseller News, ADTmag.com, and PCWeek. In 2004, TenFold was awarded the Software and Information Industry Association (“SIIA”) Codie Award for the Best Distributed Computing solution.

During 2004, we earned revenues from 34 customers including three prestigious market-leading customers who implemented mission critical TenFold-powered applications and successfully rolled them into robust production: JPMorgan Chase (global securities lending for both international and domestic traders); Vertex, a UK-based utility sector customer management and billing company (customer management and billing application); and Cedars-Sinai Medical Center (additional applications including Patient Management and Orders Communication).

Year-to-Date 2005 Highlights

We had first quarter 2005 revenues of $1.6 million, an operating loss of $1.7 million, and a net loss of $1.6 million. This compares to revenues of $3.6 million, an operating loss of $313,000, and a net loss of $206,000 for the same period of 2004.

We continue to actively sell to new customers. In 2004 and continuing into 2005, we have completed a number of new, small tactical sales transactions, and recently one larger sale (with an initial value of approximately $500,000, and which we have not yet recognized as revenue). However, these new sales are not material to our overall financial results, and we continue to face a challenging sales environment. As a result, it is unclear when we can expect to achieve significant sales to new or existing customers, and until we do so we are likely to continue to experience losses and negative cash flow.

Our principal initiatives intended to improve our financial results during 2005 are:

Driving greater awareness of TenFold technology and generating leads

We continue to focus substantial effort on our marketing and public relations efforts to increase awareness of TenFold technology and to generate leads. Recent coverage of TenFold included an interview published by the Wall Street Reporter and a substantial product review of EnterpriseTenFold MarketForce by PCMagazine. In March 2005, TenFold was awarded the 2005 Software Development Jolt Product Excellence Award in the Business Integration and Data Tools category. In April, TenFold was featured in lengthy interviews in UtiliPoint and ZDNet.

Our single-user Tsunami product which can be installed free of charge over the internet and comes with a script that enables the user to build an enterprise-scale customer relationship manager or human resources application in just a few hours with no prior training, continues to be the cornerstone of our marketing strategy. We encourage everyone who expresses an interest in TenFold technology to use Tsunami to develop a clear understanding of our approach and our substantial Speed, Quality and Power benefits.

We use a multi-faceted, integrated approach to marketing that includes email, direct mail and telemarketing to support our TenFold Seminars as our principal approach to introducing people to TenFold and TenFold technology. We track the progress of our TenFold Seminar marketing initiatives by following leads generated by registrants, attendees, and individuals who responded to our outreach but were not able to plan to attend a seminar. During Q1 2005, we hosted seminars in Chicago, Minneapolis, Seattle, Atlanta, Dallas and Salt Lake City.

During Q1, we substantially increased our TeleMarketing/TeleSales resources by recruiting, and training three new TeleMarketing/TeleSales staff, bringing our total to six staff by the end of the quarter.

Penetrating new accounts and building to significant business relationships

During Q1, we continued to focus our account penetration on selling small, proof-of-concept projects into new accounts and successfully closed some new accounts entirely over the phone (through TeleSales) and in the field (through our executives and DirectSales). The financial impact of these new account transactions is immaterial to our overall financial performance.

We observe that all of our proof-of-concept Penetrate projects conducted during the quarter were successful from a TenFold technology and customer-satisfaction perspective, but some of the most promising large accounts have postponed moving ahead because of concerns regarding TenFold’s small size and financial condition. In light of this, we added resources to TeleMarketing/TeleSales to focus resources on identifying promising prospects and actively prosecuting smaller accounts, and have brought our senior business executives directly into selling larger, new account transactions.

During Q1, we closed a new customer business relationship that illustrates our Penetrate and Radiate business model. This new customer is a high growth company that faced the need to replace an existing, mission-critical marketing application on a very short time frame. They were not able to find a solution from packaged system vendors or traditional major application development companies. Toward the end of Q1, they closed their initial business relationship with us. They purchased an ApplicationSurvey, a two-week consulting engagement during which we investigate the application that they would like to build and provide database design and recommended work plan for building the application. Subsequently, they purchased our consulting services to assist them in a RequirementsNow! three-week consulting project to build the first version of their multi-level marketing application, and the licenses required to run their application in production. They continue to purchase additional training and consulting services from us on an as-needed basis.

During Q1, we also initiated and made substantial progress on a project with another customer to build an application to replace a legacy system that manages the process of obtaining visas for travelers. We expect to complete the project in Q2.

During Q1, we completed the consulting and training services to enable JPMorgan Chase to become self-sufficient managing their TenFold-powered global lending system. We also provided substantial development enhancement services to another flagship customer, Cedars-Sinai Medical Center.

During Q1, we continued the development and promotion of our Support SpeedPro and TenFold University services to our existing and new customers. Our customers use SpeedPro to get expert consultants for short-duration projects. This generates some new revenues for TenFold and, we believe, builds important customer allegiance. TenFold University continues to update its curriculum, training materials, and classes to accelerate customer adoption of our technology. During Q1, TenFold University offered the first MarketForce Discovery classes tailored to introduce expert EnterpriseTenFold users to the features of our most recent release.

We continue to leverage other distribution channels to broaden our distribution. We continue to work with our largest partner, Perot Systems, as they continue the implementation of the TenFold-powered application at Cedars-Sinai. One of new Q4 2004 partners, Breakthrough! Inc. introduced their first TenFold customer during Q1. Our larger VARs, Redi2 Technologies and Vertex continue to actively pursue new accounts for their TenFold-powered financial and utility billing applications in North America and the United Kingdom.

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

	Three Months ended March 31,
	2005	2004
Revenues:
License	6%	4%
Services and other	94%	96%

Total revenues	100%	100%

Operating expenses:
Cost of revenues	62%	61%
Sales and marketing	44%	9%
Research and development	59%	23%
General and administrative	39%	16%

Total operating expenses	204%	109%

Loss from operations	(104%)	(9%)
Total other income, net	6%	3%

Loss before income taxes	(98%)	(6%)
Provision for income taxes	—	—

Net loss	(98%)	(6%)

Revenues

Total revenues decreased $2.0 million, or 55 percent, to $1.6 million for the three months ended March 31, 2005, as compared to $3.6 million for the same period in 2004.

Services and other revenues decreased $1.9 million, or 56 percent, to $1.5 million for the three months ended March 31, 2005 as compared to $3.4 million for the same period in 2004. The decrease in services and other revenues is primarily due to decreases in revenues from certain customers who are purchasing less time-and-materials consulting from us over time as they complete their current application development projects and become more self-sufficient. One customer completed its use of our time-and-materials consulting services for its applications development project during the quarter ended September 30, 2004. Another large customer’s time-and-materials consulting engagement was substantially completed during the quarter ended March 31, 2005.

License revenues decreased $59,000 to $93,000 for the three months ended March 31, 2005, as compared to $152,000 for the same period in 2004.

Revenues from customers outside of North America were approximately 12 percent of total revenues for the three months ended March 31, 2005 as compared to 47 percent of total revenues for the same period in 2004. The decrease in revenues from customers outside of North America is primarily due to a decrease in revenues from a UK customer that completed its use of our time-and-material consulting services for an applications development project during the quarter ended September 30, 2004. Our long-lived assets are deployed in the United States.

Three customers accounted for a total of 67 percent of our revenues for the three months ended March 31, 2005 (individually 41 percent, 13 percent, and 13 percent of our total revenues, respectively) compared to two customers accounting for a total of 81 percent of our total revenues for the same period in 2004 (individually 42 percent and 39 percent of our total revenues, respectively). No other single customer accounted for more than 10 percent of our total revenues for the three months ended March 31, 2005 or the same periods in 2004. Our project for the customer accounting for 41 percent of our total revenues for the three months ended March 31, 2005, was substantially completed during the quarter ended March 31, 2005. We do not currently have a new project of the same staffing magnitude in place to replace this project.

Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel and contractors to provide applications development and implementation, support, and training services. Cost of revenues decreased $1.2 million, or 55 percent, to $994,000 for the three months ended March 31, 2005 compared to $2.2 million for the same period in 2004. The decrease in cost of revenues is primarily due to having fewer staff (particularly subcontractors) working on certain customer projects as these customers complete their current application development projects and become more self-sufficient. In particular, the UK project that ended during the quarter ended September 30, 2004, was staffed with subcontractors who we released upon completion of the services.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel; and marketing seminars, public relations, advertising and other marketing expenses. Sales and marketing expenses increased $399,000, or 127 percent, to $714,000 for the three months ended March 31, 2005 as compared to $315,000 for the same period in 2004. These increases in sales and marketing expenses are primarily due to increasing marketing activities and expanding sales staffing.

Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses increased $119,000, or 14 percent, to $943,000 for the three months ended March 31, 2005, as compared to $824,000 for the same period in 2004. The increase in research and development is primarily due to the reduction during the quarter ended March 31, 2004, of some variable compensation accrued during 2003, to lower levels that we believe better reflected our estimates.

General and Administrative. General and administrative expenses consist primarily of the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses increased $53,000, or 9 percent, to $631,000 for the three months ended March 31, 2005 as compared to $578,000 for the same period in 2004.

During the quarter ended March 31, 2004, we reduced some variable compensation accrued during 2003, to lower levels that we believe better reflected our estimates. This reduced operating expenses for the first quarter of 2004 by $219,000.

Total Other Income, net

Net total other income was $99,000 for the three months ended March 31, 2005, as compared to $107,000 for the same period in 2004.

Provision for Income Taxes

The $1,000 provision for the three months ended March 31, 2005 relates primarily to foreign taxes. No provision for income taxes was required for the three months ended March 31, 2004.

At March 31, 2005, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

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

Revenue Recognition and Project Profitability

We believe risks relating to revenue recognition include the judgment required to determine project profit or loss projections on time-and-material contracts. We recognize time-and-materials revenue at the lowest point in the range of estimated profit margin, which represents our best estimate of the profit to be achieved. Variances may occur if we are unable to collect time-and-materials billings or if we grant concessions to time-and-materials customers in order to sell additional business or collect cash under the contract. As we occasionally provide services on a fixed price basis, risks relating to revenue recognition also include the judgment and estimation required to determine fixed-price project completion percentages, and fixed-price project profit or loss projections. Variances between management’s estimates and actual results may result in significant adjustments to our results of operations and financial position.

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

Liquidity and Capital Resources

As of March 31, 2005, our principal source of liquidity was our cash and cash equivalents of $3.6 million. During the three months ended March 31, 2005, we funded purchases of computer equipment of $16,000 with capital leases.

Net cash used in operating activities was $1.7 million for the three months ended March 31, 2005 as compared to $1.2 million for the same period in 2004. The increase in net cash used in operating activities results primarily from a decrease in cash inflows from one of our larger time-and-materials consulting projects as the customer substantially completed its application development project during the quarter ended March 31, 2005.

Net cash used in investing activities was $5,000 for the three months ended March 31, 2005 as compared to net cash provided by investing activities of $42,000 for the same period in 2004.

Net cash provided by financing activities was $19,000 for the three months ended March 31, 2005 as compared to $160,000 for the same period in 2004. Net cash provided by financing activities for the three months ended March 31, 2005 included $27,000 of proceeds from employee stock purchase plan stock issuances. Net cash provided by financing activities for the three months ended March 31, 2004 included $100,000 of proceeds from employee stock purchase plan stock issuances, and $61,000 from employee stock option exercises.

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenue balances of $1.4 million at March 31, 2005 and $1.1 million at December 31, 2004. When over time we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

During 2004 and continuing into 2005, we have carefully managed our accounts receivable and generated additional cash inflows wherever possible from our existing customer base. However, significant challenges and risks remain:

•	For the last several years, we have derived a significant portion of our cash inflows from time-and-materials consulting services performed for a limited number of large customers for whom we were completing enterprise application development projects. These parties initially became customers of TenFold under our prior business model in earlier years. As these customers completed their initial projects and became self-sufficient, they reduced their purchases of time-and-materials consulting services (although most continue to purchase support from us and other services from time to time). These reductions have materially reduced our cash inflows. The last of the large time-and-materials consulting engagements was substantially completed during the quarter ended March 31, 2005. We do not have a new project of the same staffing magnitude in place to replace this project.

•	We continue to invest in specific marketing initiatives intended to increase awareness and generate leads, as well as to carry the cost of direct sales staff to convert those leads to sales.

•	We continue to experience difficulty closing substantial new sales, and it is unclear when we can expect to achieve significant sales to new or existing customers, and to achieve and sustain positive cash flow from operations.

•	We are seeking additional capital to support our operations until our cash flow from sales to new or existing customers provides sufficient cash flow, and that capital may or may not be available on acceptable terms.

We are cognizant of these challenges and risks and that we must generate cash from operations, business transactions, or capital raising to ensure sufficient liquidity for our operations and to support future growth. We are focusing on selling new, larger license deals with current customers who have experienced our value proposition, exploring distribution agreements, and continuing discussions with investment bankers and others about the possibility of raising capital. However, there can be no assurance that we will be successful, and these risks may have a materially adverse affect on our future cash flow and operations. At our present levels of revenue generation and cash consumption, we will not have sufficient resources to continue as a going concern through 2005, as we will exhaust our existing cash balances during the third quarter of 2005.

See “Factors that May Affect Future Results and Market Price of Stock” for more information about risks facing TenFold.

Disclosure about Contractual Obligations

The following table sets forth certain contractual obligations recorded in the condensed consolidated financial statements as of March 31, 2005 and summary information is presented in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	74	36	38	—	—
Operating lease obligations	1,100	483	617	—	—
Purchase obligations	351	351	—	—	—
Other long term liabilities reflected on the registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$1,525	$870	$655	$—	$—

The real estate operating leases above include $60,000 of restructured real estate lease obligations that have not been reduced by $32,000 of sublease income due from sublease tenants. In the Condensed Consolidated Balance Sheet at March 31, 2005, these obligations are included in accounts payable and accrued liabilities, net of the related sublease income. See Note 9 of Notes to Condensed Consolidated Financial Statements for more information.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS 153 will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this new rule, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of 2006. We are currently evaluating the impact of SFAS 123R and expect the adoption to have a material impact on our financial position and results of operations. See Stock-Based Compensation in Note 5 of our Notes to Condensed Consolidated Financial Statements for more information related to the pro forma effects on our reported net loss and loss per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Factors that May Affect Future Results and Market Price of Stock

We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

If we are unable to generate sufficient cash flow from operations, or secure additional sources of financing, we will be unable to continue operations as a going concern

While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent accounting firm’s report on our December 31, 2004 financial statements, prepared by Tanner LC (formerly Tanner+Co), included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern. Our business model relies upon generating new sales to existing and new customers. During 2004 and continuing into 2005, we have carefully managed our accounts receivable and generated additional cash inflows wherever possible from our existing customer base. However, for the year ended December 31, 2004, net cash used in operations was $7.3 million, and for the three months ended March 31, 2005 net cash used in operations was $1.7 million. If we do not generate significant new sales to existing and new customers, or raise additional capital, in the near term, we will be required to pursue one or a combination of the following remedies: sell part or all of our assets, or terminate operations. In such circumstances, it is unlikely that the proceeds from sales of our assets would be sufficient to fully satisfy our obligations to our creditors, and therefore it is unlikely that our existing stockholders would receive any value for their stock. If we raise additional capital, it may require pricing and other terms that result in substantial dilution to existing stockholders’ ownership interests in TenFold. There can be no assurance that we will be successful achieving sufficient cash flow.

We continue to experience difficulty in securing future customer revenue

Although in 2004 and continuing into 2005 we have completed a number of new, small tactical sales transactions, and recently one larger sale (with an initial value of approximately $500,000, and which we have not yet recognized as revenue), these new sales are not material to our overall financial results, and we continue to face a challenging sales environment. Furthermore, our uncertain future may make it less likely for customers to want to do business with us. As a result, there is no assurance that we will be able to convince future prospective customers to purchase products or services from us or that any customer revenue that is achieved can be sustained. If we are unable to obtain future customer revenue or outside financing, our operations, financial condition, liquidity, and prospects will be materially and adversely affected, and we will be required to pursue one or a combination of the following remedies: sell part or all of our assets, or terminate operations.

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

Our future prospects are difficult to evaluate

In light of our operating results for recent periods and the continued difficult sales environment we face and in the technology sector in general, it is difficult to evaluate our future prospects. There can be no assurance that we will be able to successfully complete current or new projects. In the past we received customer complaints concerning some of our projects. Although we have substantially changed the business model under which we sold and delivered business that generated customer complaints, we cannot be certain that we will not receive more customer complaints in the future. Such complaints would likely adversely affect our ability to sell to other customers. Additionally, our failure to successfully complete any current or new projects may have a material adverse impact on our financial position and results of operations. We cannot be certain that our business strategy will succeed.

We are substantially dependent on a small number of customers and the loss of one or more of these customers may cause revenues and cash flow to decline

We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of customers. For example, three customers accounted for a total of 87 percent of our total revenues for the year ended December 31, 2004 (individually 50 percent, 22 percent and 15 percent, respectively) and three customers accounted for a total of 67 percent of our revenues for the three months ended March 31, 2005 (individually 41 percent, 13 percent, and 13 percent of our total revenues, respectively). Significant reductions in the amount of business these customers conduct with us has previously and may in the future, materially and adversely affect our business, results of operations, financial position and liquidity. Replacing the loss of an important customer is unpredictable. Revenues and cash flows from a single customer or a few important customers may constitute a significant portion of our total revenues and cash inflows in a particular period, then decline as the volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not continue to purchase licenses or services from us in a subsequent period.

The revenue from the customer who accounted for 50 percent of our total revenues for the year ended December 31, 2004 was primarily from a non-recurring transaction during the second quarter of 2004. As a result, we do not expect that customer to account for a significant percentage of our revenues after December 31, 2004.

Our revenues from the two customers accounting for 22 percent and 15 percent of our total revenues for the year ended December 31, 2004, which was primarily time-and-materials consulting revenue, has decreased over time as these customers complete their current application development projects and become more self-sufficient. The customer accounting for 15 percent of our total revenues for the year ended December 31, 2004 completed its use of our time-and-materials consulting services for its current application development project during the quarter ended September 30, 2004. We staffed this project with subcontractors who we released upon completion of these services. Our project for the customer accounting for 22 percent of our total revenues for the year ended December 31, 2004, and 41 percent of our total revenues for the three months ended March 31, 2005, was substantially completed during the quarter ended March 31, 2005. We do not currently have new projects of the same staffing magnitude in place to replace these projects.

We have previously recognized significant deferred revenues which will not be available in future periods

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenues of $1.1 million at December 31, 2004 compared to $7.6 million at December 31, 2003. The decrease results primarily from the recognition of previously deferred revenues during the quarter ended June 30, 2004, upon our successful conclusion of an earlier fixed-price applications development project described above. We had a deferred revenue balance of $1.4 million at March 31, 2005 that we expect to recognize as revenues in future periods, but the timing of recognition is uncertain. As a result, we do not expect to recognize revenues or profits from deferred revenues during 2005 at the same levels that we experienced during 2004, and will likely experience losses until this decrease is offset by revenue from other sources.

Our growth and success depends on our ability to license EnterpriseTenFold; however, we have limited experience licensing EnterpriseTenFold to date

The success of our business is dependent in large part upon our ability to license EnterpriseTenFold. If our strategy for marketing EnterpriseTenFold and our other products is unsuccessful, or if we are unable to license EnterpriseTenFold and/or other products successfully, or within the time frames anticipated, our revenues and operating results will continue to suffer.

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

We are involved in litigation and disputes and may in the future be involved in further litigation or disputes that may be costly and time-consuming, and if we suffer adverse judgments, our operating results could suffer

We are involved in a dispute with a former customer as part of its resolution of its bankruptcy proceeding and in a class action suit against more than 300 issuers involving the underwriters of those issuers’ initial public offerings. We have also been named as one of many defendants in a lawsuit related to the death of a patient at Cedars-Sinai Medical Center, one of our customers. Although we currently expect to resolve these matters without significant cost to TenFold, we may in the future face other litigation or disputes with customers, employees, business partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of these matters may have a material adverse impact on our business, results of operations, financial position, or liquidity. See “Legal Proceedings and Contingencies” generally for more information concerning our litigation and disputes.

Our settlements with Perot Systems and Cedars-Sinai Medical Center require that if we do not meet certain obligations their claims may be re-instated or re-asserted, and if this were to happen and we suffer adverse judgments, our operating results could suffer

Although we have settled our disputes with Perot Systems and Cedars-Sinai Medical Center, and during 2004 entered into revised agreements with Cedars-Sinai that confirm our completion of the earlier project and provide for mutual releases from prior related claims, our agreements still require that we perform and meet certain obligations. If we are unable to or do not perform or meet these obligations, Perot Systems and Cedars-Sinai may re-instate or re-assert their respective prior claims against us. If either Perot Systems or Cedars-Sinai were to re-instate or re-assert their respective claims, an unfavorable outcome of the matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

If we fail to adequately anticipate employee and resource utilization rates, our operating results could suffer

A high percentage of our operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of our projects or in employee utilization rates did and may continue to cause significant variations in operating results in any particular quarter and could result in quarterly losses. Time-and-materials consulting arrangements can typically be terminated by a customer on short notice. An unanticipated termination of a major project, the delay of a project, or the completion during a quarter of several projects has in the past and may continue to result in under-utilized employees and could, therefore, cause us to suffer quarterly losses or adverse results of operations. During the quarter ended March 31, 2005, we substantially completed a large customer’s time-and-materials consulting engagement. We do not currently have a new project of the same staffing magnitude in place to replace this project.

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

Our failure to attract and retain highly skilled employees, particularly project managers and other senior technical personnel, could impair our ability to complete projects and expand our business

Our services business is labor intensive. Our success will depend in large part upon our ability to attract, retain, train, and motivate highly skilled employees, particularly project managers and other senior technical personnel. Any failure on our part to do so would impair our ability to adequately manage and complete existing projects, bid for and obtain new projects, and expand business. There exists significant competition for employees with the skills required to perform the services we offer. Qualified project managers and senior technical staff are in great demand and are likely to remain a limited resource for the foreseeable future. Our current financial condition, and our prior restructurings and related headcount reductions, may make it more difficult for us to retain and compete for such employees. There can be no assurance that we will be successful in retaining, training, and motivating our employees or in attracting new, highly skilled employees. If we are unsuccessful in this effort or if our employees are unable to achieve expected performance levels, our business will be harmed.

If we cannot protect or enforce our intellectual property rights, our competitive position would be impaired and we may become involved in costly and time-consuming litigation

Our success is dependent, in large part, upon our proprietary EnterpriseTenFold technology and other intellectual property rights. If we are unable to protect and enforce these intellectual property rights, our competitors will have the ability to introduce competing products that are similar to ours, and our revenues, market share, and operating results will suffer. To date, we have relied primarily on a combination of patent, copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have been issued three patents in the U.S. and intend to continue to seek patents on our technology when appropriate. There can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. The laws of some countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. This litigation could result in substantial costs and diversion of resources that would harm our business.

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

International political and economic uncertainty could have an adverse impact on our business and on our operating results

Revenues from customers outside of North America were approximately 12 percent of total revenues for the three months ended March 31, 2005, and approximately 20 percent of total revenues for 2004. The international political and economic uncertainty caused by the ongoing war on terrorism and other international political developments may adversely impact our ability to continue existing relationships with our foreign customers and to develop new business abroad.

Our stock price may continue to be volatile

Our stock price has fluctuated widely in the past and could continue to do so in the future. Your investment in our stock could lose value. Some of the factors that could significantly affect the market price of our stock, in addition to those mentioned in this section “Factors that May Affect Future Results and Market Price of Stock,” include: variations in our quarterly financial results; further decreases in our cash resources, changes in our revenue; changes in our customer base including the loss of a major customer; changes in management; reports or earnings estimates published by financial analysts; changes in political, economic and market conditions either generally or specifically to particular industries; and fluctuations in stock prices generally, particularly with respect to the stock prices for other technology companies. A significant drop in our stock price could expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. An unfavorable outcome of such a matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

No corporate actions requiring stockholder approval can take place without the approval of our controlling stockholders

The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 56 percent of our outstanding common stock. Jeffrey L. Walker, Chairman, Executive Vice President and Chief Technology Officer, and the Walker Children’s

Trust, in the aggregate, currently beneficially own approximately 41 percent of our outstanding common stock. Mr. Walker, acting with others, would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

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

Reference is made to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” appearing on page 42 of TenFold’s 2004 Annual Report on Form 10-K for information relating to TenFold’s interest rate and currency rate risks. There have been no material changes in such risks through March 31, 2005.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Nancy Harvey (Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, Ms. Harvey concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended March 31, 2005.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 8 of Notes to Condensed Consolidated Financial Statements for a description of legal proceedings.

Item 6.	Exhibits

(a)	Exhibits

Number	Description
11*	Computation of Shares used in Computing Basic and Diluted Net Loss Per Share.

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to “Notes to Condensed Consolidated Financial Statements” herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TenFold Corporation

/s/ Nancy M. Harvey
Nancy M. Harvey
President, Chief Executive Officer, and Chief Financial Officer
May 11, 2005