Form 10-Q
period 2005-06-30
TENFOLD CORP /UT
filed 2005-08-15
CIK 1051118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☐    No  ☒

As of June 30, 2005, there were 46,411,583 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and Market Price of Stock.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “may,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our most recent reports on Forms 10-Q and 10-K.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

TENFOLD CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$2,081	$5,225
Accounts receivable, (net of allowances for doubtful accounts of $27 and $29, respectively) (includes related party receivable of $101 and $0, respectively)	424	240
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $3, respectively)	12	74
Prepaid expenses and other assets	293	162
Other assets	14	14

Total current assets	2,824	5,715
Restricted cash	74	74
Property and equipment, net	486	626

Total assets	$3,384	$6,415

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$318	$265
Income taxes payable	1,331	1,340
Accrued liabilities	1,297	1,406
Deferred revenue	993	1,062
Current installments of obligations under capital leases	33	25

Total current liabilities	3,972	4,098

Long-term liabilities:
Obligations under capital leases, excluding current installments	28	36

Total long-term liabilities	28	36

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value:
Authorized: 120,000,000 shares Issued and outstanding shares: 46,411,583 shares at June 30, 2005 and 46,377,219 shares at December 31, 2004	46	46
Additional paid-in capital	76,245	76,218
Deferred compensation	(12)	(20)
Accumulated deficit	(76,895)	(73,963)

Total stockholders’ equity (deficit)	(616)	2,281

Total liabilities and stockholders’ equity (deficit)	$3,384	$6,415

The accompanying notes are an integral part of these condensed financial statements

TENFOLD CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
License	$223	$108	$316	$260
Services and other	1,478	10,385	2,993	13,824

Total revenues	1,701	10,493	3,309	14,084

Operating expenses:
Cost of revenues	757	1,794	1,751	3,981
Sales and marketing	846	581	1,560	896
Research and development	876	980	1,819	1,804
General and administrative	592	644	1,223	1,222

Total operating expenses	3,071	3,999	6,353	7,903

Income (loss) from operations	(1,370)	6,494	(3,044)	6,181

Other income (expense):
Interest income	17	24	37	46
Interest expense	(2)	(3)	(5)	(4)
Other income	5	65	87	151

Total other income, net	20	86	119	193

Income (loss) before income taxes	(1,350)	6,580	(2,925)	6,374
Provision for income taxes	6	4	7	4

Net income (loss)	$(1,356)	$6,576	$(2,932)	$6,370

Basic earnings (loss) per common share	$(0.03)	$0.14	$(0.06)	$0.14

Diluted earnings (loss) per common share	$(0.03)	$0.12	$(0.06)	$0.11

Weighted average common and common equivalent shares used to calculate earnings (loss) per share:
Basic.	46,412	46,116	46,406	46,066

Diluted.	46,412	54,420	46,406	56,581

The accompanying notes are an integral part of these condensed financial statements

TENFOLD CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(2,932)	$6,370
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	170	182
Provision to bad debt reserve	(3)	21
Amortization of deferred compensation	8	9
Gain on sale of property and equipment	—	(61)
Changes in operating assets and liabilities:
Accounts receivable	(184)	593
Unbilled accounts receivable	65	(5)
Prepaid expenses and other assets	(131)	(56)
Accounts payable	53	(533)
Income taxes payable	(9)	—
Accrued liabilities	(109)	(3,890)
Deferred revenues	(69)	(5,996)

Net cash used in operating activities	(3,141)	(3,366)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	62
Additions to property and equipment	(14)	(30)

Net cash provided by (used in) investing activities	(14)	32

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	27	100
Exercise of common stock options	—	113
Principal payments on obligations under capital leases	(16)	(5)

Net cash provided by financing activities	11	208

Net decrease in cash and cash equivalents	(3,144)	(3,126)
Cash and cash equivalents at beginning of period	5,225	12,236

Cash and cash equivalents at end of period	$2,081	$9,110

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16	$9
Cash paid for interest	2	1
Equipment purchased under capital leases	16	54

The accompanying notes are an integral part of these condensed financial statements

TENFOLD CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited Condensed Financial Statements included herein have been prepared by TenFold Corporation (“TenFold”) pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, “TenFold,” the “Company,” “we,” “our” and similar terms refer to TenFold Corporation, unless the context indicates otherwise. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by accounting principles generally accepted in the United States has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2005.

This report should be read in conjunction with our audited Financial Statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

As of June 30, 2005, our principal source of liquidity was our cash and cash equivalents of $2.1 million. Our net cash used in operating activities was $1.5 million for the three months ended June 30, 2005. In early August 2005, we completed an additional licensing transaction with a related party, Devon Way, resulting in a cash payment to TenFold of $1 million. See Note 11 for more information.

During 2004 and continuing into 2005, we have carefully managed our accounts receivable and generated additional cash inflows wherever possible from our existing customer base and new customers. However, significant challenges and risks remain:

•	For the last several years, we have derived a significant portion of our cash inflows from time-and-materials consulting services performed for a limited number of large customers for whom we were completing enterprise applications development projects. These parties initially became customers of TenFold under our prior business model in earlier years. As these customers completed their initial projects and became self-sufficient, they reduced their purchases of time-and-materials consulting services (although most continue to purchase support from us and other services from time to time). These reductions have materially reduced our cash inflows. The last of these large time-and-materials consulting engagements was substantially completed during the quarter ended March 31, 2005.

•	We continue to invest in specific marketing initiatives intended to increase awareness and generate leads, as well as to carry the cost of direct sales staff to convert those leads to sales.

•	Although we have closed more sales to new customers in the first half of 2005 than we did in the same period in 2004, we continue to experience difficulty closing substantial new sales, and it is unclear when or if we can expect to achieve significant sales to new or existing customers, and to achieve and sustain positive cash flow from operations.

•	We are seeking additional capital to support our operations until our cash flow from sales to new or existing customers provides sufficient cash flow, and that capital may or may not be available on acceptable terms.

We are cognizant of these challenges and risks and that we must generate cash from operations, business transactions, or capital raising to ensure sufficient liquidity for our operations and to support future growth. We are focusing on selling new, larger license deals with current customers who have experienced our value proposition, exploring distribution agreements, and continuing discussions with potential investors about the possibility of raising capital. In early August 2005, we completed an additional licensing transaction with a related party, Devon Way, resulting in a cash payment to TenFold of $1 million. See Note 11 for more information.

However, there can be no assurance that we will be successful, and these risks may have a materially adverse affect on our future cash flow and operations. At our present levels of revenue generation and cash consumption, we will not have sufficient resources to continue as a going concern through 2005, as we will exhaust our existing cash balances in the fourth quarter of 2005.

2.	Revenue Recognition

We derive revenues from license fees, applications development and implementation consulting services, support, and training services. License revenues consist of fees for licensing EnterpriseTenFold (formerly known as Universal Application) as an applications development tool. Service revenues consist of fees for applications development and implementation consulting, support and training. Other revenues include fees for reimbursement of out of pocket expenses incurred for customer projects.

We follow the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, in recognizing revenue under each of our contracts.

We generally enter into contracts that involve multiple elements, such as software products, enhancements, post-contract customer support (“PCS”), training, and time-and-material services. For accounting purposes, we allocate a portion of the contract fee to each undelivered element based on the relative fair values of the elements and allocate the fee for delivered software products using the residual method. The fair values of an element must be based on vendor specific objective evidence (“VSOE”). We establish VSOE based on the price charged when the same element is sold separately. VSOE for services is based on standard rates for the individuals providing services. These rates are the same rates charged when the services are sold separately under time-and-materials contracts. We base VSOE for training on standard rates charged for each particular training course. These rates are the rates charged when the training is sold separately for supplemental training courses. For PCS, VSOE is determined by reference to the renewal rate we charge the customer in future periods.

As a result, the amounts allocated to individual contract elements (such as license, consulting, training and support) for accounting purposes may differ from the amounts stated in the contract for those individual elements, but not in total. For example, at the end of Q1 2005, we completed a transaction with a new customer with a contract amount for licenses of approximately $340,000. However, for accounting purposes, the license fee was allocated to services as the contract price for the related services was below its VSOE, and this revenue is being recognized as services revenue as we perform the related services in Q2 primarily, and Q3.

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

We recognize license revenues from EnterpriseTenFold licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: we have signed a noncancellable license agreement with nonrefundable fees; we have shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the licenses are sold separately or when an EnterpriseTenFold license is sold with an applications development project. Services relating to the licenses typically include post contract customer support services, general time-and-materials consulting, and training; and do not add significant functionality, features, or significantly alter the software. In addition, similar services are available from other vendors; there are no milestones or customer specific acceptance criteria which affect the realizability of the software license fee; and the software license fee is non-cancelable and non-refundable.

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

3.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic earnings (loss) per share – net income (loss) available to common stockholders	$(1,356)	$6,576	$(2,932)	$6,370

Numerator for diluted earnings (loss) per share	$(1,356)	$6,576	$(2,932)	$6,370

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	46,412	46,116	46,406	46,066

Employee stock options	—	8,304	—	10,515

Denominator for diluted earnings (loss) per share	46,412	54,420	46,406	56,581

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.03)	$0.14	$(0.06)	$0.14

Diluted earnings (loss) per common share	$(0.03)	$0.12	$(0.06)	$0.11

Employee stock options that could potentially dilute basic earnings (loss) per share in the future, of which there were 23,127,333 outstanding during the three and six months ended June 30, 2005, that have a weighted average exercise price of $1.87 per share, and that could potentially dilute basic earnings (loss) per share in the future, were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods. Similarly, employee stock options that could potentially dilute basic earnings (loss) per share in the future, of which there were 5,352,797 and 4,209,535 outstanding during the three and six months ended June 30, 2004, respectively, that had a weighted average exercise price of $5.97 and $6.91 per share, were not included in the computation of diluted earnings (loss) per share.

4.	Restricted Cash

Restricted cash of $74,000 at June 30, 2005 and at December 31, 2004 is maintained to support various accounts payable activities.

5.	Stock-Based Compensation

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

Had compensation expense for our stock option plan and the employee stock purchase plan been determined based on the fair value at the grant date for awards or purchase rights under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock Based Compensation, our net income (loss) for the three and six months ended June 30, 2005 and 2004 would have been as follows (in thousands except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stock – as reported	$(1,356)	$6,576	$(2,932)	$6,370
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4	4	7	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,281)	(2,252)	(3,734)	(7,768)

Net income (loss) applicable to common stock – pro forma	$(2,633)	$4,328	$(6,659)	$(1,388)

Income (loss) per common share – as reported
Basic	$(0.03)	$0.14	$(0.06)	$0.14

Diluted	$(0.03)	$0.12	$(0.06)	$0.11

Income (loss) per common share – pro forma
Basic	$(0.06)	$0.09	$(0.14)	$(0.03)

Diluted	$(0.06)	$0.08	$(0.14)	$(0.03)

The effect of SFAS 123 on pro forma net income (loss) and net income (loss) per share for the three and six months ended June 30, 2005 and 2004 may not be representative of the effects on pro forma results in future years.

6.	Income Taxes

The provisions for income taxes for the three and six months ended June 30, 2005 relate to foreign taxes. The provisions for income taxes for the three and six months ended June 30, 2004 relate primarily to foreign taxes and reversing a portion of our valuation allowance attributable to operating income.

The valuation allowance as of June 30, 2005 was recorded in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of deferred tax assets.

7.	Commitments

We lease office space and equipment under non-cancelable lease agreements, which expire at various dates through 2007. Future minimum lease payments under non-cancelable operating and capital lease obligations, in excess of one year and excluding obligations accrued as part of restructurings, at June 30, 2005 are as follows (in thousands):

	Total	Operating	Capital
2005	$230	$212	$18
2006	468	431	37
2007	303	293	10
Thereafter	—	—	—

Total minimum lease payments	$1,001	$936	65

Less: Amount representing interest			(4)

Present value of net minimum capital lease payments			61
Less: Current installments of obligations under capital leases			(33)

Obligations under capital leases, excluding current installments			$28

8.	Legal Proceedings and Contingencies

Recently Resolved Matters

We recently settled two litigation matters. Our insurance carriers paid the entire amount of the confidential settlement sums above the self-insurance retention we previously paid to cover legal defense costs. In neither of these settlement agreements did any party admit liability.

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

On October 18, 2004, we received notice from a different court, the United States Bankruptcy Court for the Southern District of New York, that in connection with resolving numerous claims in the bankruptcy proceedings of WorldCom and its subsidiary, SkyTel, SkyTel had commenced a Claim Objection and Adversary Proceeding against TenFold seeking to deny TenFold’s claim against SkyTel of at least $7 million and punitive damages of at least $10 million (our earlier counterclaim described above that became a claim against SkyTel in its bankruptcy), and to recover at least $17.5 million, plus other damages to be proved at trial, together with pre- and post-judgment interest, attorneys’ fees and expenses and costs (SkyTel’s earlier claim described above). On February 8, 2005, the Court entered a scheduling order which called for discovery to be completed by August 1, 2006.

The parties subsequently entered into settlement discussions resulting in a Settlement Agreement in which the parties agreed to settle and resolve all claims between the two companies in consideration for each dismissing all claims against the other and in further consideration of a compromised and confidential payment from our insurance carrier to SkyTel, in excess of our self-insured retention of $100,000 that we previously paid to cover legal defense costs. The United States Bankruptcy Court for the Southern District of New York approved the Settlement Agreement on June 20, 2005. The complaint and counterclaim have been dismissed and all claims have been released.

Coufal Lawsuit

On December 1, 2003, we were served with a complaint in the matter of Coufal v. Cedars Sinai Medical Center, et. al. The complaint was filed in the Superior Court of the State of California, County of Los Angeles by the parents of a deceased individual who died on December 15, 2002 while in the care of Cedars Sinai Medical Center. The complaint listed a number of defendants including, Cedars Sinai Medical Center, Perot Systems Healthcare Services Group, Perot Systems Corporation, PCX Systems, LLC, TenFold Corporation, Steve Chen M.D., Charles Louy M.D., Steven Fowler M.D., Sunshine Aviva Weiss M.D., and Does 1-100, inclusive. The complaint generally alleged that plaintiff’s daughter died following surgery as the result of an overdose of prescription medications. The complaint alleged that the medications were prescribed, ordered and/or administered in excess of the levels acceptable to physicians acting within the standard of care of physicians in the community, and that the computerized physician order entry system, initially developed by us, failed to detect the overdose. The complaint acknowledged that in April 2002, and pursuant to separate agreements, which are described in reports that we have filed with the SEC, responsibility for and ownership of PCX was assumed by PCX Systems, LLC (a wholly owned subsidiary of Cedars Sinai Medical Center), and that in October 2002, Cedars Sinai Medical Center installed PCX for hospital use. Discovery in the case commenced. All named defendants in this matter (including TenFold) filed respective Motions for Summary Judgments on various causes of action. The case was scheduled to go to trial on March 7, 2005.

However, the parties entered into settlement discussions resulting in an Agreement and Release in which the plaintiff agreed to settle and resolve all claims against the defendants in consideration for a compromised and confidential payment. Our insurance carrier paid to the plaintiff a portion of the overall settlement payment, in excess of our self-insured retention of $100,000 that we previously paid to cover legal defense costs. The complaint has been dismissed and all claims have been released.

Unresolved Stockholder Matter

On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of our officers and directors, and certain underwriters of our initial public offering. An amended complaint was filed on April 24, 2002. TenFold and certain of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including TenFold. On June 27, 2003, our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of TenFold and of the individual defendants for the alleged wrongful conduct in the Amended Complaint. We agreed to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. In June 2004, a motion for preliminary approval of the settlement was filed with the Court. The underwriters filed a memorandum with the Court opposing preliminary approval of the settlement. The court granted preliminary approval of the settlement on February 15, 2005, subject to certain modifications. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held, and if the Court determines that the settlement is fair to the class members, the settlement will be approved. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. At this point, we do not believe that this lawsuit will have a material adverse impact on our business, results of operations, financial position, or liquidity. Accordingly, no related losses have been provided for in our accompanying financial statements.

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including a right to replace an infringing product or cancel the software license and return the fees paid by the customer. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements, and no such claims were outstanding at June 30, 2005. As a result, we have not recorded a liability for infringement costs as of June 30, 2005.

Our agreements with customers also generally provide a warranty that for so long as the customer is paying for support services, our software will materially conform to the related documentation, and that our software has been developed in a workmanlike manner. To date, we have not incurred significant warranty costs. As a result, we have not recorded a liability for warranty costs as of June 30, 2005.

We have an industry-standard, errors and omissions insurance policy. This policy excludes contractual related disputes such as cost and time guarantees, and only covers software errors or omissions that occur after the delivery of software. We believe this policy provides adequate coverage for potential damages related to errors and omissions in our delivered software.

9.	Special Charges

We incurred no special charges during the three and six months ended June 30, 2005 and 2004.

Restructuring reserves are included in accrued liabilities at June 30, 2005. Detail of the restructuring charges as of and for the six months ended June 30, 2005 are summarized below (in thousands):

Restructuring Charges:	Balance at December 31, 2004	New Charges	Adjustments	Utilized	Balance at June 30, 2005
Facilities related	$132	$—	$—	$(108)	$24

	$132	$—	$—	$(108)	$24

10.	Operating Segments

Our CEO reviews financial information on a consolidated basis, similar in format to the accompanying Condensed Statements of Operations. We consolidate revenue and expense information for all business groups for internal and external reporting and for decision-making purposes. We operate in a single operating segment, which is applications products and services.

Revenues from customers outside of North America were approximately 10 percent of total revenues for the three months ended June 30, 2005 as well as 10 percent of total revenues for the same period in 2004. For the six months ended June 30, 2005, revenues from customers outside of North America were approximately 11 percent of total revenues as compared to 20 percent of total revenues for the same period in 2004. For the six months ended June 30, 2005, the decrease in revenues from customers outside of North America is primarily due to a decrease in revenues from a UK customer that completed its use of our time-and-materials consulting services for an application development project during the quarter ended September 30, 2004. Our long-lived assets are deployed in the United States.

Two customers accounted for a total of 55 percent of our revenues for the three months ended June 30, 2005 (individually 39 percent and 16 percent of our total revenues, respectively) compared to one customer, Cedars-Sinai Medical Center, accounting for a total of 77 percent of our revenues for the same period in 2004. Three customers accounted for a total of 55 percent of our revenues for the six months ended June 30, 2005 (individually 24 percent, 21 percent, and 10 percent of our total revenues, respectively) compared to three customers accounting for a total of 93 percent of our revenues for the same period in 2004 (individually 59 percent (Cedars), 17 percent, and 17 percent). No other single customer accounted for more than 10 percent of our total revenues for the three and six months ended June 30, 2005 or the same periods in 2004.

Our customer accounting for 16 percent of our total revenues for the three months ended June 30, 2005, is a related party. See Note 11 for more information related to this transaction.

Our project for the customer accounting for 24 percent of our total revenues for the six months ended June 30, 2005, was substantially completed during the quarter ended March 31, 2005.

We expect to provide additional services to the two customers that accounted for a total of 55 percent of our revenues for the three months ended June 30, 2005. However, in future periods, the amount of revenue from these customers will likely decline as the volume of work performed for these customers decreases as they complete projects. A significant customer in one period may not continue to purchase significant licenses or services from us in a subsequent period.

11.	Related Party Transaction

In June 2005, we entered into an agreement with a new customer, Devon Way, to provide licenses, consulting services, technical support services, and training, for a total of approximately $314,000. A long-time member of our Board of Directors, Robert W. Felton, is the founder and majority shareholder of Devon Way. Prior to the execution of the agreement, all disinterested members of the Board of Directors reviewed and approved this related party transaction.

We recognized license revenues of $160,000 and services and other revenues of $117,000 from this customer during the three and six months ended June 30, 2005. As of June 30, 2005, we had accounts receivable from this customer of $101,000. For the three and six months ended June 30, 2005, we received cash inflows from this customer of $202,000.

During July 2005, we entered into additional consulting agreements with Devon Way totaling approximately $50,000.

In early August 2005, we completed a further licensing transaction with Devon Way, resulting in a cash payment to TenFold of $1 million.

12.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 153 will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this new rule, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of 2006. We are currently evaluating the impact of SFAS 123R and expect the adoption to have a material impact on our financial position and results of operations. See Stock-Based Compensation in Note 5 of our Notes to Condensed Financial Statements for more information related to the pro forma effects on our reported net loss and loss per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and how to report a change in such circumstances. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Year-to-Date 2005 Highlights

For the first half of 2005, we had revenues of $3.3 million, an operating loss of $3.0 million, and a net loss of $2.9 million. This compares to revenues of $14.1 million, operating income of $6.2 million, and net income of $6.4 million for the same period of 2004.

Although we have closed more sales to new customers in the first half of 2005 than we did in the same period of 2004, we continue to experience difficulty closing substantial new sales, and it is unclear when or if we can expect to predictably close significant sales to new or existing customers, and until we do so we are likely to continue to experience losses and negative cash flow, and may exhaust our cash balances.

Our principal initiatives intended to improve our financial results during 2005 are:

Driving greater awareness of TenFold technology and generating leads

We continue to focus substantial effort on our marketing and public relations efforts to increase awareness of TenFold technology and to generate leads. Recent coverage of TenFold included an interview published by the Wall Street Reporter and a substantial product review of EnterpriseTenFold MarketForce by PCMagazine. In March 2005, TenFold was awarded the 2005 Software Development Jolt Product Excellence Award in the Business Integration and Data Tools category. In April, TenFold was featured in lengthy interviews in UtiliPoint and ZDNet. In May, we announced that a client of our customer, Vertex, won a prestigious Information Technology Initiative Achievement Award for its TenFold-powered utility billing solution. Vertex used TenFold technology to build this robust utility billing and customer service application. In July, TenFold was covered in a Software Development Times article discussing rapid applications development approaches.

Our single-user Tsunami product, which can be installed free of charge over the internet and comes with a script that enables the user to build an enterprise-scale customer relationship management or human resources application in just a few hours with no prior training, continues to be a key part of our marketing strategy. We encourage everyone who expresses an interest in TenFold technology to use Tsunami to develop a clear understanding of our approach and our substantial Speed, Quality and Power benefits.

We use a multi-faceted, integrated approach to marketing that includes e-mail, direct mail and telemarketing to support our TenFold Seminars as our principal approach to introducing people to TenFold and TenFold technology. We track the progress of our TenFold Seminar marketing initiatives by following leads generated by registrants, attendees, and individuals who responded to our outreach but were not able to plan to attend a seminar. During the first half of 2005, our lead generation increased substantially. In the second quarter, we generated nearly as many leads as in all of 2004. During the first half of 2005, we hosted seminars in Atlanta, Boston, Chicago, Dallas, Irvine, Los Angeles, Minneapolis, New York City, Salt Lake City, San Diego, San Francisco Bay Area, Seattle, Toronto, and Washington DC.

Penetrating new accounts and building to significant business relationships

During the first half of 2005, we continued to focus our account penetration on selling small, proof-of-concept projects into new accounts and successfully closed some new accounts entirely over the phone (through TeleSales) and in the field (through our executives and DirectSales). The financial impact of most of these new account transactions is immaterial to our overall financial performance. However, as described further below, during Q1 we completed a transaction with a new customer with a contract amount for licenses of approximately $340,000; during Q2 we completed a transaction with another new customer, Devon Way, with a contract amount for licenses of approximately $160,000; and during August we sold an additional license to Devon Way with a contract amount of $1,000,000. See Note 2 to Notes to Condensed Financial Statements for a description of how we treat these license amounts for accounting purposes.

We observe that these proof-of-concept “Penetrate” projects were successful from a TenFold technology and customer-satisfaction perspective, but some of the most promising large accounts have postponed moving ahead because of concerns regarding TenFold’s small size and financial condition. In light of this, we added resources to TeleMarketing/TeleSales to focus resources on identifying promising prospects and actively prosecuting smaller accounts, and have brought our senior business executives directly into selling larger, new account transactions.

During Q1, we closed a new customer business relationship that illustrates our Penetrate and Radiate business model. This new customer is a high growth company that faced the need to replace an existing, mission-critical marketing application on a very short time frame. This customer was not able to find a solution from packaged system vendors or traditional major applications development companies. Toward the end of Q1, the customer closed its initial business relationship with us. This customer purchased an ApplicationsSurvey, a two-week consulting engagement during which we investigated the application that it would like to build and provided database design and recommended work plan for building the application. Subsequently, the customer purchased our consulting services to assist it in a RequirementsNOW! three-week consulting project to build the first version of its multi-level marketing application, and the licenses required to run the application in production. This customer continues to purchase additional training and consulting services from us on an as-needed basis.

During Q2, we closed a similar new customer business relationship with a new company, Devon Way, that is seeking to transform the way utilities access and manage their internal and customer information. Devon Way plans to launch a subscription-based, on-demand, offering of sophisticated utility-industry applications. Robert W. Felton, a long-time member of our Board of Directors and a substantial TenFold shareholder and the former founder and CEO of Indus International, is the founder and majority shareholder of this company. The agreement that we executed in June 2005 included a RequirementsNOW! consulting project, licenses, technical support services, and training. This company continues to purchase additional consulting services from us on an as-needed basis. In August 2005, Devon Way also purchased for $1 million a perpetual enterprise license allowing it to host in its own or its customers’ data centers applications for the process industry sector. Any of its customers wishing to enhance or maintain those applications will need to buy an EnterpriseTenFold license.

During July 2005, we completed an ApplicationSurvey and RequirementsNOW! for a global systems integrator as a proof of concept that an application that it has been building to replace one currently provided through its business process outsourcing could be built faster and better with TenFold. After the successful completion of that proof of concept project, we are in ongoing discussion with this company regarding next steps.

During Q1, we completed the consulting and training services to enable JPMorgan Chase to become self-sufficient managing its TenFold-powered global lending system.

During the first half of 2005, we provided substantial development enhancement services to another flagship customer, Cedars-Sinai Medical Center. We also initiated and largely completed a project with another customer to build an application to replace a legacy system that manages the process of obtaining visas for travelers.

During the first half of 2005, we also continued the development and promotion of our TenFold Support SpeedPro and TenFold University services to our existing and new customers. Our customers use SpeedPro to get expert consultants for short-duration projects. This generates some new revenues for TenFold and, we believe, builds important customer allegiance. TenFold University continues to update its curriculum, training materials, and classes to accelerate customer adoption of our technology. During Q1, TenFold University offered the first MarketForce Discovery classes tailored to introduce expert EnterpriseTenFold users to the features of our most recent release. During Q2, we substantially increased the amount of training conducted by TenFold University over Q1, and we further enhanced the curriculum of our introductory class to better simulate the full applications development project lifecycle.

We continue to leverage other distribution channels to broaden our distribution. We continue to work with our largest partner, Perot Systems, as it continues the implementation of the TenFold-powered application at Cedars-Sinai. One of new Q4 2004 partners, Breakthrough! Inc., introduced its first TenFold customer during Q1. Our larger VARs, Redi2 Technologies and Vertex, continue to actively pursue new accounts for their TenFold-powered financial and utility billing applications in North America and the United Kingdom. In August 2005, Redi2 announced its biggest customer win to date, adding Newton Investment Management.

Customers using TenFold-powered applications in production today include, among others, Abbey National Bank, Allstate Insurance, Barclays Global Investors, Cedars-Sinai Medical Center, Deutsche Bank, Dresdner Bank, Franklin Templeton, iplan networks, JPMorgan Chase, MedCath, Rand Technology, Trinity Health, and Vertex (a subsidiary of United Utilities).

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of selected items from our statements of operations to total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
License	13%	1%	10%	2%
Services and other	87%	99%	90%	98%

Total revenues	100%	100%	100%	100%
Operating expenses:
Cost of revenues	44%	17%	53%	28%
Sales and marketing	50%	6%	47%	6%
Research and development	52%	9%	55%	13%
General and administrative	35%	6%	37%	9%

Total operating expenses	181%	38%	192%	56%

Income (loss) from operations	(81%)	62%	(92%)	44%
Total other income, net	1%	1%	3%	1%

Income (loss) before income taxes	(80%)	63%	(89%)	45%
Provision for income taxes	—	—	—	—

Net income (loss)	(80%)	63%	(89%)	45%

Revenues

Total revenues decreased $8.8 million, or 84 percent, to $1.7 million for the three months ended June 30, 2005, as compared to $10.5 million for the same period in 2004. For the six months ended June 30, 2005, total revenues decreased $10.8 million, or 77 percent, to $3.3 million as compared to $14.1 million for the same period in 2004.

Services and other revenues decreased $8.9 million, or 86 percent, to $1.5 million for the three months ended June 30, 2005 as compared to $10.4 million for the same period in 2004. For the six months ended June 30, 2005, services and other revenues decreased $10.8 million, or 78 percent, to $3.0 million as compared to $13.8 million for the same period in 2004.

Our results for the three and six months ended June 30, 2004 include $8.1 million in revenues, and $150,000 in operating costs, related to the completion of an earlier fixed-price applications development project with Cedars-Sinai Medical Center (“Cedars”). This completed the recognition of these revenues and related costs that were deferred in earlier years pending confirmation of the completion of the applications development project and resolution of potential disputes between the parties.

Excluding the effect of this Cedars transaction, we would have had revenues of $2.4 million, and a net loss of $1.3 million for the three months ended June 30, 2004. In addition to the decrease related to the Cedars transaction, services and other revenues decreased during the three and six months ended June 30, 2005, due to decreases in revenues from certain customers who purchased less time-and-materials consulting from us over time as they completed their applications development projects and became more self-sufficient. One customer completed its use of our time-and-materials consulting services for its applications development project during the quarter ended September 30, 2004. Another large customer’s time-and-materials consulting engagement was substantially completed during the quarter ended March 31, 2005. These decreases were partially offset by consulting revenues from new customers.

In June 2005, we entered into an agreement with a new customer to provide licenses, consulting services, technical support services, and training, for a total of approximately $314,000. A long-time member of our Board of Directors, Robert W. Felton, is the founder, and majority shareholder of this customer. We recognized license revenues of $160,000 and services and other revenues of $117,000 from this customer during the three and six months ended June 30, 2005. See Note 11 of the Notes to Condensed Financial Statements for more information.

License revenues increased $115,000, or 106 percent, to $223,000 for the three months ended June 30, 2005, as compared to $108,000 for the same period in 2004. For the six months ended June 30, 2005, license revenues increased $56,000, or 22 percent, to $316,000 as compared to $260,000 for the same period in 2004. The increase in license revenues is primarily due to the license revenues of $160,000 recognized from the related party transaction described above.

Revenues from customers outside of North America were approximately 10 percent of total revenues for the three months ended June 30, 2005 as well as 10 percent of total revenues for the same period in 2004. For the six months ended June 30, 2005, revenues from customers outside of North America were approximately 11 percent of total revenues as compared to 20 percent of total revenues for the same period in 2004. For the six months ended June 30, 2005, the decrease in revenues from customers outside of North America is primarily due to a decrease in revenues from a UK customer that completed its use of our time-and-material consulting services for an applications development project during the quarter ended September 30, 2004. Our long-lived assets are deployed in the United States.

Two customers accounted for a total of 55 percent of our revenues for the three months ended June 30, 2005 (individually 39 percent and 16 percent of our total revenues, respectively) compared to one customer, Cedars, accounting for a total of 77 percent of our revenues for the same period in 2004. Three customers accounted for a total of 55 percent of our revenues for the six months ended June 30, 2005 (individually 24 percent, 21 percent, and 10 percent of our total revenues, respectively) compared to three customers accounting for a total of 93 percent of our revenues for the same period in 2004 (individually 59 percent (Cedars), 17 percent, and 17 percent). No other single customer accounted for more than 10 percent of our total revenues for the three and six months ended June 30, 2005 or the same periods in 2004.

Our project for the customer accounting for 24 percent of our total revenues for the six months ended June 30, 2005, was substantially completed during the quarter ended March 31, 2005.

We expect to provide additional services to the two customers who accounted for a total of 55 percent of our revenues for the three months ended June 30, 2005. However, in future periods, the amount of revenue from these customers will likely decline as the volume of work performed for these customers decreases as they complete projects. A significant customer in one period may not continue to purchase significant licenses or services from us in a subsequent period.

Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel and contractors to provide applications development and implementation, support, and training services. Cost of revenues decreased $1.0 million, or 58 percent, to $757,000 for the three months ended June 30, 2005, as compared to $1.8 million for the same period in 2004. For the six months ended June 30, 2005, cost of revenues decreased $2.2 million, or 56 percent, to $1.8 million as compared to $4.0 million for the same period in 2004. The decrease in cost of revenues is primarily due to having fewer staff (particularly subcontractors) working on certain customer projects as these customers completed their applications development projects and became more self-sufficient. In particular, the UK project that ended during the quarter ended September 30, 2004 was staffed with subcontractors who we released upon completion of the services.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel; and marketing seminars, public relations, advertising and other marketing expenses. Sales and marketing expenses increased $265,000, or 46 percent, to $846,000 for the three months ended June 30, 2005, as compared to $581,000 for the same period in 2004. For the six months ended June 30, 2005, sales and marketing expenses increased $664,000, or 74 percent, to $1.6 million as compared to $896,000 for the same period in 2004. These increases in sales and marketing expenses are primarily due to increasing marketing activities and expanding sales staffing.

Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $104,000, or 11 percent, to $876,000 for the three months ended June 30, 2005, as compared to $980,000 for the same period in 2004. For the six months ended June 30, 2005 and June 30, 2004, research and development expenses remained unchanged at $1.8 million.

General and Administrative. General and administrative expenses consist primarily of the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses decreased $52,000, or 8 percent, to $592,000 for the three months ended June 30, 2005 as compared to $644,000 for the same period in 2004. For the six months ended June 30, 2005 and June 30, 2004, general and administrative expenses remained unchanged at $1.2 million.

During the quarter ended March 31, 2004, we reduced some variable compensation accrued during 2003, to lower levels that we believe better reflected our estimates. This reduced operating expenses for the first quarter of 2004 by $219,000.

Total Other Income, net

Net total other income was $20,000 for the three months ended June 30, 2005, as compared to $86,000 for the same period in 2004. Net total other income was $119,000 for the six months ended June 30, 2005, as compared to $193,000 for the same period in 2004.

Provision for Income Taxes

The provisions for income taxes for the three and six months ended June 30, 2005 of $6,000 and $7,000, respectively, relate to foreign taxes. The provisions for income taxes for the three and six months ended June 30, 2004 of $4,000 and $4,000, respectively, relate primarily to foreign taxes and reversing a portion of our valuation allowance attributable to operating income.

At June 30, 2005, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

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

Liquidity and Capital Resources

As of June 30, 2005, our principal source of liquidity was our cash and cash equivalents of $2.1 million. During the six months ended June 30, 2005, we funded purchases of computer equipment of $16,000 with capital leases.

Net cash used in operating activities was $3.1 million for the six months ended June 30, 2005 as compared to $3.4 million for the same period in 2004. The small decrease in net cash used in operating activities results primarily from a decrease in cash outflows from reduced expenses. This decrease in cash outflows was largely offset by a decrease in cash inflows as the customers of some of our prior time-and-materials consulting engagements completed their initial projects and became self-sufficient.

Net cash used in investing activities was $14,000 for the six months ended June 30, 2005 as compared to net cash provided by investing activities of $32,000 for the same period in 2004.

Net cash provided by financing activities was $11,000 for the six months ended June 30, 2005 as compared to $208,000 for the same period in 2004. Net cash provided by financing activities for the six months ended June 30, 2005 included $27,000 of proceeds from employee stock purchase plan stock issuances. Net cash provided by financing activities for the six months ended June 30, 2004 included $100,000 of proceeds from employee stock purchase plan stock issuances, and $113,000 from employee stock option exercises.

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenue balances of $993,000 at June 30, 2005 and $1.1 million at December 31, 2004. When over time we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

During 2004 and continuing into 2005, we have carefully managed our accounts receivable and generated additional cash inflows wherever possible from our existing customer base and new customers. However, significant challenges and risks remain:

•	For the last several years, we have derived a significant portion of our cash inflows from time-and-materials consulting services performed for a limited number of large customers for whom we were completing enterprise applications development projects. These parties initially became customers of TenFold under our prior business model in earlier years. As these customers completed their initial projects and became self-sufficient, they reduced their purchases of time-and-materials consulting services (although most continue to purchase support from us and other services from time to time). These reductions have materially reduced our cash inflows. The last of these large time-and-materials consulting engagements was substantially completed during the quarter ended March 31, 2005.

•	We continue to invest in specific marketing initiatives intended to increase awareness and generate leads, as well as to carry the cost of direct sales staff to convert those leads to sales.

•	Although we have closed more sales to new customers in the first half of 2005 than we did in the same period in 2004, we continue to experience difficulty closing substantial new sales, and it is unclear when or if we can expect to predictably close significant sales to new or existing customers, and to achieve and sustain positive cash flow from operations.

•	We are seeking additional capital to support our operations until our cash flow from sales to new or existing customers provides sufficient cash flow, and that capital may or may not be available on acceptable terms.

We are cognizant of these challenges and risks and that we must generate cash from operations, business transactions, or capital raising to ensure sufficient liquidity for our operations and to support future growth. We are focusing on selling new, larger license deals with current customers who have experienced our value proposition, exploring distribution agreements, and continuing discussions with potential investors about the possibility of raising capital. In early August 2005, we completed an additional licensing transaction with a related party, Devon Way, resulting in a cash payment to TenFold of $1 million. See Note 11 of Notes to Condensed Financial Statements for more information.

However, there can be no assurance that we will be successful, and these risks may have a materially adverse affect on our future cash flow and operations. At our present levels of revenue generation and cash consumption, we will not have sufficient resources to continue as a going concern through 2005, as we will exhaust our existing cash balances in the fourth quarter of 2005.

See “Factors that May Affect Future Results and Market Price of Stock” for more information about risks facing TenFold.

Disclosure about Contractual Obligations

The following table sets forth summary information regarding certain contractual obligations recorded in the condensed financial statements as of June 30, 2005 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	65	36	29	—	—
Operating lease obligations	936	426	510	—	—
Purchase obligations	238	238	—	—	—
Other long term liabilities reflected on the registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$1,239	$700	$539	$—	$—

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 153 will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this new rule, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of 2006. We are currently evaluating the impact of SFAS 123R and expect the adoption to have a material impact on our financial position and results of operations. See Stock-Based Compensation in Note 5 of our Notes to Condensed Financial Statements for more information related to the pro forma effects on our reported net loss and loss per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and how to report a change in such circumstances. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Factors that May Affect Future Results and Market Price of Stock

We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. In addition, at our present levels of revenue generation and cash consumption, we will exhaust our existing cash balances in the fourth quarter of 2005. The following discussion elaborates on some of these risks.

If we are unable to generate sufficient cash flow from operations, or secure additional sources of financing, we will be unable to continue operations as a going concern

While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent accounting firm’s report on our December 31, 2004 financial statements, prepared by Tanner LC (formerly Tanner+Co), included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern. Our business model relies upon generating new sales to existing and new customers. During 2004 and continuing into 2005, we have carefully managed our accounts receivable and generated additional cash inflows wherever possible from our existing customer base and new customers. However, for the year ended December 31, 2004, net cash used in operations was $7.3 million, and for the six months ended June 30, 2005 net cash used in operations was $3.1 million. If we do not generate significant new sales to existing and new customers, or raise additional capital, in the near term, we will be required to sell part or all of our assets, and/or terminate operations. In such circumstances, it is unlikely that the proceeds from sales of our assets would be sufficient to fully satisfy our obligations to our creditors, and therefore it is unlikely that our existing stockholders would receive any value for their stock. If we raise additional capital, it may require pricing and other terms that result in substantial dilution to existing stockholders’ ownership interests in TenFold. There can be no assurance that we will be successful achieving sufficient cash flow.

We continue to experience difficulty in securing customer revenue

Although we have closed more sales to new customers in the first half of 2005 than we did in the period in 2004, we continue to face a challenging sales environment and we continue to experience difficulty closing substantial new sales, and it is unclear when or if we can expect to achieve significant sales to new or existing customers, and to achieve and sustain positive cash flow from operations. Furthermore, our uncertain future may make it less likely for customers to want to do business with us. As a result, there is no assurance that we will be able to convince future prospective customers to purchase products or services from us or that any customer revenue that is achieved can be sustained. If we are unable to obtain future customer revenue or outside financing, our operations, financial condition, liquidity, and prospects will be materially and adversely affected, and we will be required to sell part or all of our assets, and/or terminate operations.

Our sales cycle can be lengthy and subject to delays and these delays could cause our operating results to suffer

We believe that a customer’s decision to purchase significant products or services from us can involve a significant commitment of resources and be influenced by customer budget cycles. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefit of our products and services. Recently, we have been able to demonstrate new account penetration through small, introductory proof-of-concept projects including small development and deployment licenses and limited consulting services, and some of these projects have led to larger sales. However, historically, getting new customers to purchase significant licenses or services has required significant time and resources. Consequently, the period between initial contact and the purchase of our products or services can be long and subject to delays associated with the lengthy budgeting, approval, and competitive evaluation processes that typically accompany significant capital expenditures. Historically, our sales cycles have been lengthy and variable, typically ranging between three to twelve months from initial contact with a potential customer to the signing of a contract. Sales delays could cause our operating results to vary widely. There can be no assurance that we will not experience sales delays in the future. In addition, we face a challenging sales environment and there can be no assurance that we will have sales in the future.

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

We are substantially dependent on a small number of customers and the loss of one or more of these customers may cause revenues and cash flow to decline

We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of customers. For example, three customers accounted for a total of 87 percent of our total revenues for the year ended December 31, 2004 (individually 50 percent, 22 percent and 15 percent, respectively) and three customers accounted for a total of 55 percent of our revenues for the six months ended June 30, 2005 (individually 24 percent, 21 percent, and 10 percent of our total revenues, respectively). Significant reductions in the amount of business large customers conduct with us has previously and may in the future, materially and adversely affect our business, results of operations, financial position and liquidity. Replacing the loss of an important customer is unpredictable. Revenues and cash flows from a single customer or a few important customers may constitute a significant portion of our total revenues and cash inflows in a particular period, then decline as the volume of work performed for specific customers decreases as they complete projects. A major customer in one period may not continue to purchase significant licenses or services from us in a subsequent period.

The customer accounting for 16 percent of our total revenues for the three months ended June 30, 2005, is a related party. See Note 11 of our Notes to Condensed Financial Statements for more information related to this transaction.

The revenue from the customer who accounted for 50 percent of our total revenues for the year ended December 31, 2004 was primarily from the non-recurring transaction with Cedars during the second quarter of 2004. We do not expect Cedars to account for a significant percentage of our revenues in the future.

Our revenues from the two customers accounting for 22 percent and 15 percent of our total revenues for the year ended December 31, 2004, which was primarily time-and-materials consulting revenue, has decreased over time as these customers completed their current applications development projects and became more self-sufficient. The customer accounting for 15 percent of our total revenues for the year ended December 31, 2004 completed its use of our time-and-materials consulting services for its current application development project during the quarter ended September 30, 2004. We staffed this project with subcontractors who we released upon completion of these services. Our project for the customer accounting for 22 percent of our total revenues for the year ended December 31, 2004, and 24 percent of our total revenues for the six months ended June 30, 2005, was substantially completed during the quarter ended March 31, 2005.

We have previously recognized significant deferred revenues which will not be available in future periods

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenues of $1.1 million at December 31, 2004 compared to $7.6 million at December 31, 2003. The decrease resulted primarily from the recognition of previously deferred revenues during the quarter ended June 30, 2004, upon our successful conclusion of an earlier fixed-price applications development project. We had a deferred revenue balance of $993,000 at June 30, 2005 that we expect to recognize as revenues in future periods, but the timing of recognition is uncertain. We do not expect to recognize revenues or profits from deferred revenues during 2005 at the same levels that we experienced during 2004.

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

Our historical quarterly operating results have varied significantly and our future operating results could vary

Historically, our quarterly operating results have varied significantly. For example, during some years, we have had quarterly profits followed by losses in subsequent quarters. Our future operating results may continue to vary significantly. Until we achieve and sustain significant sales to new or existing customers, we expect to continue to experience losses.

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

Our errors and omissions coverage may not cover contractual disputes

While we maintain errors and omissions insurance coverage for claims related to customer contract disputes within the coverage scope and term, given the nature and complexity of the factors affecting the estimated liabilities, actual liabilities may exceed or be outside the scope of our current errors and omissions coverage. We can give no assurance that our insurance carrier will extend coverage to future claims. In addition, no assurance can be given that we will not be subject to material additional liabilities and significant additional litigation relating to errors and omissions arising from future claims.

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

We are involved in a litigation matter and may in the future be involved in further litigation or disputes that may be costly and time-consuming, and if we suffer adverse judgments, our operating results could suffer

We are involved in a class action suit against more than 300 issuers involving the underwriters of those issuers’ initial public offerings. Although we currently expect to resolve this matter without significant cost to TenFold, we may in the future face other litigation or disputes with customers, employees, business partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity. See “Legal Proceedings and Contingencies” generally for more information concerning our litigation and disputes.

Our settlements with Perot Systems and Cedars-Sinai Medical Center require that if we do not meet certain obligations their claims may be re-instated or re-asserted, and if this were to happen and we suffer adverse judgments, our operating results could suffer

Although we have settled prior disputes with Perot Systems and Cedars-Sinai Medical Center, and during 2004 entered into revised agreements with Cedars-Sinai that confirm our completion of the earlier project and provide for mutual releases from prior related claims, our agreements still require that we perform and meet certain obligations. If we are unable to or do not perform or meet these obligations, Perot Systems and Cedars-Sinai may re-instate or re-assert their respective prior claims against us. If either Perot Systems or Cedars-Sinai were to re-instate or re-assert their respective claims, an unfavorable outcome of the matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

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

International political and economic uncertainty could have an adverse impact on our business and on our operating results

Revenues from customers outside of North America were approximately 11 percent of total revenues for the six months ended June 30, 2005, and approximately 20 percent of total revenues for 2004. The international political and economic uncertainty caused by the ongoing war on terrorism and other international political developments may adversely impact our ability to continue existing relationships with our foreign customers and to develop new business abroad.

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

Reference is made to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” appearing on page 42 of TenFold’s 2004 Annual Report on Form 10-K for information relating to TenFold’s interest rate and currency rate risks. There have been no material changes in such risks through June 30, 2005.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Nancy Harvey (Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, Ms. Harvey concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended June 30, 2005.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 8 of Notes to Condensed Financial Statements for a description of legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 22, 2005, in Sandy, Utah. A total of 39,254,606 shares (approximately 85 percent of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each were:

•	Election of three directors to hold office until the 2007 Annual Meeting of Stockholders: Richard H. Bennett, Jr. – 38,114,974 shares cast for election and 1,139,632 shares withheld; Robert E. Parsons, Jr. – 38,843,304 shares cast for election and 411,302 shares withheld; and Jeffrey L. Walker – 38,111,560 shares cast for election and 1,143,046 shares withheld. The terms of the following other existing directors continued after the meeting: Stephen H. Coltrin, Robert W. Felton, Nancy M. Harvey and Ralph W. Hardy, Jr.

•	Ratification of the selection of Tanner LC as independent auditors of TenFold for the fiscal year ended December 31, 2005 – 39,091,587 shares cast for ratification, 82,829 shares cast against ratification, and 80,190 shares abstained.

•	Approval of an amendment to the 1999 Stock Plan increasing the number of shares of common stock reserved for issuance thereunder by 5,000,000 shares – 23,118,106 shares cast for ratification, 1,830,787 shares cast against ratification, 245,400 shares abstained, and 14,060,313 broker non-votes.

Item 6.	Exhibits

(a)	Exhibits

Number	Description

3.3	Bylaws of TenFold, as amended

11*	Computation of Shares used in Computing Basic and Diluted Net Loss Per Share.

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to “Notes to Condensed Financial Statements” herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TenFold Corporation

/s/ Nancy M. Harvey
Nancy M. Harvey President, Chief Executive Officer, and Chief Financial Officer August 15, 2005