Form 10-Q
period 2005-09-30
TENFOLD CORP /UT
filed 2005-11-14
CIK 1051118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of September 30, 2005, there were 46,445,749 shares of the registrant’s Common Stock outstanding.

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

TENFOLD CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,706	$5,225
Accounts receivable, (net of allowances for doubtful accounts of $21 and $29, respectively) (includes related party receivable of $11 and $0, respectively)	401	240
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $3, respectively)	41	74
Prepaid expenses and other assets	300	162
Other assets	14	14

Total current assets	2,462	5,715
Restricted cash	74	74
Property and equipment, net	416	626

Total assets	$2,952	$6,415

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$249	$265
Income taxes payable	341	1,340
Accrued liabilities	1,260	1,406
Deferred revenue	1,994	1,062
Current installments of obligations under capital leases	34	25

Total current liabilities	3,878	4,098

Long-term liabilities:
Obligations under capital leases, excluding current installments	19	36

Total long-term liabilities	19	36

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 120,000,000 shares
Issued and outstanding shares: 46,445,749 shares at September 30, 2005 and 46,377,219 shares at December 31, 2004	46	46
Additional paid-in capital	76,254	76,218
Deferred compensation	(9)	(20)
Accumulated deficit	(77,236)	(73,963)

Total stockholders’ equity (deficit)	(945)	2,281

Total liabilities and stockholders’ equity	$2,952	$6,415

The accompanying notes are an integral part of these condensed financial statements

TENFOLD CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
License	$124	$33	$440	$293
Services and other	1,368	1,723	4,361	15,547

Total revenues	1,492	1,756	4,801	15,840

Operating expenses:
Cost of revenues	707	1,038	2,458	5,019
Sales and marketing	667	1,045	2,227	1,941
Research and development	824	982	2,643	2,786
General and administrative	637	676	1,860	1,898

Total operating expenses	2,835	3,741	9,188	11,644

Income (loss) from operations	(1,343)	(1,985)	(4,387)	4,196

Other income (expense):
Interest income	13	25	50	71
Interest expense	(1)	(3)	(6)	(7)

Other income	—	1	87	152

Total other income, net	12	23	131	216

Income (loss) before income taxes	(1,331)	(1,962)	(4,256)	4,412
Provision (benefit) for income taxes	(990)	—	(983)	4

Net income (loss)	$(341)	$(1,962)	$(3,273)	$4,408

Basic earnings (loss) per common share	$(0.01)	$(0.04)	$(0.07)	$0.10

Diluted earnings (loss) per common share	$(0.01)	$(0.04)	$(0.07)	$0.08

Weighted average common and common equivalent shares used to calculate earnings (loss) per share:
Basic	46,434	46,312	46,415	46,148

Diluted	46,434	46,312	46,415	55,688

The accompanying notes are an integral part of these condensed financial statements

TENFOLD CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,273)	$4,408
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	241	270
Provision to bad debt reserve	(10)	52
Amortization of deferred compensation	11	13
Gain on sale of property and equipment	—	(62)
Changes in operating assets and liabilities:
Accounts receivable	(161)	560
Unbilled accounts receivable	43	(12)
Prepaid expenses and other assets	(138)	26
Accounts payable	(16)	(634)
Income taxes payable	(999)	8
Accrued liabilities	(146)	(3,880)
Deferred revenues	932	(6,284)

Net cash used in operating activities	(3,516)	(5,535)

Cash flows from investing activities:
Proceeds from sale of property and equipment	2	62
Additions to property and equipment	(17)	(38)

Net cash provided by (used in) investing activities	(15)	24

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	36	142
Exercise of common stock options	—	136
Principal payments on obligations under capital leases	(24)	(10)

Net cash provided by financing activities	12	268

Net decrease in cash and cash equivalents	(3,519)	(5,243)
Cash and cash equivalents at beginning of period	5,225	12,236

Cash and cash equivalents at end of period	$1,706	$6,993

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16	$9
Cash paid for interest	3	2
Equipment purchased under capital leases	16	76

The accompanying notes are an integral part of these condensed financial statements

TENFOLD CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited Condensed Financial Statements included herein have been prepared by TenFold Corporation (“TenFold”) pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, “TenFold,” the “Company,” “we,” “our” and similar terms refer to TenFold Corporation, unless the context indicates otherwise. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by accounting principles generally accepted in the United States has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2005.

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

As of September 30, 2005, our principal source of liquidity was our cash and cash equivalents of $1.7 million. Our net cash used in operating activities was $375,000 and $3.5 million for the three and nine months ended September 30, 2005, respectively. These results include $1.5 million we received from transactions with a related party, DevonWay. See Note 10 for more information.

During 2005, we have continued to carefully manage our cash resources and generate additional cash inflows wherever possible from our existing customer base and new customers. However, significant challenges and risks remain:

•	For the last several years, we have derived a significant portion of our cash inflows from time-and-materials consulting services performed for a limited number of large customers for whom we were completing enterprise applications development projects. These parties initially became customers of TenFold under our prior business model in earlier years. As these customers completed their initial projects and became self-sufficient, they reduced their purchases of time-and-materials consulting services (although most continue to purchase support from us and other services from time to time). These reductions have materially reduced our cash inflows. The last of these large time-and-materials consulting engagements was substantially completed during the quarter ended March 31, 2005.

•	We continue to invest in specific marketing initiatives intended to increase awareness and generate leads, as well as to carry the cost of direct sales staff to convert those leads to sales.

•	Although we have closed more sales to new customers in the nine months ended September 30, 2005, than we did in the same period in 2004, we continue to experience difficulty closing substantial new sales, and it is unclear when or if we can expect to achieve significant sales to new or existing customers, and to achieve and sustain positive cash flow from operations.

•	We are seeking additional capital to support our operations until our sales to new or existing customers provides sufficient cash flow, and that capital may or may not be available on acceptable terms.

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

Recently, several of our independent Board members expressed interest in considering and possibly participating in a capital raising transaction that might include potential outside investors. The possible transaction would seek to raise approximately $5-10 million. These conversations are preliminary and investigative and as of this time, no specific terms have been negotiated or agreed upon and there can be no assurance that any transaction will occur.

There can be no assurance that we will be successful raising capital, and these risks may have a materially adverse affect on our future cash flow and operations. Without material cash inflows from new sales or capital raising, we will not have sufficient resources to continue as a going concern through 2005, as we will exhaust our existing cash balances in the fourth quarter of 2005.

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

As a result, the amounts allocated to individual contract elements (such as license, consulting, training and support) for accounting purposes may differ from the amounts stated in the contract for those individual elements, but not in total. For example, at the end of Q1 2005, we completed a transaction with a new customer with a contract amount for licenses of approximately $340,000. However, for accounting purposes, the license fee was allocated to services as the contract price for the related services was below its VSOE, and we recognized this revenue as services revenue as we performed the related services in Q2 and Q3.

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

For a $1 million license agreement that we executed in August 2005, that contains a discount that cannot be determined at the inception of the agreement, we expect to recognize the related license revenue 16 months later, at the end of the estimated economic life of the release of EnterpriseTenFold provided to the customer. We are using the end of the estimated economic life to recognize the revenue because we do not have vendor specific objective evidence of fair value (“VSOE”) for the related post-contract customer support, due to the discount, and therefore we cannot allocate the revenue until the discount is known at the end of the estimated economic life. See Note 10 for more information.

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

3.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic earnings (loss) per share – net income (loss) available to common stockholders	$(341)	$(1,962)	$(3,273)	$4,408

Numerator for diluted earnings (loss) per share	$(341)	$(1,962)	$(3,273)	$4,408

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	46,434	46,312	46,415	46,148

Employee stock options	—	—	—	9,540

Denominator for diluted earnings (loss) per share	46,434	46,312	46,415	55,688

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.01)	$(0.04)	$(0.07)	$0.10

Diluted earnings (loss) per common share	$(0.01)	$(0.04)	$(0.07)	$0.08

Employee stock options that could potentially dilute basic earnings (loss) per share in the future, of which there were 22,844,929 outstanding during the three and nine months ended September 30, 2005, that have a weighted average exercise price of $1.86 per share, and that could potentially dilute basic earnings (loss) per share in the future, were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods. Similarly, employee stock options that could potentially dilute basic earnings (loss) per share in the future, of which there were 21,338,933 and 4,958,204 outstanding during the three and nine months ended September 30, 2004, respectively, that had a weighted average exercise price of $2.11 and $6.22 per share, were not included in the computation of diluted earnings (loss) per share.

4.	Restricted Cash

Restricted cash of $74,000 at September 30, 2005 and at December 31, 2004 is maintained to support various accounts payable activities.

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

Had compensation expense for our stock option plan and the employee stock purchase plan been determined based on the fair value at the grant date for awards or purchase rights under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock Based Compensation, our net income (loss) for the three and nine months ended September 30, 2005 and 2004 would have been as follows (in thousands except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stock – as reported	$(341)	$(1,962)	$(3,273)	$4,408
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3	4	11	13
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(966)	(2,058)	(4,701)	(9,825)

Loss applicable to common stock – pro forma	$(1,304)	$(4,016)	$(7,963)	$(5,404)

Income (loss) per common share – as reported
Basic	$(0.01)	$(0.04)	$(0.07)	$0.10

Diluted	$(0.01)	$(0.04)	$(0.07)	$0.08

Loss per common share – pro forma
Basic	$(0.03)	$(0.09)	$(0.17)	$(0.12)

Diluted	$(0.03)	$(0.09)	$(0.17)	$(0.12)

The effect of SFAS 123 on pro forma net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2005 and 2004 may not be representative of the effects on pro forma results in future years.

6.	Income Taxes

The benefit for income taxes for the three and nine months ended September 30, 2005 relates primarily to reversing accruals for state taxes that were no longer deemed necessary. There was no provision for income taxes for the three months ended September 30, 2004 since no provision was necessary based upon results for the period. The provision for income taxes for the nine months ended September 30, 2004 relates primarily to foreign taxes and reversing a portion of our valuation allowance attributable to operating income.

The valuation allowance as of September 30, 2005 was recorded in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of deferred tax assets.

7.	Commitments

We lease office space and equipment under non-cancelable lease agreements, which expire at various dates through 2007. Future minimum lease payments under non-cancelable operating and capital lease obligations, in excess of one year and excluding obligations accrued as part of restructurings, at September 30, 2005 are as follows (in thousands):

	Total	Operating	Capital
2005	$116	$107	$9
2006	468	431	37
2007	303	293	10
Thereafter	—	—	—

Total minimum lease payments	$887	$831	56

Less: Amount representing interest			(3)

Present value of net minimum capital lease payments			53
Less: Current installments of obligations under capital leases			(34)

Obligations under capital leases, excluding current installments			$19

8.	Legal Proceedings and Contingencies

Recently Resolved Matters

Earlier in 2005, we settled two litigation matters. Our insurance carriers paid the entire amount of the confidential settlement sums above the self-insurance retention we previously paid to cover legal defense costs. In neither of these settlement agreements did any party admit liability. See our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 for more information.

Unresolved Stockholder Matter

On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of our officers and directors, and certain underwriters of our initial public offering. An amended complaint was filed on April 24, 2002. TenFold and certain of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including TenFold. On June 27, 2003, our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of TenFold and of the individual defendants for the alleged wrongful conduct in the Amended Complaint. We agreed to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. In June 2004, a motion for preliminary approval of the settlement was filed with the Court. The underwriters filed a memorandum with the Court opposing preliminary approval of the settlement. The court granted preliminary approval of the settlement on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on

November 15, 2005 and completed by January 15, 2006. The settlement fairness hearing has been set for April 26, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. At this point, we do not believe that this lawsuit will have a material adverse impact on our business, results of operations, financial position, or liquidity. Accordingly, no related losses have been provided for in our accompanying financial statements.

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including a right to replace an infringing product or cancel the software license and return the fees paid by the customer. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements, and no such claims were outstanding at September 30, 2005. As a result, we have not recorded a liability for infringement costs as of September 30, 2005.

Our agreements with customers also generally provide a warranty that for so long as the customer is paying for support services, our software will materially conform to the related documentation, and that our software has been developed in a workmanlike manner. To date, we have not incurred significant warranty costs. As a result, we have not recorded a liability for warranty costs as of September 30, 2005.

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

Revenues from customers outside of North America were approximately 8 percent of total revenues for the three months ended September 30, 2005 as compared to 22 percent of total revenues for the same period in 2004. For the nine months ended September 30, 2005, revenues from customers outside of North America were approximately 10 percent of total revenues as compared to 20 percent of total revenues for the same period in 2004. For the three and nine months ended September 30, 2005, the decrease in revenues from customers outside of North America is primarily due to a decrease in revenues from a UK customer that completed its use of our time-and-materials consulting services for an application development project during the quarter ended September 30, 2004. Our long-lived assets are deployed in the United States.

Two customers accounted for a total of 37 percent of our revenues for the three months ended September 30, 2005 (individually 23 percent and 14 percent of our total revenues, respectively) compared to two customers accounting for a total of 49 percent of our revenues for the same period in 2004 (individually 39 percent and 10 percent of our total revenues, respectively). Three customers accounted for a total of 51 percent of our revenues for the nine months ended September 30, 2005 (individually 22 percent, 19 percent, and 10 percent of our total revenues, respectively) compared to three customers accounting for a total of 88 percent of our revenues for the same period in 2004 (individually 53 percent, 19 percent, and 16 percent). No other single customer accounted for more than 10 percent of our total revenues for the three and nine months ended September 30, 2005 or the same periods in 2004.

Our customer accounting for 14 percent and 10 percent of our total revenues for the three and nine months ended September 30, 2005, respectively, DevonWay, is a related party. See Note 10 for more information related to these transactions.

Our project for the customer accounting for 19 percent of our total revenues for the nine months ended September 30, 2005, was substantially completed during the quarter ended March 31, 2005. We expect to provide additional services to the two customers that accounted for 22 percent and 10 percent of our revenues for the nine months ended September 30, 2005. However, in future periods, the amount of revenue from these customers will likely not be nearly as significant as in past periods as the volume of work performed for these customers decreases as they complete projects. A significant customer in one period may not continue to purchase significant licenses or services from us in a subsequent period.

10.	Related Party Transactions

In June 2005, we entered into an agreement with a new customer, DevonWay, to provide licenses, consulting services, technical support services, and training, for a total of approximately $314,000. In August 2005, we completed a further licensing transaction with DevonWay, resulting in a cash payment to TenFold of $1 million. A long-time member of our Board of Directors and our recently elected Chairman, Robert W. Felton, is the founder and majority shareholder of DevonWay. All disinterested members of our Board of Directors approved of these related party transactions and our general ongoing business relationship with DevonWay.

During September 2005, we entered into additional consulting and training agreements with DevonWay totaling approximately $120,000.

Although we received a $1 million license payment from DevonWay in August 2005, for accounting purposes we have deferred recognition of this revenue until the end of the estimated economic life of the release of EnterpriseTenFold provided to DevonWay, because the license agreement contains a discount that cannot be determined at inception of the agreement. We are using the end of the estimated economic life to recognize the revenue because we do not have vendor specific objective evidence of fair value (“VSOE”) for the related post-contract customer support, due to the discount, and therefore we cannot allocate the revenue until the discount is known at the end of the estimated economic life. For accounting purposes, management estimates that the economic life is 16 months, and as a result no revenue will be recognized from this license until it is all recognized in a lump sum in the latter part of 2006.

Our revenues from DevonWay are license revenues of $160,000 for the nine months ended September 30, 2005, and services and other revenues of $216,000 and $332,000 for the three and nine months ended September 30, 2005, respectively. As of September 30, 2005, we had accounts receivable from DevonWay of $11,000. For the three and nine months ended September 30, 2005, we received cash inflows from DevonWay of $1.3 million and $1.5 million, respectively.

11.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 has not had a material impact on our financial position or results of operations.

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

Business Overview

TenFold is the provider of EnterpriseTenFold™ (formerly “Universal Application”), a software applications platform. We believe that with EnterpriseTenFold, customers get feature-rich, high-quality, complex enterprise applications into production faster and at significantly lower cost than with other applications development technologies. In addition to facilitating critical IT responsibilities, TenFold provides a tool and methodology that business people can use to build applications, thereby enabling organizations to directly leverage their business experience and insight to build and adapt applications easily to meet changing business requirements.

We regularly update our flagship product, EnterpriseTenFold, with substantial new features and functionality. Our most recent release, EnterpriseTenFold MarketForce, is a portable, multi-user applications development and deployment platform that includes: the ability to automatically produce complete applications documentation; multiple forms of XML support including XML-based web browser client; Web Services; graphic fields and web fields; new all-open source Linux/MySQL/Apache web server platform support; and numerous productivity, usability, performance, and customization features.

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

In 1999, we completed our initial public offering. In 1999 and early 2000, we tested a new business model that caused us to face significant financial, legal, and operational issues. Starting in late 2000 we took steps to resolve the financial and legal liabilities that arose as a result of the interim business model and to restore the company to sound business health.

We raised capital twice during 2003. In February 2003, Robert W. Felton, a long-time TenFold director, and our recently elected Chairman, made an investment of $700,000 in TenFold, by acquiring restricted TenFold common stock. In December 2003, we closed a $ 10 million private placement of restricted TenFold common stock.

During 2003 and 2004, we continued sales and marketing related initiatives including establishing alliance relationships with distributors such as VARs; prototyped a new sales model focusing on selling small, paid proof-of-concept projects; initiated internet access to TenFold technology; introduced TenFold Support SpeedPro, making expert consultants available for short-duration projects; and, increased marketing and public relations efforts to broaden awareness of and interest in TenFold technology.

During 2004, we earned revenues from 34 customers including three prestigious market-leading customers who implemented mission critical TenFold-powered applications and rolled them into robust production: JPMorgan Chase (global securities lending for both international and domestic traders); Vertex, a UK-based utility sector customer management and billing company (customer management and billing application); and Cedars-Sinai Medical Center (additional applications including Patient Management and Orders Communication).

Year-to-Date 2005 Highlights

For the first nine months of 2005, we had revenues of $4.8 million, an operating loss of $4.4 million, and a net loss of $3.3 million. This compares to revenues of $15.8 million, operating income of $4.2 million, and net income of $4.4 million for the same period of 2004. It is unclear when or if we can expect to predictably close significant sales to new or existing customers, and until we do so we are likely to continue to experience losses and negative cash flow. Without material cash inflows from new sales or capital raising, we will not have sufficient resources to continue as a going concern through 2005, as we will exhaust our existing cash balances in the fourth quarter of 2005.

Our principal initiatives during 2005 are:

Driving greater awareness of TenFold, TenFold technology, and generating leads

We continue to focus substantial effort on our marketing and public relations efforts to increase awareness of TenFold, TenFold technology, and to generate leads. Coverage during 2005 includes a substantial product review of EnterpriseTenFold MarketForce by PCMagazine, interviews in UtiliPoint and ZDNet, and coverage in Software Development Times and CNET. In March 2005, TenFold received the 2005 Software Development Jolt Product Excellence Award in the Business Integration and Data Tools category. In May, we announced that a client of our customer, Vertex, won a prestigious Information Technology Initiative Achievement Award for its TenFold-powered utility billing and customer service application.

We use a multi-faceted, integrated approach to marketing that includes e-mail, direct mail, and telemarketing to support our TenFold Seminars as our principal approach to introducing people to TenFold and TenFold technology. We use a sophisticated TenFold-powered application, ContactManager, to measure and manage Telemarketing staff productivity, produce lead-generation metrics, and track the progress of our TenFold Seminar and other marketing initiatives. We aggressively pursue leads generated by our web site, white papers, free software, registrants, attendees, and individuals who responded to our outreach but were not able to attend a seminar. During the first half of 2005, our lead generation increased substantially. In the second quarter, we generated nearly as many leads as in all of 2004. During the first half of 2005, we hosted seminars in Atlanta, Boston, Chicago, Dallas, Irvine, Los Angeles, Minneapolis, New York City, Salt Lake City, San Diego, San Francisco Bay Area, Seattle, Toronto, and Washington DC. We began an eighteen-seminar Fall promotional campaign at the end of the third quarter.

During Q3, we used TenFold technology to build and launch a new, higher-sizzle, public web site at www.tenfold.com. We have received considerable positive feedback on the web site, its wealth of information, and usability. Lead generation directly attributed to white papers and downloads of free TenFold software available from our web site are up considerably since we introduced this new web site.

During Q3, we assisted a TenFold Board member preparing to deploy two TenFold-powered applications into production. One application, ouROOTS, is a powerful next generation replacement to the widely distributed genealogy application PAF (Personal Ancestral File) and includes features like ancestral tree comparison, management of complex genealogy data, ability to share family trees with others, and many other features not available in PAF. Our Board member intends to distribute ouROOTS free-of-charge over the internet to all interested genealogists. He is completing performance tuning for a targeted release in Q4.

Penetrating new accounts and building to significant business relationships

We continue to focus new-customer sales on selling small, proof-of-concept projects as part of our Penetrate and Radiate sales program. Once we complete an initial project, we attempt to radiate into the account by selling additional services and licenses. The financial impact of the initial, Penetrate, new-account transactions is immaterial to our overall financial performance. However, as discussed further below, some of these accounts radiate from proof-of-concept projects to purchase production licenses and additional services.

During Q1, XanGo, a high growth Utah-based Multi-Level-Marketing company became a new customer. XanGo needed to replace an existing, mission-critical marketing application and to make it available globally in varied languages including Japanese. During a paid three-week consulting project, TenFold and XanGo personnel built a first version of a multi-level-marketing application which XanGo has continued to enhance and prepare for taking into full production during Q4. During Q1, XanGo purchased deployment licenses in a contract amount of approximately $340,000. (See Note 2 to Notes to Condensed Financial Statements for a description of how we treat these license amounts for accounting purposes). We continue to provide training and consulting services to XanGo as needed.

During Q2, we began to provide consulting, training, and support services to DevonWay, a company that is seeking to transform the way utilities access and manage their internal and customer information through a subscription-based, on-demand, offering of sophisticated utility-industry applications. Robert W. Felton, a long-time TenFold Board member and a substantial TenFold shareholder (as well as the recently elected Chairman of our Board of Directors), and the former founder and CEO of Indus International, is the founder and majority shareholder of DevonWay. During Q2, DevonWay purchased licenses for the contract amount of $160,000 and in Q3, DevonWay purchased for $1 million a perpetual enterprise license allowing it to host in its own or its customers’ data centers applications for the process industry sector. Any DevonWay customers wishing to enhance, maintain, or host those applications will need to buy an EnterpriseTenFold license. DevonWay continues to purchase additional consulting and other services and recently partnered with TenFold to make enhancements to the EnterpriseTenFold browser capabilities. (See Note 2 to Notes to Condensed Financial Statements for a description of how we treat these license amounts for accounting purposes.)

During Q1 and Q2, we provided consulting, training, and license services to CIBT, a U.S. company specializing in the travel-industry process of arranging and obtaining visas to travelers from all over the United States. During Q3, CIBT took their new application, TravelPass, into full production and stopped using their legacy application. CIBT reports that this was both a straightforward production implementation and enabled staff productivity improvements.

Customers that have completed and deployed TenFold-powered applications recently include: SunPower Geothermal, which took their SunSales application into production in Q3 for salespeople, engineers, and business executives to track products and sales; and RemedyMD, which took their content management system into production in Q4.

Customers with TenFold-powered applications in production today include, among others, Abbey National Bank, Allstate Insurance, Barclays Global Investors, Cedars-Sinai Medical Center, Deutsche Bank, Dresdner Bank, Franklin Templeton, iplan networks, JPMorgan Chase, MedCath, Rand Technology, Trinity Health, and Vertex (a subsidiary of United Utilities).

New accounts during Q3 include, among others, Prosper Media, which built the ProsperPlus application, a web-based campaign management application that tracks and manages leads and handles all ordering, billing and payment and which it is preparing to take ProsperPlus into production in Q4; and ADBA, which built an application to replace and enhance a legacy system to track dog pedigrees and ownership and which it is preparing to take it into production in Q4.

Our prospect pipeline continues to grow. We have proof-of-concept project proposals outstanding at accounts including The Church of Jesus Christ of Latter-day Saints, Sears, On Point Technology, AutoGas Systems, OC Tanner, Zions Bank, and Best Western San Juan Capistrano. We have Radiate proposals under consideration at accounts including Disney, Guidant, and Ingenix.

Starting in Q2, we began to address the interest of first-tier, global Systems Integrators including the Computer Sciences Corporation (“CSC”), SAIC, BAE and IBM. During July 2005, we completed two projects for CSC. The initial two week ApplicationSurvey provided a database design and project plan for building a life insurance claims processing application and a subsequent three-week project demonstrated a first version of the application built by a team comprised of two TenFold staff and two CSC staff, only one of whom had completed TenFold’s one week introductory training class. The application that they built in three weeks included a connection to a legacy life insurance policy system, complex business rules for settling life insurance claims, and processed the test cases included in the definition of the project. The project team conducted two different, well-attended demonstrations of the application and numerous one-on-one demonstrations to interested executives. After the proof of concept project, we had preliminary discussion regarding production licenses and next steps, but we have not heard further from CSC at this point.

During Q3, we participated in a proof-of-concept project for a U.S. intelligence related agency with staff from SAIC and BAE. A four-person project team comprised of two TenFold staff and two others, both of whom had completed TenFold’s one week introductory training class, completed their proof-of-concept project. Additional service and licensing discussions are underway.

During Q3, we met with an IBM executive to introduce TenFold and to discuss the possible value of TenFold’s rapid applications development technology to an applications on demand business. During Q4, we have had follow-up meetings with IBM technologists and hosted an IBM executive in a week-long TenFold training class. Separately, we have agreed to participate in a team sales effort to pursue a Salt Lake City based global enterprise at which we believe previous TenFold discussions stalled due to concerns of TenFold’s viability.

During Q3, we continued to provide services to our three largest long-tenure customers, JPMorgan Chase, Cedars-Sinai Medical Center, and Vertex.

We continue to pursue other distribution channels to broaden our distribution. We continue to work with our largest partner, Perot Systems, as it continues the implementation of the TenFold-powered application at Cedars-Sinai. Our larger VARs, Redi2 Technologies and Vertex, continue to actively pursue new accounts for their TenFold-powered financial and utility billing applications in North America and the United Kingdom. In August 2005, Redi2 announced its biggest customer win to date, adding Newton Investment Management to accounts including Mellon Financial.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of selected items from our statements of operations to total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
License	8%	2%	9%	2%
Services and other	92%	98%	91%	98%

Total revenues	100%	100%	100%	100%
Operating expenses:
Cost of revenues	47%	59%	51%	32%
Sales and marketing	45%	60%	46%	12%
Research and development	55%	56%	55%	17%
General and administrative	43%	38%	39%	12%

Total operating expenses	190%	213%	191%	73%

Income (loss) from operations	(90%)	(113%)	(91%)	27%
Total other income, net	1%	1%	3%	1%

Income (loss) before income taxes	(89%)	(112%)	(88%)	28%
Provision for income taxes	(66%)	—	(20%)	—

Net income (loss)	(23%)	(112%)	(68%)	28%

Revenues

Total revenues decreased $264,000, or 15 percent, to $1.5 million for the three months ended September 30, 2005, as compared to $1.8 million for the same period in 2004. For the nine months ended September 30, 2005, total revenues decreased $11.0 million, or 70 percent, to $4.8 million as compared to $15.8 million for the same period in 2004.

Services and other revenues decreased $355,000, or 21 percent, to $1.4 million for the three months ended September 30, 2005 as compared to $1.7 million for the same period in 2004. For the nine months ended September 30, 2005, services and other revenues decreased $11.1 million, or 72 percent, to $4.4 million as compared to $15.5 million for the same period in 2004.

Our results for the nine months ended September 30, 2004 include $8.1 million in revenues, and $150,000 in operating costs, related to the completion of an earlier fixed-price applications development project with Cedars-Sinai Medical Center (“Cedars”). This completed the recognition of these revenues and related costs that were deferred in earlier years pending confirmation of the completion of the applications development project and resolution of potential disputes between the parties.

Excluding the effect of this Cedars transaction, we would have had revenues of $7.7 million, and a net loss of $3.5 million for the nine months ended September 30, 2004. In addition to the decrease related to the Cedars transaction, services and other revenues decreased during the three and nine months ended September 30, 2005, due to decreases in revenues from certain customers who purchased less time-and-materials consulting from us over time as they completed their applications development projects and became more self-sufficient. One customer completed its use of our time-and-materials consulting services for its applications development project during the quarter ended September 30, 2004. Another large customer’s time-and-materials consulting engagement was substantially completed during the quarter ended March 31, 2005. These decreases were partially offset by consulting revenues from new customers.

In June 2005, we entered into an agreement with a new customer, DevonWay, to provide licenses, consulting services, technical support services, and training, for a total of approximately $314,000. In August 2005, we completed a further licensing transaction with DevonWay, resulting in a cash payment to TenFold of $1 million. A long-time member of our Board of Directors and recently elected Chairman, Robert W. Felton, is the founder and majority shareholder of DevonWay. Our revenues from DevonWay are license revenues of $160,000 for the nine months ended September 30, 2005, and services and other revenues of $216,000 and $332,000 for the three and nine months ended September 30, 2005, respectively. See Note 10 of the Notes to Condensed Financial Statements for more information.

Although customers purchased licenses with contract values totaling $1.2 million (including the $1 million license to DevonWay described above) for the three months ended September 30, 2005, we recorded license revenues for accounting purposes of $124,000, up from $33,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, customers purchased licenses with contract values totaling $1.8 million and for accounting purposes we recorded license revenues of $440,000, up $147,000, or 50 percent, as compared to $293,000 for the same period in 2004. For accounting purposes, the amounts allocated to individual contract elements (such as licenses) may differ from the amounts stated in the contract for those individual elements, and the timing of their recognition as revenue may be later than the period in which they are sold. See Note 2 of the Notes to Condensed Financial Statements for more information.

Revenues from customers outside of North America were approximately 8 percent of total revenues for the three months ended September 30, 2005 as compared to 22 percent of total revenues for the same period in 2004. For the nine months ended September 30, 2005, revenues from customers outside of North America were approximately 10 percent of total revenues as compared to 20 percent of total revenues for the same period in 2004. For the three and nine months ended September 30, 2005, the decrease in revenues from customers outside of North America is primarily due to a decrease in revenues from a UK customer that completed its use of our time-and-material consulting services for an applications development project during the quarter ended September 30, 2004. Our long-lived assets are deployed in the United States.

Two customers accounted for a total of 37 percent of our revenues for the three months ended September 30, 2005 (individually 23 percent and 14 percent of our total revenues, respectively) compared to two customers accounting for a total of 49 percent of our revenues for the same period in 2004 (individually 39 percent and 10 percent of our total revenues, respectively). Three customers accounted for a total of 51 percent of our revenues for the nine months ended September 30, 2005 (individually 22 percent, 19 percent, and 10 percent of our total revenues, respectively) compared to three customers accounting for a total of 88 percent of our revenues for the same period in 2004 (individually 53 percent, 19 percent, and 16 percent). No other single customer accounted for more than 10 percent of our total revenues for the three and nine months ended September 30, 2005 or the same periods in 2004.

Our customer accounting for 14 percent and 10 percent of our total revenues for the three and nine months ended September 30, 2005, respectively, DevonWay, is a related party. See Note 10 of the Notes to Condensed Financial Statements for more information related to these transactions.

Our project for the customer accounting for 19 percent of our total revenues for the nine months ended September 30, 2005, was substantially completed during the quarter ended March 31, 2005. We expect to provide additional services to the two customers who accounted for 22 percent and 10 percent of our revenues for the nine months ended September 30, 2005. However, in future periods, the amount of revenue from these customers will likely not be nearly as significant as in past periods as the volume of work performed for these customers decreases as they complete projects. A significant customer in one period may not continue to purchase significant licenses or services from us in a subsequent period.

Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel and contractors to provide applications development and implementation consulting, support, and training services. Cost of revenues decreased $331,000, or 32 percent, to $707,000 for the three months ended September 30, 2005, as compared to $1.0 million for the same period in 2004. For the nine months ended September 30, 2005, cost of revenues decreased $2.6 million, or 51 percent, to $2.5 million as compared to $5.0 million for the same period in 2004. The decrease in cost of revenues is primarily due to having fewer staff (particularly subcontractors) working on certain customer projects as these customers completed their applications development projects and became more self-sufficient. In particular, the UK project that ended during the quarter ended September 30, 2004 was staffed with subcontractors who we released upon completion of the services.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel; and marketing seminars, public relations, advertising and other marketing expenses. Sales and marketing expenses decreased $378,000, or 36 percent, to $667,000 for the three months ended September 30, 2005, as compared to $1.0 million for the same period in 2004. For the nine months ended September 30, 2005, sales and marketing expenses increased $286,000, or 15 percent, to $2.2 million as compared to $1.9 million for the same period in 2004. For the three months ended September 30, 2005, the decrease in sales and marketing expenses is primarily due to timing differences for seminar costs as we held fewer seminars during the three months ended September 30, 2005 than during the comparable period in 2004, as we started our fall seminar schedule later in 2005 than in 2004, and due to a decrease in average sales and marketing headcount compared to the same period in 2004.

For the nine months ended September 30, 2005, the increase in sales and marketing expenses is primarily due to an increase in marketing activities and an expansion of sales staffing compared to the same period in 2004.

Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $158,000, or 16 percent, to $824,000 for the three months ended September 30, 2005, as compared to $982,000 for the same period in 2004. For the nine months ended September 30, 2005, research and development expenses decreased $143,000, or 5 percent, to $2.6 million as compared to $2.8 million for the same period in 2004.

General and Administrative. General and administrative expenses consist primarily of the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses decreased $39,000, or 6 percent, to $637,000 for the three months ended September 30, 2005 as compared to $676,000 for the same period in 2004. For the nine months ended September 30, 2005 and September 30, 2004, general and administrative expenses remained unchanged at $1.9 million.

During the quarter ended March 31, 2004, we reduced some variable compensation accrued during 2003, to lower levels that we believe better reflected our estimates. This reduced operating expenses for the first quarter of 2004 by $219,000.

Total Other Income, net

Net total other income was $12,000 for the three months ended September 30, 2005, as compared to $23,000 for the same period in 2004. Net total other income was $131,000 for the nine months ended September 30, 2005, as compared to $216,000 for the same period in 2004.

Provision for Income Taxes

The benefit for income taxes for the three and nine months ended September 30, 2005 of $990,000 and $983,000, respectively, relates primarily to reversing accruals for state taxes that were no longer deemed necessary. There was no provision for income taxes for the three months ended September 30, 2004 since no provision was necessary based upon results for the period. The provision for income taxes for the nine months ended September 30, 2004 of $4,000 relates primarily to foreign taxes and reversing a portion of our valuation allowance attributable to operating income.

At September 30, 2005, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

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

For a license agreement that we executed in August 2005 that contains a discount that cannot be determined at the inception of the agreement, we expect to recognize the related license revenue at the end of the estimated economic life of the release of EnterpriseTenFold provided to the customer. We are using the end of the estimated economic life to recognize the revenue because we do not have vendor specific objective evidence of fair value (“VSOE”) for the related post-contract customer support, due to the discount, and therefore we cannot allocate the revenue until the discount is known at the end of the estimated economic life. For accounting purposes, management estimates that the economic life is 16 months after considering factors such as the rapid pace of technological change in the software industry generally and particularly in TenFold’s market, the pace at which TenFold produces new releases of TenFold technology with substantial technological improvements, and the pace at which TenFold’s customers adopt new releases of TenFold technology.

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

Liquidity and Capital Resources

As of September 30, 2005, our principal source of liquidity was our cash and cash equivalents of $1.7 million. During the nine months ended September 30, 2005, we funded purchases of computer equipment of $16,000 with capital leases.

Net cash used in operating activities was $3.5 million for the nine months ended September 30, 2005 as compared to $5.5 million for the same period in 2004. The decrease in net cash used in operating activities results primarily from a decrease in cash outflows from reduced expenses. This decrease in cash outflows was partially offset by a decrease in cash inflows as the customers of some of our prior time-and-materials consulting engagements completed their initial projects and became self-sufficient.

Net cash used in investing activities was $15,000 for the nine months ended September 30, 2005 as compared to net cash provided by investing activities of $24,000 for the same period in 2004.

Net cash provided by financing activities was $12,000 for the nine months ended September 30, 2005 as compared to $268,000 for the same period in 2004. Net cash provided by financing activities for the nine months ended September 30, 2005 included $36,000 of proceeds from employee stock purchase plan stock issuances. Net cash provided by financing activities for the nine months ended September 30, 2004 included $142,000 of proceeds from employee stock purchase plan stock issuances, and $136,000 from employee stock option exercises.

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenue balances of $2.0 million at September 30, 2005 and $1.1 million at December 31, 2004. When over time we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

During 2005, we have continued to carefully manage our cash resources and generate additional cash inflows wherever possible from our existing customer base and new customers. However, significant challenges and risks remain:

•	For the last several years, we have derived a significant portion of our cash inflows from time-and-materials consulting services performed for a limited number of large customers for whom we were completing enterprise applications development projects. These parties initially became customers of TenFold under our prior business model in earlier years. As these customers completed their initial projects and became self-sufficient, they reduced their purchases of time-and-materials consulting services (although most continue to purchase support from us and other services from time to time). These reductions have materially reduced our cash inflows. The last of these large time-and-materials consulting engagements was substantially completed during the quarter ended March 31, 2005.

•	We continue to invest in specific marketing initiatives intended to increase awareness and generate leads, as well as to carry the cost of direct sales staff to convert those leads to sales.

•	Although we have closed more sales to new customers in the first nine months of 2005 than we did in the same period in 2004, we continue to experience difficulty closing substantial new sales, and it is unclear when or if we can expect to predictably close significant sales to new or existing customers, and to achieve and sustain positive cash flow from operations.

•	We are seeking additional capital to support our operations until sales to new or existing customers provides sufficient cash flow, and that capital may or may not be available on acceptable terms.

We are cognizant of these challenges and risks and that we must generate cash from operations, business transactions, or capital raising to ensure sufficient liquidity for our operations and to support future growth. We are focusing on selling new, larger license deals with current customers who have experienced our value proposition, exploring distribution agreements, and in continuing discussions with potential investors about the possibility of raising capital.

Recently, several of our independent Board members expressed interest in considering and possibly participating in a capital raising transaction that might include potential outside investors. The possible transaction would seek to raise approximately $5-10 million. These conversations are preliminary and investigative and as of this time, no specific terms have been negotiated or agreed upon and there can be no assurance that any transaction will occur.

There can be no assurance that we will be successful raising capital, and these risks may have a materially adverse affect on our future cash flow and operations. Without material cash inflows from new sales or capital raising, we will not have sufficient resources to continue as a going concern through 2005, as we will exhaust our existing cash balances in the fourth quarter of 2005.

See “Factors that May Affect Future Results and Market Price of Stock” for more information about risks facing TenFold.

Disclosure about Contractual Obligations

The following table sets forth certain contractual obligations recorded in the condensed consolidated financial statements as of September 30, 2005 and summary information is presented in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	56	37	19	—	—
Operating lease obligations	831	429	402	—	—
Purchase obligations	204	204	—	—	—
Other long term liabilities reflected on the registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$1,091	$670	$421	$—	$—

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 has not had a material impact on our financial position or results of operations.

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

Factors that May Affect Future Results and Market Price of Stock

We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. In addition, without material cash inflows from new sales or capital raising, we will exhaust our existing cash balances in the fourth quarter of 2005. The following discussion elaborates on some of these risks.

If we are unable to generate sufficient cash flow from operations, or secure additional sources of financing, we will be unable to continue operations as a going concern

While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent accounting firm’s report on our December 31, 2004 financial statements, prepared by Tanner LC (formerly Tanner+Co), included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern. Our business model relies upon generating new sales to existing and new customers. During 2005, we have continued to carefully manage our cash resources and generate additional cash inflows wherever possible from our existing customer base and new customers. However, we continue to experience negative cash flow, and for the nine months ended September 30, 2005 net cash used in operations was $3.5 million. If we do not generate significant new sales to existing and new customers, or raise additional capital, in the near term, we will be required to sell part or all of our assets, and/or terminate operations. In such circumstances, it is unlikely that the proceeds from sales of our assets would be sufficient to fully satisfy our obligations to our creditors, and therefore it is unlikely that our existing stockholders would receive any value for their stock. If we raise additional capital, it may require pricing and other terms that result in substantial dilution to existing stockholders’ ownership interests in TenFold. There can be no assurance that we will be successful achieving sufficient cash flow.

We continue to experience difficulty in securing customer revenue

Although we have closed more sales to new customers in the nine months ended September 30, 2005, than we did in the same period in 2004, we continue to face a challenging sales environment and we continue to experience difficulty closing substantial new sales, and it is unclear when or if we can expect to achieve significant sales to new or existing customers, and to achieve and sustain positive cash flow from operations. Furthermore, our uncertain future may make it less likely for customers to want to do business with us. As a result, there is no assurance that we will be able to convince future prospective customers to purchase products or services from us or that any customer revenue that is achieved can be sustained. If we are unable to obtain future customer revenue or outside financing, our operations, financial condition, liquidity, and prospects will be materially and adversely affected, and we will be required to sell part or all of our assets, and/or terminate operations.

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

We are substantially dependent on a small number of customers and the loss of one or more of these customers may cause revenues and cash flow to decline

We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of customers. For example, three customers accounted for a total of 87 percent of our total revenues for the year ended December 31, 2004 (individually 50 percent, 22 percent and 15 percent, respectively) and three customers accounted for a total of 51 percent of our revenues for the nine months ended September 30, 2005 (individually 22 percent, 19 percent, and 10 percent of our total revenues, respectively). Significant reductions in the amount of business large customers conduct with us has previously and may in the future, materially and adversely affect our business, results of operations, financial position and liquidity. Replacing the loss of an important customer is unpredictable. Revenues and cash flows from a single customer or a few important customers may constitute a significant portion of our total revenues and cash inflows in a particular period, then decline as the volume of work performed for specific customers decreases as they complete projects. A major customer in one period may not continue to purchase significant licenses or services from us in a subsequent period.

The customer accounting for 10 percent of our total revenues for the nine months ended September 30, 2005, DevonWay, is a related party. See Note 10 of our Notes to Condensed Financial Statements for more information related to these transactions.

The revenue from the customer who accounted for 50 percent of our total revenues for the year ended December 31, 2004 was primarily from a non-recurring transaction during the second quarter of 2004. We do not expect this customer to account for a significant percentage of our revenues in the future.

Our revenues from the two customers accounting for 22 percent and 15 percent of our total revenues for the year ended December 31, 2004, which was primarily time-and-materials consulting revenue, has decreased over time as these customers completed their current applications development projects and became more self-sufficient. The customer accounting for 15 percent of our total revenues for the year ended December 31, 2004 completed its use of our time-and-materials consulting services for its current application development project during the quarter ended September 30, 2004. We staffed this project with subcontractors who we released upon completion of these services. Our project for the customer accounting for 22 percent of our total revenues for the year ended December 31, 2004, and 19 percent of our total revenues for the nine months ended September 30, 2005, was substantially completed during the quarter ended March 31, 2005.

We have previously recognized significant deferred revenues which will not be available in future periods

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenues of $1.1 million at December 31, 2004 compared to $7.6 million at December 31, 2003. The decrease resulted primarily from the recognition of previously deferred revenues during the quarter ended June 30, 2004, upon our successful conclusion of an earlier fixed-price applications development project. We had a deferred revenue balance of $2.0 million at September 30, 2005 that we expect to recognize as revenues in future periods, but the timing of recognition is uncertain. We do not expect to recognize revenues or profits from deferred revenues during 2005 at the same levels that we experienced during 2004.

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

International political and economic uncertainty could have an adverse impact on our business and on our operating results

Revenues from customers outside of North America were approximately 10 percent of total revenues for the nine months ended September 30, 2005, and approximately 20 percent of total revenues for 2004. The international political and economic uncertainty caused by the ongoing war on terrorism and other international political developments may adversely impact our ability to continue existing relationships with our foreign customers and to develop new business abroad.

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

No corporate actions requiring stockholder approval can take place without the approval of our controlling stockholders

The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 52 percent of our outstanding common stock. Jeffrey L. Walker, Executive Vice President and Chief Technology Officer, and the Walker Children’s Trust, in the aggregate, currently beneficially own approximately 41 percent of our outstanding common stock. Mr. Walker, acting with others, would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

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

Reference is made to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” appearing on page 42 of TenFold’s 2004 Annual Report on Form 10-K for information relating to TenFold’s interest rate and currency rate risks. There have been no material changes in such risks through September 30, 2005.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Nancy Harvey (Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, Ms. Harvey concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to management, including Nancy Harvey, as appropriate to allow timely decisions regarding required disclosure. There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended September 30, 2005.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 8 of Notes to Condensed Financial Statements for a description of legal proceedings.

Item 5.	Other Information

On November 9, 2005, the Board of Directors of TenFold Corporation accepted the resignation of Jeffrey L. Walker, as Chairman of the Board of Directors, and elected Robert W. Felton as the new Chairman of the Board of Directors of TenFold Corporation. Mr. Walker continues to serve as a member of the Board of Directors, and as Executive Vice President and Chief Technology Officer of TenFold Corporation.

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
November 14, 2005