Form 10-K
period 2005-12-31
TENFOLD CORP /UT
filed 2006-03-31
CIK 1051118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Market value of shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2005 was approximately $8,002,000. Shares of Common Stock held by each current executive officer and director, and by each person who is known by the registrant to own 10 percent or more of the outstanding Common Stock, have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 10 percent of the outstanding common stock for purposes of the preceding calculation is based solely on information known by the Company and is as of June 30, 2005. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 28, 2006, there were 46,502,013 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TENFOLD CORPORATION

2005 FORM 10-K AND ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and the Market Price of Stock.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q.

PART I

Item 1. Business

Business Overview

TenFold provides services and technology for building complex, Service Oriented Architecture (“SOA”)-compliant, mission-critical applications in significantly less time and cost than it would otherwise take using traditional development technologies. We believe that with TenFold’s technology, EnterpriseTenFold™ (formerly “Universal Application”), customers will also experience significantly reduced ongoing applications maintenance and enhancement costs compared to what they generally experience with legacy applications.

At the end of 2005, we replaced our former Chief Executive Officer, with long-time TenFold director and shareholder, Robert W. Felton. Under his leadership, we have recently changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. We believe that providing larger consulting projects (that include the full breadth of applications consulting from applications design through production implementation) will be a more successful model for both us and our customers. We believe that some of our customers would have been more successful with their projects with more consulting assistance than they chose to purchase under our prior business model. Although we hope to be more successful with this new business model, we have limited experience with it as we have introduced it only recently, and have not yet closed any sales under this model. As a result, it is unclear if or when we can expect to close significant sales to new or existing customers, and until we do so we are likely to continue to experience declining revenues and increasing losses.

EnterpriseTenFold automates most of what applications programmers typically do, and empowers small teams of business people and information technology (“IT”) professionals to design, build, test, deploy, and maintain complex, transaction and database-intensive applications, with significantly reduced demand on scarce IT resources as compared to other applications development approaches and technologies. Using a small team of business people supplemented with IT professionals for rapid applications development is a significant change from the industry-standard approach that relies on large teams of IT professionals who expend significant numbers of person years of effort to design, program, test, change, and deploy enterprise applications. We believe that with EnterpriseTenFold, customers get high-quality, complex enterprise applications into production faster and at significantly lower cost than with other applications development technologies.

We believe that in EnterpriseTenFold, TenFold has developed the first, complete service oriented technology. TenFold provides an applications development environment that enables corporations to custom-build and maintain complex, database, transactional, enterprise applications rapidly with high quality and functional richness.

We believe EnterpriseTenFold has two unique attributes that make building complex, database-intensive and transaction-intensive applications substantially cheaper, easier, and faster than traditional applications development methodologies and tools. First, EnterpriseTenFold is a model-driven architecture that renders modeled applications, which means that EnterpriseTenFold already includes most of what applications programmers typically do and automatically provides advanced applications functionality. Because of its model-driven architecture, we believe customers get more powerful, higher quality applications faster and at a fraction of the cost of traditional programming approaches. Second, since TenFold-powered applications development provides a tool and methodology that business people can effectively use, we believe it enables organizations to directly leverage their business experience and insight, and to adapt applications easily to meet changing business requirements. Thus we believe TenFold’s model-driven architecture lets a TenFold-trained team do Extremely Rapid Applications Development. As a result, a TenFold-trained team can build applications so quickly that customers experience both trying the application and improving the application in very short turnaround cycles to help ensure what is built is what the business really needs.

We believe EnterpriseTenFold offers three unique benefits:

1.	Speed. EnterpriseTenFold lets a small, trained team of business people and IT professionals build and enhance high-quality, high-performance, powerful applications much faster than other technology because building or enhancing a TenFold-powered application using EnterpriseTenFold requires only describing applications features and functionality. Other applications development technologies also let you build and enhance applications, but most require large teams of programmers, take longer, and are risky for complex applications because those other technologies require detailed, complex, logic programming. The high failure rate of complex applications development projects suggests that other applications development technologies often lead to project cost and schedule overruns, applications quality problems, and sometimes project cancellations.

2.	Quality. EnterpriseTenFold includes the TenFold RenderingEngine, which renders an application from its description (or model). With EnterpriseTenFold, there is no need to write or test newly-written code in the building of an application. Thus, it is less likely for the application to have defects or quality problems. We believe that a TenFold-powered application works just as you describe it to work; it may not do what you want, but it does do what your description says for it to do. Because the code that every TenFold-powered application executes is the same well-tested code that TenFold provides before a project begins, we believe TenFold-powered applications are much higher quality than most other applications.

3.	Power. The TenFold RenderingEngine contains thousands of features that make any TenFold-powered application more functionally-rich than the same application that a programmer-staffed applications development team could pragmatically afford to program. TenFold-powered applications have clever, powerful features unavailable in most other applications.

Our business model focuses on providing applications development services and our EnterpriseTenFold technology, support, and training, to customers who can use a TenFold team or their own business teams to build and maintain applications.

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

We raised capital twice during 2003. In February 2003, Robert W. Felton, a long-time TenFold director (who also recently became our Chairman, President, and Chief Executive Officer), made an investment of $700,000 in TenFold, by acquiring restricted TenFold common stock. In December 2003, we closed a $10 million private placement of restricted TenFold common stock.

During 2003 and 2004, we continued sales and marketing related initiatives including establishing alliance relationships with distributors such as VARs; prototyped a new sales model focusing on selling small, paid proof-of-concept projects; initiated internet access to TenFold technology; introduced TenFold Support SpeedPro, making expert consultants available for short-duration projects; and increased marketing and public relations efforts to broaden awareness of and interest in TenFold technology.

During 2004 and 2005, we enhanced EnterpriseTenFold adding substantial new functionality and features:

•	SOA-compliance, including expanded web services standards support, authentication, single-sign-on and security integration, and enhanced integration tools

•	A new-generation browser user interface based on the XML and Ajax technologies

•	Multi-language support that includes Japanese and other multi-byte languages, and an auto-translation feature

•	The new generation of applications development environment – TenFoldTools – that we believe greatly improves developers’ productivity

•	User interface enhancements that allow developers to add graphical and web content to applications, and that we believe make our user interface more intuitive for untrained end-users

•	Support for new applications platforms including various types of the open-source Linux operating system, open-source databases MySQL and EnterpriseDB, and support for recent versions of Oracle and other platforms

•	Improvements in applications server stability, performance, and scalability

During 2005, we continued to focus substantial effort on our marketing and public relations efforts to increase awareness of TenFold, TenFold technology, and to generate leads. We used a multi-faceted, integrated approach to marketing that included e-mail, direct mail, and telemarketing to support our TenFold Seminars as our principal approach to introducing people to TenFold and TenFold technology. We conducted numerous TenFold Seminars in various major metropolitan areas during 2005. Our lead generation increased substantially.

During 2005, we earned revenues from 45 customers. We continued to focus new-customer sales on selling small, proof-of-concept projects as part of our penetrate and radiate sales program. Once we completed an initial project, we attempted to radiate into the account by selling additional services and licenses. The financial impact of the new-account, or “penetrate”, transactions was immaterial to our overall financial performance. Some of these accounts radiated from proof-of-concept projects to purchase larger production licenses and additional services. However, they were not sufficiently large for us to achieve profitability or positive cash flow.

Some of our customers accounted for more than 10 percent of our annual revenues in 2005. XanGo accounted for 20 percent, JPMorgan Chase accounted for 18 percent, and DevonWay (a related party, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions for more information) accounted for 11 percent of our revenues for the year ended December 31, 2005. XanGo completed its use of our consulting services for its application development project during the quarter ended December 31, 2005. XanGo has currently decided not to implement its TenFold-powered application into production. JPMorgan Chase substantially completed its application development project during the quarter ended March 31, 2005, and has its TenFold-powered application in production use. It continues to purchase support from us, and other services from time to time. DevonWay completed its application development project with us during the quarter ended December 31, 2005, is in the process of further enhancing and preparing its TenFold-powered application for production use, and continues to purchase support from us, and other services from time to time. In future periods, however, we do not expect the amount of revenue from these customers to be significant as they have completed their current projects with us. We have not sold new projects to replace these projects, and are not currently working on any significant consulting projects. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2005 as Compared to 2004 - Revenues for more information.

Cedars-Sinai Medical Center accounted for 50 percent, JPMorgan Chase accounted for 22 percent, and Sapient accounted for 15 percent of our revenues for the year ended December 31, 2004. Allstate accounted for 41 percent, JPMorgan Chase accounted for 25 percent, and Sapient accounted for 23 percent of our revenues for the year ended December 31, 2003.

Revenues from customers outside of North America were approximately 11 percent of total revenues for 2005, 20 percent of total revenues for 2004, and 29 percent of total revenues for 2003. Revenues from customers in the United Kingdom were 9 percent of total revenues for 2005, 19 percent of total revenues for 2004, and 29 percent of total revenues for 2003. Revenues from operations in Argentina were 2 percent of total revenues for 2005, 0.9 percent of total revenues for 2004, and 0.5 percent of total revenues for 2003. Our long-lived assets are deployed in the United States.

Customers with TenFold-powered applications in production today include, among others, Abbey National Bank, Allstate Insurance, Barclays Global Investors, Cedars-Sinai Medical Center, Deutsche Bank, Franklin Templeton, Guidant, Ingenix (a subsidiary of UnitedHealth Group), iplan networks, JPMorgan Chase, MedCath, Rand Technology, RCM Capital Management LLC, Trinity Health, and Vertex (a subsidiary of United Utilities).

Industry Challenge

Organizations worldwide face increasing pressure to replace their legacy enterprise applications and introduce new applications as they seek to increase productivity, cut costs, introduce new products and services, address changing regulatory and competitive demands, and access new technology. But, organizations face daunting odds of failure because traditional processes for building, integrating, and deploying complex applications are costly and risky. Consequently, many organizations continue to make substantial investments to maintain legacy applications that inadequately meet current needs and do not address new business requirements. To obtain new or replacement applications, companies choose between buying a packaged software application or building a custom software application.

Organizations generally turn to independent software vendors, such as Enterprise Resource Planning (“ERP”) vendors or vertical software vendors, when seeking packaged applications. In general, packaged applications promise predictable quality and relatively quick implementation. However, packaged applications frequently require that an organization adapt its business practices to the software. ERP systems generally fail to address specific industry problems, such as patient management or securities lending; often cost considerably more than planned to implement; and, once installed, are difficult to modify to adapt to changing business needs. In addition, when an organization chooses the costly and time-consuming path of customizing a packaged application, cost and risk rise rapidly and the organization is generally inhibited from future opportunities to upgrade the packaged application when subsequent new releases are available.

Alternatively, organizations can build custom applications, either internally or with third parties. This approach promises organizations the functionality, flexibility, and fit they seek, but custom applications development carries a high risk of failure, with projects often exceeding budgets and schedules, and with many projects being cancelled prior to implementation due to time delays, budget overruns, and functional or technical deficiencies. Companies often hire software integration or services firms to build and implement mission-critical applications. These firms generally engage a large number of consultants who may remain on the project for years, and may exceed budgets and schedules without producing significantly better results than internal development organizations. In addition, these firms typically do not offer ongoing product enhancements because they build custom solutions for a single customer.

Applications development projects fail because the process of designing, programming, and testing complex applications with conventional tools and approaches is very complex and labor intensive. Designing, programming, testing, integrating, and deploying complex applications can be difficult, take a long time, be expensive, and tie up scarce IT resources. This high cost and high risk is in stark contrast to the business need for new applications that address current business practices and can be adapted quickly and easily to meet the evolving business requirements of a dynamic, highly competitive business environment.

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
TenFold Tools

•      Can be used by non-technical business people with relatively little training and some help from an experienced TenFoldTools consultant.

•      Provides a sophisticated applications developer environment that is convenient for describing applications requirements.

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

•      Lets applications developers describe and unambiguously record requirements with TenFoldTools.

•      Lets applications developers see a running application as they describe requirements.

•      Lets applications developers build and modify their application quickly, so they can evolve requirements in concert with developing and trying their application.

Power features make applications functionally richer

•      Built-in TenFold RenderingEngine features make applications automatically powerful with a slick Windows user-interface, a slick browser interface that includes Ajax behavior, powerful database features like TimeRelation, AuditTrail, and more.

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

Change is fast, responsive, and significantly lower cost

•       Since changing an application involves only changing its description, change is much faster and less costly than alternative reprogramming strategies that are prevalent with traditional technologies and inherent in legacy systems.

•      Automated regression testing tools make it possible to fully test a new applications version quickly and verify that new features work and that existing features still work as before.

•      Built-in change management tools automate most of the work in promoting new applications versions into production.

The EnterpriseTenFold value proposition provides three major benefits – Speed, Quality, and Power – to its customers. Speed. EnterpriseTenFold makes building complex applications faster than other technologies so projects can be finished in months, not years. Quality. EnterpriseTenFold addresses eleven key attributes of quality applications. Since TenFold RenderingEngine renders an application from its description, tedious, error-prone, programming-like tasks are avoided in building or enhancing a TenFold-powered application. Thus, we believe the quality of the application is excellent. Power. EnterpriseTenFold renders an application from its description and automatically includes considerable, rich built-in functionality in the application. Interestingly, complex feature requirements, which traditionally generate complexity and a high likelihood of project failure, add little incremental cost to TenFold applications development, just as a spreadsheet requiring more-complex formulas is not significantly more costly to build than one with only simple formulas.

EnterpriseTenFold has been in development for more than 13 years, contains more than 3.3 million lines of C and C++ code, and is covered by three issued United States patents. We believe that with EnterpriseTenFold, business people or applications developers with little or no traditional programming skills can collaborate with IT professionals to build and maintain an application by describing the application without needing to program in C, C++, Java, HTML, Structured Query Language (“SQL”) or other programming languages and without the need to do other programming-like tasks such as designing screens and writing technical designs.

We believe EnterpriseTenFold delivers these benefits:

•	Faster development of complex applications because EnterpriseTenFold automates tasks that programmers would otherwise have to do such as coding SQL, coding logic functions, managing computer-to-computer communications, and coding user interface screens;

•	Longer-lived applications that can survive changes in underlying technologies without requiring applications rewrites, because EnterpriseTenFold insulates applications from many technical changes such as new operating system and database software releases;

•	Relatively easy development of web services as a customer can expose any part of a TenFold-powered application as an industry-standard web service;

•	Reduced maintenance costs because there is little or no code to maintain;

•	Improved quality because EnterpriseTenFold replaces individually-coded logic with already-existing, thoroughly-tested algorithms that provide both basic and sophisticated applications behavior such as security, menus, transaction behavior, and powerful windows and browser user interface features;

•	Greater consistency to look, feel and operation across the entire application, by replacing individually-built screen designs and transactions with a systematic, optimal, standard design and by eliminating the details of screen layout and repetitive transaction behavior from the application developer’s task list;

•	Demonstrated scalability as customers add simultaneous end-users and computing capacity; and

•	Typically sub-second response-time on properly configured hardware for most applications actions, because EnterpriseTenFold is carefully optimized to provide good performance.

In addition to the above benefits, EnterpriseTenFold has many distinguishing advanced features. The following is a partial listing of these features:

•	Portability across popular databases such as Oracle, DB2, SQL Server, Sybase, EnterpriseDB, and MySQL;

•	Generation of all SQL statements for accessing and updating data, each highly optimized for each relational database;

•	Automatic screen layout to ensure consistency and quality in both web and desktop environments;

•	Automatic creation of both a Windows and web browser user interface;

•	Built-in support for query and update of time-varying data such as effective-dated employee or insurance policy records;

•	Real-time, server-supplied screen refresh of detail and summary information as underlying data changes;

•	Simplified business rule definition and optimized rule execution for workflow, posting, access control, and other sophisticated rule types;

•	Formal rule abstractions for validation, propagation, population, without requiring application developers to master complex event models;

•	Shared middle-tier caching, deferred query execution, and optimistic concurrency control to minimize database server load;

•	Codeless integration with third-party applications via real-time messages, APIs, or files based on a simple interface description including support for many different messaging layers such as Tibco, TCP/IP, MQSeries, and Pipes; and

•	Application-level data synchronization between central servers and intermittently connected laptops.

EnterpriseTenFold is composed of components for developing, executing, integrating, and configuring applications.

Developing an Application. TenFoldTools provides a sophisticated user interface that lets applications developers describe an application without traditional programming activities. Business people or other applications developers describe the database that the application uses and manages, transactions that business end-users use to do each end-user activity, and rules that control transaction behavior. TenFoldTools is itself a TenFold-powered application, that applications developers use to describe their application. TenFold AutoTest, a portion of TenFoldTools, uses patented techniques to simplify and automate functional and regression testing. TenFold Reporter and TenFoldAnalyzer, each a portion of TenFoldTools, let business people define their own reports and real-time data analysis. TenFoldTools store the description of their applications objects in a relational database called TenFold Dictionary.

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

Integrating an Application. TenFoldTools contains integration tools, called TenFoldConnect, that connect a TenFold-powered application to other applications, both within a company and at its customers and suppliers. Whether exchanging files, directly accessing another database, or using real-time messaging, applications developers codelessly describe the path that data follows to interface with typically-inflexible legacy or third party applications. Applications developers can convert and cleanse data during its passage to or from a TenFold-powered application.

Configuring an Application. EnterpriseTenFold supports leading relational databases, server operating systems, client operating systems, web servers and browsers, and communications systems. EnterpriseTenFold is highly configurable so that it can distribute components of the TenFold RenderingEngine across many computers to provide n-tier processing or run on a single computer. Configuration options let customers tune performance and scalability by configuring EnterpriseTenFold to match the underlying hardware and software environment. The EnterpriseTenFold architectural design simplifies adding support for additional technologies to respond to customer needs and emerging new technology market changes.

TenFold ComponentWare

TenFold ComponentWare is a family of pre-written applications components that easily plug into EnterpriseTenFold to extend its functionality without programming. For example, PowerBilling provides a robust suite of billing transactions, engines, and features. PowerAccounting makes it easy to include accounting-system integration to application descriptions.

TenFold Services

We offer consulting services that provide end-to-end custom applications development solutions and systems integration; basic and advanced applications development training; EnterpriseTenFold maintenance training; and customer support.

Training

TenFold University offers training so that customers can learn how to successfully build, implement, operate, maintain, and enhance their applications. Available training services include classroom instruction (with detailed courseware) offered at TenFold locations on a published schedule or at customer locations scheduled on demand, and on-site, on-the-job training working alongside TenFold expert consultants.

Consulting Services

Our consulting services offer expertise in using EnterpriseTenFold to provide end-to-end custom applications development solutions and systems integration. Our consultants help customers design, develop, test, integrate, deploy, operate and maintain their applications.

Implementation services include converting and cleansing legacy data, systems integration, running parallel application testing, and managing the implementation project. We use TenFold technology to leverage open standards, such as web services to build, connect, and streamline business processes.

Our consulting services provide technology transfer, which helps customer staff become self-sufficient with TenFold technology and tools.

Customer Support and SpeedPro Consulting

We provide customers who buy support services with new releases of EnterpriseTenFold as new releases become available, telephone technical support for EnterpriseTenFold, and, optionally, telephone applications support for their TenFold-powered application. We make SpeedPro consulting available to customers who maintain a support relationship with TenFold. SpeedPro offers customers a way to obtain the services of a TenFold expert at a moment’s notice for immediate help or for short projects.

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

We believe buying packaged applications is not a viable solution for replacing many legacy applications for most customers in most industries, as reasonable-fit packaged applications do not exist.

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

Today’s typical technologies include Java, J2EE, .NET, and other component-enabling technologies intending to make Java and Java-like languages viable for complex applications. Such technologies, all of which rely on programmers, have not significantly reduced the time and cost of large applications development at this time. Using such technologies for very large, complex applications development projects is likely to result in continued high failure rates for applications build projects since longer projects and large numbers of programmers on a project increase risk of failure exponentially according to most industry pundits.

Patents, Intellectual Property Rights and Licensing

We rely primarily on a combination of patent, copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have received three separate patents in the United States. The first patent (US Patent # 6016394) relates to EnterpriseTenFold. The second (US Patent # 6016643) relates to TenFold AutoTest, our automated testing technology. The third patent (US Patent # 6301701) relates to our computer-assisted testing of software application components. We have these patents issued and pending in other countries. Our trademark portfolio contains a variety of U.S. and international trademark registrations and pending trademark applications.

In addition, as part of our confidentiality procedures, we enter into nondisclosure agreements with our employees, customers, consultants, and corporate partners, and limit access to and distribution of our software, documentation, and other proprietary information. We retain ownership of EnterpriseTenFold. Under our prior business model we generally retained ownership of the applications products that we developed for customers; however, we allowed a small number of customers to own rights to the applications we developed for them. In some cases, our contracts obligate us to pay royalties on future sales of specific applications, or prohibit us from licensing applications for specified periods of time or to specified third parties.

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

Our development organization regularly produces new versions and releases of our EnterpriseTenFold technology. Our latest major release of EnterpriseTenFold includes many new features that we believe, make building enterprise applications faster, production deployment more robust, and production management more cost-effective.

Research and development expenses were $3.5 million for the year ended December 31, 2005, $3.7 million for the year ended December 31, 2004, and $3.5 million in 2003. As of December 31, 2005, we had 21 staff engaged in research and development activities. We intend to continue to make investments in research and development to maintain and enhance our technology.

Employees

As of December 31, 2005, we had 47 employees, including 9 in consulting, training and support, 21 in research and development, 7 in sales and marketing, and 10 in finance, administrative, and information technology support functions. During the year ended December 31, 2005, our average headcount was 62. None of our employees is represented by a labor union or a collective bargaining agreement and all are at-will employees.

Executive Officers

The executive officers of TenFold are as follows:

Name	Age	Position(s)
Robert Felton	67	Chairman of the Board of Directors, Chief Executive Officer, and President

Alexei Chadovich	46	Senior Vice President, Research and Development

Samer Diab	37	Vice President, Customer Services

Robert Hughes	46	Chief Financial Officer, Chief of Staff

Robert Trounce	35	Vice President, Consulting

Jeffrey Walker	63	Executive Vice President, Chief Technology Officer

Sally White	45	Vice President, Business Development

Robert Felton joined TenFold as an executive officer in November 2005, and has served as Chairman of the Board of Directors, Chief Executive Officer, and President since that time. Mr. Felton has also served as a member of TenFold’s Board of Directors since March 1997. Mr. Felton is the founder and Chairman of DevonWay, a software applications company, which he founded in May 2005, and a customer of TenFold. Mr. Felton was the founder and served as a member of the Board of Directors of Indus International, Inc., a software applications company, since its inception in 1988 until 2002, at which point he retired. From 1988 to January 1999, Mr. Felton also served as Indus’s Chairman, President, and Chief Executive Officer. Mr. Felton holds a BS in mechanical engineering from Cornell University and an MS in nuclear engineering from the University of Washington.

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

Robert Hughes joined TenFold in February 1995, and has served as Chief Financial Officer since January 2006 and as Chief of Staff since November 2005. Mr. Hughes has also served as Senior Vice President Finance since December 2000 and Chief Accounting Officer since May 2003. From September 2000 until December 2000, Mr. Hughes served as Chief Financial Officer of a TenFold subsidiary. From February 1995 until August 2000, Mr. Hughes served as TenFold’s Chief Financial Officer. Prior to joining TenFold, Mr. Hughes served in various finance and administrative capacities at Oracle Corporation, a large database and applications software company, from 1989 to 1995. Prior to joining Oracle, from 1982 to 1989, Mr. Hughes served in various audit positions for KPMG LLP, a public accounting firm. Mr. Hughes holds a BA in business administration from the Haas School of Business, University of California, Berkeley, and is a Certified Public Accountant.

Robert Trounce joined TenFold in February 1998 and has served as Vice President, Consulting since October 2005. From May 2005 to October 2005, Mr. Trounce served as Client Services Executive. From February 1998 to May 2005, Mr. Trounce served in various technical, account management and project management roles in TenFold’s applications development and consulting organizations. Prior to joining TenFold, Mr. Trounce served as an Associate Systems Engineer at Electronic Data Systems, an information technology and business process outsourcing services company. Mr. Trounce holds a BS in Business Management with an emphasis in Management Information Systems from the Marriott School of Management, Brigham Young University.

Jeffrey Walker founded TenFold in February 1993 and has served as Executive Vice President, and Chief Technology Officer since October 1996. He served as its Chairman from TenFold’s inception to November 2005. From TenFold’s inception to October 1996, Mr. Walker served as TenFold’s President, Chief Executive Officer, and Chief Technology Officer. Prior to founding TenFold, from 1991 to 1993, Mr. Walker was an independent consultant. From 1985 to 1991, Mr. Walker held several management positions at Oracle Corporation, a large database and applications software company, including Executive Vice President from 1987 to 1991, General Manager Applications Division from 1985 to 1991, Chief Financial Officer from 1987 to 1991, and Senior Vice President of Marketing during 1986. Prior to joining Oracle, Mr. Walker founded and served as Chief Executive Officer of Walker Interactive Products, an application software company, from 1980 to 1985. Mr. Walker holds a BA in mathematics from Brown University.

Sally White joined TenFold in May 2000 and has served as Vice President, Business Development since February 2002. From May 2000 to February 2002, Ms. White served as TenFold’s Training Sales Director. Prior to joining TenFold, Ms. White held several management positions with Provant, Inc., a performance improvement training services organization, including Director of Business Development from 1997 to 1999 and Vice President of Sales Strategies from 1999 to 2000. From 1988 to 1997, Ms. White was Vice President of Sales and Marketing for Innovations, a leadership seminar company. From 1982 to 1988, Ms. White served as the Director of Marketing, then Vice President of Sales and Marketing for Mrs. Fields Cookies, Inc. a global chain of premier cookie shops. Ms. White holds BS in communications from Westminster College and an MBA from Alameda College.

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

You may read and copy all or any portion of reports, statements or other information we file with the SEC at the public reference facility maintained by the SEC at 100 F Street, N.E., Washington, DC 20549.

Please call the SEC at 1-800-SEC-0330 for more information on the public reference room. You can also find our SEC filings at the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion elaborates on some of these risks.

If we are unable to generate sufficient cash flow from operations, or secure additional sources of financing in the future, we will be unable to continue operations as a going concern

While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent accounting firm’s report on our December 31, 2005 financial statements, prepared by Tanner LC, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern. Our business model relies upon generating new sales to existing and new customers. On March 30, 2006 we completed a capital raising transaction for gross proceeds of approximately $6.3 million (before expenses and repayment of $1.1 million of interim financing obligations). We believe that with the proceeds of this capital transaction, and new sales that we believe that we can close during 2006, we will have sufficient liquidity for our operations during 2006. However, if we do not close sufficient new sales to existing and new customers, we would be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations. There can be no assurance that we will be successful achieving sufficient cash flow.

We continue to experience difficulty in securing customer revenue

We have experienced difficulty closing substantial new sales, and it is unclear when or if we can expect to predictably close material sales to new or existing customers. Our recent strategy of selling small, proof-of-concept initial “penetrate” projects, and then seeking to “radiate” into the account by selling additional services and licenses was not successful in generating sufficient sales to achieve profitability or positive cash flow. Under the leadership of our new Chief Executive Officer, Robert W. Felton, we have recently changed our business model to focus on selling larger consulting projects but we have not yet closed any sales under this model. Furthermore, our uncertain future may make it less likely for customers to want to do business with us. As a result, there is no assurance that we will be able to convince existing customers or future prospective customers to purchase products or services from us or that any customer revenue that is achieved can be sustained. If we are unable to obtain future customer revenue or outside financing, our operations, financial condition, liquidity, and prospects will be materially and adversely affected, and we would be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations.

Our sales cycle can be lengthy and subject to delays and these delays could cause our operating results to suffer

We believe that a customer’s decision to purchase significant products or services from us can involve a significant commitment of resources and be influenced by customer budget cycles. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefit of our products and services. Getting new customers to purchase significant licenses or services can require significant time and resources. Consequently, the period between initial contact and the purchase of our products or services can be long and subject to delays associated with the lengthy budgeting, approval, and competitive evaluation processes that typically accompany significant capital expenditures. Sales delays could cause our operating results to vary widely. There can be no assurance that we will not experience sales delays in the future. In addition, we face a challenging sales environment and there can be no assurance that we will have sales in the future.

We are substantially dependent on a small number of customers and the loss of one or more of these customers may cause revenues and cash flow to decline

We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of customers. For example, three customers accounted for a total of 49 percent of our total revenues for the year ended December 31, 2005 (individually 20 percent, 18 percent, and 11 percent, respectively). For the year ended December 31, 2004, three customers accounted for a total of 87 percent of total revenue (individually 50 percent, 22 percent and 15 percent, respectively). Significant reductions in the amount of business major customers conduct with us has previously and may in the future, materially and adversely affect our business, results of operations, financial position and liquidity. Replacing the loss of a major customer is unpredictable, and we have not been successful in doing so in the past. Revenues and cash flows from a single customer or a few major customers may constitute a significant portion of our total revenues and cash inflows in a particular period, then decline as the volume of work performed for specific customers decreases as they complete projects. A major customer in one period may not continue to purchase significant licenses or services from us in a subsequent period.

The customer accounting for 20 percent of our total revenues for the year ended December 31, 2005, completed its use of our time-and-materials consulting services for its application development project during the quarter ended December 31, 3005. The customer accounting for 18 percent of our total revenues for the year ended December 31, 2005, substantially completed its application development project during the quarter ended March 31, 2005. The customer accounting for 11 percent of our total revenues for the year ending December 31, 2005, DevonWay, is a related party. See Note 18 of Notes to Financial Statements for more information. In future periods, we do not expect the amount of revenue from these customers to be significant as they have completed their current projects. We have not sold new projects to replace these projects, and are not currently working on any significant consulting projects (which have been our primary source of revenue in recent years).

Our growth and success depends on our ability to successfully implement our new business model; however, we have limited experience with the new model

Under the leadership of our new Chief Executive Officer, Robert W. Felton, we have recently changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. Although we hope to be more successful with this new model, we have limited experience with the new model as we have introduced it only recently, and have not yet closed any sales under this model. Under this new model, we expect to take on larger, more difficult and complex consulting projects than we typically have in recent years. Under our original fixed-price project business model that we discontinued several years ago, we received customer complaints and lawsuits concerning some of our projects. Although we have substantially changed our business model, including no longer offering to do such projects on a fixed-price basis or providing a money-back guarantee, we cannot be certain that we will not receive customer complaints in the future. Such complaints would likely adversely affect our ability to sell to other customers. If our new strategy for selling and delivering our services and products is unsuccessful, or if we are unable to close significant new business within the time frames anticipated, our revenues and operating results will continue to suffer.

Our historical quarterly operating results have varied significantly and our future operating results could vary

Historically, our quarterly operating results have varied significantly. For example, during some years, we have had quarterly profits followed by losses in subsequent quarters. Our future operating results may vary significantly in the future as well. Until we achieve and sustain material sales to new or existing customers, we expect to continue to experience declining revenues and losses.

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

Our failure to attract and retain highly skilled employees, particularly consultants, project managers and other senior technical personnel, could impair our ability to complete projects and expand our business

Our services business is labor intensive. We currently have only a small number of consultants in our consulting organization. We expect to supplement them on projects with members of our Development organization for projects in the near term. Longer term, our success will depend in large part upon our ability to attract, retain, train, and motivate highly skilled employees, particularly consultants, project managers and other senior technical personnel. Any failure on our part to do so would impair our ability to adequately manage and complete existing projects, bid for and obtain new projects, and expand business. There exists significant competition for employees with the skills required to perform the services we offer. Qualified consultants, project managers and senior technical staff are in great demand and are likely to remain a limited resource for the foreseeable future. Our current financial condition, and our prior restructurings and related headcount reductions, may make it more difficult for us to retain and compete for such employees. There can be no assurance that we will be successful in retaining, training, and motivating our employees or in attracting new, highly skilled employees. If we are unsuccessful in this effort or if our employees are unable to achieve expected performance levels, our business will be harmed.

A loss of Robert W. Felton, Jeffrey L. Walker, or any other key employee could impair our business

Our industry is competitive and we are substantially dependent upon the continued service of our existing executive personnel, especially Robert W. Felton, Chairman, President, and Chief Executive Officer. Furthermore, our products and technologies are complex and we are substantially dependent upon the continued service of our senior technical staff, including Jeffrey L. Walker, Executive Vice President, and Chief Technology Officer. If a key employee resigns to join a competitor or to form a competing company, the loss of the employee and any resulting loss of existing or potential customers to the competing company would harm our business. We do not carry key-man life insurance on any of our employees. We have not entered into employment agreements with our executives. In the event of the loss of key personnel, there can be no assurance that we would be able to prevent their unauthorized disclosure or use of our technical knowledge, practices, or procedures.

If we fail to adequately anticipate employee and resource utilization rates, our operating results could suffer

A high percentage of our operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of our projects or in employee utilization rates did and may continue to cause significant variations in operating results in any particular quarter and could result in quarterly losses. Time-and-materials consulting arrangements can typically be terminated by a customer on short notice. An unanticipated termination of a major project, the delay of a project, or the completion during a quarter of several projects has in the past and may continue to result in under-utilized employees and could, therefore, cause us to suffer quarterly losses or cause adverse results of operations.

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

Our errors and omissions insurance policy is in the form of an industry standard software errors and omissions policy. As such, it only covers software errors and omissions that occur after the delivery of software and excludes contractual disputes such as service commitments and cost and time related guarantees. We have previously had contractual disputes related to our guarantees. While we have substantially changed our business model and no longer offer a money-back guarantee, no assurance can be given that we will not be subject to these types of claims in the future. In the event that liabilities from claims are not covered by or exceed our errors and omissions coverage, our business, results of operations, financial position, or liquidity could be materially and adversely affected.

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

We are involved in one litigation matter and in settlement discussions with our prior CEO, and may in the future be involved in further litigation or disputes that may be costly and time-consuming, and if we suffer adverse outcomes, our operating results could suffer

We are involved in a class action suit against more than 300 issuers involving the underwriters of those issuers’ initial public offerings. Although we currently expect to resolve this matter without significant cost to TenFold, we may in the future face other litigation or disputes with customers, employees, business partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

For the year ended December 31, 2005, we recognized estimated severance related charges related to the departure of our prior CEO totaling $670,000, including an estimated option modification charge of $157,000; which represents our best estimate as the separation terms have not been finalized. The parties are in settlement discussions but a settlement has not been reached. An unfavorable outcome of this matter could have a material adverse impact on our business, results of operations, financial position, or liquidity.

See Note 9 “Legal Proceedings and Contingencies” of Notes to Financial Statements for more information concerning our litigation and disputes.

Our settlements with Perot Systems and Cedars-Sinai Medical Center require that if we do not meet certain obligations their claims may be re-instated or re-asserted, and if this were to happen and we suffer adverse judgments, our operating results could suffer

Although we have settled prior disputes with Perot Systems and Cedars-Sinai Medical Center, and during 2004 entered into revised agreements with Cedars that confirm our completion of the earlier project and provide for mutual releases from prior related claims, our agreements still require that we perform and meet certain obligations. If we are unable to or do not perform or meet these obligations, Perot Systems and Cedars may re-instate or re-assert their respective prior claims against us. If either Perot Systems or Cedars were to re-instate or re-assert their respective claims, an unfavorable outcome of the matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

If we cannot protect or enforce our intellectual property rights, our competitive position would be impaired and we may become involved in costly and time-consuming litigation

Our success is dependent, in large part, upon our proprietary EnterpriseTenFold technology and other intellectual property rights. If we are unable to protect and enforce these intellectual property rights, our competitors will have the ability to introduce competing products that are similar to ours, and our revenues, market share, and operating results will suffer. To date, we have relied primarily on a combination of patent, copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have been issued three patents in the United States and intend to continue to seek patents on our technology when appropriate. There can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. The laws of some countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. This litigation could result in substantial costs and diversion of resources that would harm our business.

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

International political and economic uncertainty could have an adverse impact on our business and on our operating results

Revenues from customers outside of North America were approximately 11 percent of total revenues for 2005, and approximately 20 percent of total revenues for 2004. The international political and economic uncertainty caused by the ongoing war on terrorism and other international political developments may adversely impact our ability to continue existing relationships with our foreign customers and to develop new business abroad.

Our stock price may continue to be volatile

Our stock price has fluctuated widely in the past and could continue to do so in the future. Your investment in our stock could lose value. Some of the factors that could significantly affect the market price of our stock, in addition to those mentioned in this section, include: further decreases in our cash resources, changes in our revenue; changes in our customer base including the loss of a major customer; changes in management; variations in our quarterly financial results; problems implementing our business model; reports or earnings estimates published by financial analysts; changes in political, economic and market conditions either generally or specifically to particular industries; and fluctuations in stock prices generally, particularly with respect to the stock prices for other technology companies. A significant drop in our stock price could expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. An unfavorable outcome of such a matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

No corporate actions requiring stockholder approval can take place without the approval of our controlling stockholders

The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 70 percent of our voting stock (as calculated using the SEC’s conventions). These stockholders acting together or with others would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

The anti-takeover provisions in our charter documents and/or under Delaware law could discourage a takeover that stockholders may consider favorable

Provisions of our certificate of incorporation, bylaws, stock incentive plans and Delaware law may discourage, delay, or prevent a merger or acquisition that a stockholder may consider favorable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

TenFold currently owns no real property. Below is a description of our leased property and the status of each facility at December 31, 2005:

Location	Sq. Feet	Lease expires	Use
South Jordan , UT	22,310	September 2007	Corporate headquarters, research and development, consulting, support, education, sales, executive and administrative activities.

San Francisco, CA	3,518	Month to month	Research and development, consulting, and sales activities.

Chicago, IL	1,000	May 2006	Previously, sales and consulting activities (no longer used).

We conduct much of our operations from our corporate headquarters located near Salt Lake City, Utah. Our staff currently work at this office, at our San Francisco office, at customer sites, or from home offices. During 2006, we do not presently anticipate needing material additional office space.

Item 3. Legal Proceedings

See Part IV, Item 15, Note 9 of Notes to Financial Statements for a description of legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the trading symbol “TENF.OB.” Our high and low prices by quarter during 2005 and 2004 are presented below. These prices reflect inter-dealer quotations and may not represent actual transactions.

	2005
	HIGH	LOW
First Quarter	$0.99	$0.36
Second Quarter	$0.59	$0.34
Third Quarter	$0.41	$0.31
Fourth Quarter	$0.40	$0.21

	2004
	HIGH	LOW
First Quarter	$5.11	$2.55
Second Quarter	$2.68	$0.88
Third Quarter	$1.76	$1.05
Fourth Quarter	$1.35	$0.60

On December 31, 2005, we had approximately 235 stockholders of record of our common stock and 46,445,749 shares of our common stock were issued and outstanding.

We have never declared or paid dividends on our common stock. We expect to retain any earnings generated by our operations for the development and growth of our business, and we do not anticipate paying any dividends to our stockholders for the foreseeable future.

Equity Compensation Plan Information

The following table provides the information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2005, including the 1993 Flexible Stock Incentive Plan, the 1999 Stock Plan, the 1999 Employee Stock Purchase Plan, and the 2000 Employee Stock Option Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2005 (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2005 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	20,342,379	(1)	$1.92	7,841,328	(2)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2005 (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans as of December 31, 2005 (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders	3,108,080	(3)	$1.02	3,658,347	(4)

Total	23,450,459		$1.80	11,499,675

(1)	4,787,535 to be issued under the 1993 Flexible Stock Incentive Plan, and 15,554,844 to be issued under the 1999 Stock Plan.
(2)	624,673 available for future issuance under the 1993 Flexible Stock Incentive Plan, 5,610,587 available for future issuance under the 1999 Stock Plan, and 1,606,068 available for future issuance under the 1999 Employee Stock Purchase Plan.
(3)	Issued under the 2000 Employee Stock Option Plan.
(4)	Shares available at December 31, 2005 under the 2000 Employee Stock Option Plan.

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

Recent Sales of Unregistered Securities

We had no sales of unregistered stock during 2005 or 2004. Our unregistered stock sales during 2003 were as follows:

•	On February 5, 2003, we entered into a Purchase Agreement with the Robert W. Felton Trust for the sale of 3,888,889 shares of unregistered common stock at a purchase price of $0.18 per share.

•	On December 22, 2003, we entered into a Securities Purchase Agreement for the sale of 5,000,000 shares of unregistered common stock for a purchase price of $2.00 per share.

On March 29, 2006, we entered into a Securities Purchase Agreement for the sale of 1,500,000 shares of unregistered convertible preferred stock and warrants. The preferred shares are convertible into 20,315,805 shares of common stock. The warrants are to purchase 10,157,899 shares of common stock at an exercise price of $0.62 per share, with a 5 year term. The transaction generated gross proceeds of approximately $6.3 million (before expenses and repayment of $1.1 million of interim financing obligations). Several members of our Board of Directors (or investment entities associated with them) and an Executive Officer participated in the transaction, providing a total of approximately $4.7 million of the gross proceeds raised:

•	Robert W. Felton Trust invested $2 million. We repaid $709,000 of interim financing to Mr. Felton, our Chairman, President, and Chief Executive Officer, from the proceeds of the capital raising.

•	First Media TF Holdings LLC, an investment entity associated with TenFold Director Ralph W. Hardy Jr., invested $2 million. We repaid $205,000 of interim financing to First Media TF Holdings LLC from the proceeds of the capital raising.

•	TenFold Director Steven H. Coltrin invested $500,000. We expect to use approximately $206,000 of the proceeds of the capital raising to pay accounts payable due to his firm, Coltrin & Associates, for marketing and public relations work provided to TenFold in earlier periods.

•	Samer Diab, Vice President, Customer Services, invested $230,000.

The other purchasers under the Securities Purchase Agreement were GMS Family Investors LLC, Jon M. Huntsman, Ronald Mika and Rationalwave Onshore Equity Fund L.P.

We also repaid $205,000 of interim financing to Wasatch Investments LLC, an investment entity associated with TenFold Director Robert E. Parsons, Jr., from the proceeds of the capital raising.

All sales of unregistered securities listed above were made to “accredited investors” pursuant to the exemption from registration provided in Rule 506, which is part of Regulation D under the Securities Act of 1933.

Item 6. Selected Financial Data

The selected statement of operations data for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, and the selected balance sheet data as of December 31, 2005, 2004, 2003, 2002, and 2001, are derived from, and are qualified by reference to, our audited financial statements. The historical results are not necessarily indicative of future results.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
License	$515	$359	$248	$207	$8,532
Subscription	—	—	10,431	15,548	689
Services and other	5,195	17,234	17,030	12,475	45,692

Total revenues	5,710	17,593	27,709	28,230	54,913

Operating expenses:
Cost of revenues	2,940	5,883	9,454	12,998	30,990
Sales and marketing	2,896	2,861	1,088	1,985	5,556
Research and development	3,531	3,734	3,471	6,229	12,672
General and administrative	2,986	2,315	3,046	7,803	11,113
Amortization of goodwill and acquired intangibles	—	—	—	—	962
Special charges	—	—	(673)	2,838	18,876

Total operating expenses	12,353	14,793	16,386	31,853	80,169

Income (loss) from operations	(6,643)	2,800	11,323	(3,623)	(25,256)

Total other income, net	137	240	2,456	1,938	12,553

Income (loss) before income taxes	(6,506)	3,040	13,779	(1,685)	(12,703)
Provision (benefit) for income taxes	(1,072)	(376)	32	(497)	2,965

Net income (loss)	$(5,434)	$3,416	$13,747	$(1,188)	$(15,668)

Basic earnings (loss) per common share	$(0.12)	$0.07	$0.34	$(0.03)	$(0.44)

Diluted earnings (loss) per common share	$(0.12)	$0.06	$0.29	$(0.03)	$(0.44)

Weighted average shares - basic (1)	46,423	46,204	40,634	37,249	35,623

Weighted average shares - diluted (1)	46,423	54,924	47,623	37,249	35,623

Balance Sheet Data (at period end):
Cash and cash equivalents	$1,344	$5,225	$12,236	$3,838	$10,969
Total current assets	1,716	5,715	13,489	7,654	16,604
Total assets	2,142	6,415	14,417	9,284	27,476
Total current liabilities	5,078	4,098	15,857	34,484	50,942
Long-term obligations, redeemable preferred and common stock, less current portion	10	36	—	25	1,878
Stockholders’ equity (deficit)	(2,946)	2,281	(1,440)	(25,225)	(25,344)
Working capital (deficit)	(3,362)	1,617	(2,368)	(26,830)	(34,338)

(1)	See Note 4 to the financial statements for an explanation of the determination of the method used to determine the number of shares used in computing net earnings (loss) per share.

Supplementary Financial Information

The following tables set forth certain unaudited quarterly results of our operations for 2005 and 2004. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results.

	Quarter ended
	Mar 31, 2004	June 30, 2004	Sept 30, 2004	Dec 31, 2004	Mar 31, 2005	June 30, 2005	Sept 30, 2005	Dec 31, 2005
	(in thousands, except per share data)(unaudited)
Revenues:
License	$152	$108	$33	$66	$93	$223	$124	$75
Services and other	3,439	10,385	1,723	1,687	1,515	1,478	1,368	834

Total revenues	3,591	10,493	1,756	1,753	1,608	1,701	1,492	909

Operating expenses:
Cost of revenues	2,187	1,794	1,038	864	994	757	707	482
Sales and marketing	315	581	1,045	920	714	846	667	669
Research and development	824	980	982	948	943	876	824	888
General and administrative	578	644	676	417	631	592	637	1,126

Total operating expenses	3,904	3,999	3,741	3,149	3,282	3,071	2,835	3,165

Income (loss) from operations	(313)	6,494	(1,985)	(1,396)	(1,674)	(1,370)	(1,343)	(2,256)

Total other income, net	107	86	23	24	99	20	12	6

Income (loss) before income taxes	(206)	6,580	(1,962)	(1,372)	(1,575)	(1,350)	(1,331)	(2,250)

Provision (benefit) for income taxes	—	4	—	(380)	1	6	(990)	(89)

Net income (loss)	$(206)	$6,576	$(1,962)	$(992)	$(1,576)	$(1,356)	$(341)	$(2,161)

Basic earnings (loss) per common share	$(0.00)	$0.14	$(0.04)	$(0.02)	$(0.03)	$(0.03)	$(0.01)	$(0.05)

Diluted earnings (loss) per common share	$(0.00)	$0.12	$(0.04)	$(0.02)	$(0.03)	$(0.03)	$(0.01)	$(0.05)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TenFold provides services and technology for building complex, Service Oriented Architecture (“SOA”)-compliant, mission-critical applications in significantly less time and cost that it would otherwise take using traditional development technologies. We believe that with TenFold’s technology, EnterpriseTenFold, customers will also experience significantly reduced ongoing applications maintenance and enhancement costs compared to what they generally experience with legacy applications.

Our business model focuses on providing applications development services and our EnterpriseTenFold technology, support and training, to customers who can use a TenFold team or their own business teams to build and maintain applications.

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

Revenue Recognition and Project Profitability

We believe risks relating to revenue recognition include the judgment required to determine project profit or loss projections on time-and-materials contracts. We recognize time-and-materials revenue at the lowest point in the range of estimated profit margin, which represents our best estimate of the profit to be achieved. Variances may occur if we are unable to collect time-and-materials billings or if we grant concessions to time-and-materials customers in order to sell additional business or collect cash under the contract. As we occasionally provide services on a fixed price basis, risks relating to revenue recognition also include the judgment and estimation required to determine fixed-price project completion percentages, and fixed-price project profit or loss projections. Variances between management’s estimates and actual results may result in significant adjustments to our results of operations and financial position.

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

	Years Ended December 31,
	2005	2004	2003
Revenues:
License	9%	2%	1%
Subscription	—	—	38%
Services and other	91%	98%	61%

Total revenues	100%	100%	100%

Operating expenses:
Cost of revenues	51%	34%	34%
Sales and marketing	51%	16%	4%
Research and development	62%	21%	12%
General and administrative	52%	13%	11%
Special charges	—	—	(2)%

Total operating expenses	216%	84%	59%

Income (loss) from operations	(116)%	16%	41%
Total other income, net	2%	1%	9%

Income (loss) before income taxes	(114)%	17%	50%
Provision (benefit) for income taxes	(19)%	(2)%	—

Net income (loss)	(95)%	19%	50%

2005 as Compared to 2004

Revenues

Total revenues decreased $11.9 million or 68 percent, to $5.7 million for the year ended December 31, 2005, as compared to $17.6 million for the year ended December 31, 2004.

Services and other revenues decreased $12 million, or 70 percent, to $5.2 million for the year ended December 31, 2005 as compared to $17.2 million for the year ended December 31, 2004. Services and other revenues for the year ended December 31, 2004 include $8.1 million in revenues, and $150,000 in operating costs, recognized during the quarter ended June 30, 2004, related to the completion of an earlier fixed-price applications development project with Cedars-Sinai Medical Center (“Cedars”). This completed the recognition of these revenues and related costs that were deferred in prior years pending confirmation of the completion of the applications development project and resolution of potential disputes between the parties. Excluding the effect of this Cedars transaction, we would have had total revenues of $9.5 million, and a net loss of $4.5 million for the year ended December 31, 2004.

In addition to the decrease related to the Cedars transaction, services and other revenues decreased due to decreases in revenues from certain customers who purchased less time-and-materials consulting from us over time as they completed their applications development projects and became more self-sufficient. One customer completed its use of our time-and-materials consulting services for its applications development project during the quarter ended September 30, 2004. Another large customer’s time-and-materials consulting engagement was substantially completed during the quarter ended March 31, 2005. These decreases were partially offset by consulting revenues from new customers.

During 2005, we entered into agreements with a new customer, DevonWay, to provide licenses, consulting services, technical support services, and training, for a total of approximately $1.6 million. A long-time member of our Board of Directors and our recently elected Chairman, CEO and President, Robert W. Felton, is the founder and majority shareholder of DevonWay. All disinterested members of our Board of Directors approved of these related party transactions and our general ongoing business relationship with DevonWay. Our revenues from DevonWay for the year ended December 31, 2005, are license revenues of $160,000, and services and other revenue of $439,000. See Note 18 of the Notes to Financial Statements for more information.

Although customers purchased licenses with contract values totaling $1.5 million (including a $1 million license sold to DevonWay) for the year ending December 31, 2005, we recorded license revenues for accounting purposes of $515,000, up from $359,000 for the year ending December 31, 2004. For accounting purposes, the amounts allocated to individual contract elements (such as licenses) may differ from the amounts stated in the contract for those individual elements, and the timing of their recognition as revenue may be later than the period in which they are sold. See Note 3 of the Notes to Financial Statements for more information.

Three customers accounted for 20 percent, 18 percent and 11 percent of our total revenues for the year ended December 31, 2005, compared to three customers accounting for 50 percent (Cedars), 22 percent and 15 percent of our total revenues for the year ended December 31, 2004. No other single customer accounted for more than 10 percent of our total revenues for the year ended December 31, 2005 or 2004.

The customer accounting for 20 percent of our total revenues for the year ended December 31, 2005, completed its use of our time-and-materials consulting services for its application development project during the quarter ended December 31, 2005. The customer accounting for 18 percent of our total revenues for the year ended December 31, 2005, substantially completed its application development project during the quarter ended March 31, 2005. The customer accounting for 11 percent of our total revenues for the year ended December 31, 2005, DevonWay, is a related party, as noted above. In future periods, we do not expect the amount of revenue from these customers to be significant as they have completed their current projects. We have not sold new projects to replace these projects, and are not currently working on any significant consulting projects.

We continue to actively market to new and existing customers. However, we continue to face a challenging sales environment. As a result, it is unclear if or when we can expect to close material sales to new or existing customers, and until we do so we are likely to continue to experience declining revenues and increasing losses.

Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel and contractors to provide applications development and implementation, support, and training services. Cost of revenues decreased $2.9 million, or 50 percent, to $2.9 million for the year ended December 31, 2005 as compared to $5.9 million for the year ended December 31, 2004. The decrease in cost of revenues is primarily due to having a smaller staff (particularly subcontractors) working on customer projects as these customers complete their current application development projects and become more self-sufficient. In particular, the UK project that ended during the quarter ended September 30, 2004 was staffed with subcontractors who we released upon completion of the services.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel; and marketing seminars, public relations, advertising and other marketing expenses. Sales and marketing expenses increased $35,000, or 1 percent, to $2.9 million for the year ended December 31, 2005 as compared to $2.9 million for the year ended December 31, 2004. In connection with the change in sales focus under our new Chief Executive Officer, Robert W. Felton, and to conserve our financial resources, we discontinued most discretionary marketing spending in December 2005.

Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $203,000, or 5%, to $3.5 million for the year ended December 31, 2005, as compared to $3.7 million for the year ended December 31, 2004.

General and Administrative. General and administrative expenses consist primarily of the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses increased $671,000, or 29 percent, to $3.0 million for the year ended December 31, 2005 as compared to $2.3 million for the year ended December 31, 2004. The increase in general and administrative expenses for the year ended December 31, 2005 is primarily due to the recognition of estimated severance related charges related to the departure of our prior CEO totaling $670,000, including an estimated option modification charge of $157,000; which represents our best estimate as the separation terms have not been finalized. The parties are in settlement discussions but a settlement has not been reached. An unfavorable outcome of this matter could have a material adverse impact on our business, results of operations, financial position, or liquidity.

During the quarter ended March 31, 2004, we reduced some variable compensation accrued during 2003, to lower levels that we believe better reflect our estimates. This reduced operating expenses for the first quarter of 2004 by $219,000.

Special Charges. We incurred no special charges during the years ended December 31, 2005 and 2004.

Total Other Income, net

Net total other income was $137,000 for the year ended December 31, 2005, as compared to $240,000 for the year ended December 31, 2004.

Provision for Income Taxes

The benefit for income taxes was $1.1 million for the year ended December 31, 2005 as compared to a benefit of $376,000 for the year ended December 31, 2004. The benefit for income taxes for the years ended December 31, 2005 and 2004 relate primarily to reversing accruals for foreign and state taxes that were no longer deemed necessary.

At December 31, 2005, we had established a valuation allowance of $39.1 million for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and projected net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, including the size of the prior operating losses, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

Balance Sheet Items

Notes payable. In December 2005, we executed promissory notes due to three members of our Board of Directors (or investment entities associated with those Directors), for a total of $600,000. During the quarter ended March 31, 2006, we executed additional similar notes totaling $500,000 to our Chief Executive Officer, Robert W. Felton. See Note 7 of the Notes to Financial Statements for more information.

Deferred revenues. We had deferred revenues of $2.2 million at December 31, 2005 compared to $1.1 million at December 31, 2004. The increase results primarily from a $1 million license payment we received from DevonWay in August 2005. For accounting purposes we have deferred revenue recognition of this revenue until the end of the estimated economic life of the release of EnterpriseTenFold provided to DevonWay, because the license agreement contains a discount that cannot be determined at inception of the agreement, as discussed above.

2004 as Compared to 2003

Revenues

Total revenues decreased $10.1 million or 37 percent, to $17.6 million for the year ended December 31, 2004, as compared to $27.7 million for the year ended December 31, 2003.

Services and other revenues increased $204,000, or 1 percent, to $17.2 million for the year ended December 31, 2004 as compared to $17.0 million for the year ended December 31, 2003. Services and other revenues for the year ended December 31, 2004 include $8.1 million in revenues, and $150,000 in operating costs, recognized during the quarter ended June 30, 2004, related to the completion of the earlier fixed-price applications development project with Cedars. This completed the recognition of these revenues and related costs that were deferred in prior years pending confirmation of the completion of the applications development project and resolution of potential disputes between the parties. The new contractual terms between Cedars and TenFold confirmed TenFold’s completion of the earlier project and provided for mutual releases from prior related claims. Since this completed our recognition of this project-related revenue, Cedars did not account for a significant portion of our revenue in subsequent periods.

Excluding the effect of this Cedars transaction, we would have had total revenues of $9.5 million, and a net loss of $4.5 million for the year ended December 31, 2004. The increase in services and other revenues during the year ended December 31, 2004 from this transaction, was partially offset by decreases in revenues from certain other customers who are purchasing less time-and-materials consulting from us over time as they completed their current application development projects and became more self-sufficient. Services and other revenues for the year ended December 31, 2003 include $1.5 million from the reduction over time of a guarantee on one prior fixed-price contract, and $600,000 recognized upon completion of training obligations associated with a contract signed in 2002.

License revenues increased $111,000 to $359,000 for the year ended December 31, 2004, as compared to $248,000 for the year ended December 31, 2003. The increase in license revenues was primarily due to the amortization of the revenue from a project related license sold in late 2003 into revenues during early 2004, and an increase in the volume of new license sales during 2004 as compared to 2003.

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

Our revenues from the two customers accounting for 22 percent and 15 percent of our total revenues for the year ended December 31, 2004, which was primarily time-and-materials consulting revenue, decreased over time as these customers completed their current application development projects and became more self-sufficient. The customer accounting for 15 percent of our total revenues for the year ended December 31, 2004 completed its use of our time-and-materials consulting services for its current application development project during the quarter ended September 30, 2004. During Q3 and Q4, the end-user customer for this project engaged directly with us for some short-term time-and-materials consulting services. The other customer project, accounting for 22 percent of our total revenues for the year ended December 31, 2004, was substantially completed at the end of the first quarter of 2005.

During the quarter ended December 31, 2004, we recognized from previously deferred revenues, service revenues of approximately $261,000 for work performed and from a reduction of our estimate of work remaining on a customer project.

Operating Expenses

Cost of Revenues. Cost of revenues decreased $3.6 million, or 38 percent, to $5.9 million for the year ended December 31, 2004 compared to $9.5 million for the year ended December 31, 2003. The decreases in cost of revenues were primarily due to having a smaller staff (particularly subcontractors) working on customer projects as these customers completed their application development projects and became more self-sufficient.

Sales and Marketing. Sales and marketing expenses increased $1.8 million, or 163 percent, to $2.9 million for the year ended December 31, 2004 as compared to $1.1 million for the year ended December 31, 2003. These increases in sales and marketing expenses were primarily due to expanding sales staffing and increasing marketing activities.

Research and Development. Research and development expenses increased $263,000, or 8%, to $3.7 million for the year ended December 31, 2004, as compared to $3.5 million for the year ended December 31, 2003.

General and Administrative. General and administrative expenses decreased $731,000, or 24 percent, to $2.3 million for the year ended December 31, 2004 as compared to $3.0 million for the year ended December 31, 2003. The decreases in general and administrative expenses were primarily due to lower variable compensation accruals and lower legal expenses.

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

Liquidity and Capital Resources

Net cash used in operating activities was $4.5 million for the year ended December 31, 2005 as compared to $7.3 million for 2004. The decrease in cash flow used in operating activities results primarily from decreases in cash outflows from reduced expenses. This decrease in cash outflows was partially offset by a decrease in cash inflows as the customers of some of our prior time-and-materials consulting engagements completed their projects with us.

Net cash used in investing activities was $17,000 for the year ended December 31, 2005 as compared to net cash provided by investing activities of $10,000 for 2004.

Net cash provided by financing activities was $604,000 for the year ended December 31, 2005 as compared to $273,000 for 2004. Net cash provided by financing activities for the year ended December 31, 2005 included $600,000 from the issuance of promissory notes to three members of our Board of Directors (or investment entities associated with those Directors). See Note 7 of the Notes to Financial Statements for more information. Net cash provided by financing activities also included $36,000 of proceeds from employee stock purchase plan stock issuances. Net cash provided by financing activities for the year ended December 31, 2004 included $142,000 of proceeds from employee stock purchase plan stock issuances, and $146,000 from employee stock option exercises.

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenues balances of $2.2 million at December 31, 2005 and $1.1 million at December 31, 2004. When, over time, we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

As of December 31, 2005, our principal source of liquidity was our cash and cash equivalents of $1.3 million. On March 30, 2006 we completed a capital raising transaction for gross proceeds of approximately $6.3 million (before expenses and repayment of $1.1 million of interim financing obligations). We believe that with the proceeds of this capital transaction, and new sales that we believe that we can close during 2006, we will have sufficient liquidity for our operations during 2006. However, significant challenges and risks remain:

•	We have not been able to generate positive cash flow from operations for the three years ended December 31, 2005. Our net cash used in operating activities was $4.5 million for the year ended December 31, 2005.

•	For the last several years, we have derived a significant portion of our cash inflows from time-and-materials consulting services performed for a limited number of large customers for whom we were completing enterprise applications development projects. These parties initially became customers of TenFold under our prior business model in earlier years. As these customers completed their initial projects and became self-sufficient, they reduced their purchases of time-and-materials consulting services (although most continue to purchase support from us and other services from time to time). These reductions have materially reduced our cash inflows. The last of these large time-and-materials consulting engagements was substantially completed during the quarter ended March 31, 2005.

•	We have experienced difficulty closing substantial new sales, and it is unclear when or if we can expect to predictably close material sales to new or existing customers, and to achieve and sustain positive cash flow from operations. Under the leadership of our new Chief Executive Officer, Robert W. Felton, we have recently changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. Although we expect to be more successful with this new model, we have limited experience with the new model as we have introduced it only recently, and have not yet closed any sales under this model. If we do not close significant sales in 2006, the funds from our recent capital raising will not be sufficient to fund our operations through all of 2006.

There can be no assurance that we will be successful closing sufficient new sales and these risks may have a materially adverse affect on our future cash flow and operations.

See “Risk Factors” for more information about risks facing TenFold.

Disclosure about Contractual Obligations

The following table sets forth certain contractual obligations recorded in the audited financial statements as of December 31, 2005 and summary information is presented in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$—	—	—	—	—
Capital lease obligations	47	37	10	—	—
Operating lease obligations	741	442	299	—	—
Notes payable	615	615	—	—	—
Purchase obligations	11	11	—	—	—
Other long term liabilities reflected on the registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$1,414	$1,105	$309	—	—

Related Party Transactions

During 2005, we entered into agreements with a new customer, DevonWay, to provide licenses, consulting services, technical support services, and training, for a total of approximately $1.6 million. A long-time member of our Board of Directors and our recently elected Chairman, CEO and President, Robert W. Felton, is the founder and majority shareholder of DevonWay. All disinterested members of our Board of Directors approved of these related party transactions and our general ongoing business relationship with DevonWay.

Our revenues from DevonWay for the year ended December 31, 2005, are license revenues of $160,000, and services and other revenue of $439,000. As of December 31, 2005, we had accounts receivable from DevonWay of $24,500. For the year ended December 31, 2005, we received cash inflows from DevonWay of $1.6 million.

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

On December 23, 2005, we executed a Promissory Note due to Robert W. Felton, our Chairman, President, and Chief Executive Officer, in the amount of $200,000.

On December 23, 2005, we executed a Promissory Note due to Wasatch Investments LLC, an investment entity associated with TenFold Director Robert E. Parsons, Jr., in the amount of $200,000.

On December 28, 2005, we executed a Promissory Note due to First Media TF Holdings LLC, an investment entity associated with TenFold Director Ralph W. Hardy, Jr., in the amount of $200,000.

On February 23, 2006, TenFold executed a Promissory Note due to Mr. Felton, in the amount of $250,000.

On March 15, 2006, TenFold executed a Promissory Note due to Mr. Felton, in the amount of $250,000.

These identical Promissory Notes were intended to provide interim financing to TenFold while we sought to secure equity financing. The notes are senior to other TenFold indebtedness and equity, bear interest at 10% and were due upon the earlier to occur of March 31, 2006, the closing of equity financing of $2 million or more, or a liquidation event. We repaid these notes in full in March 2006, upon completing the equity financing transaction described below.

On March 29, 2006, we entered into a Securities Purchase Agreement for the sale of 1,500,000 shares of unregistered convertible preferred stock and warrants. The preferred shares are convertible into 20,315,805 shares of common stock. The warrants are to purchase 10,157,899 shares of common stock at an exercise price of $0.62 per share, with a 5 year term. The transaction generated gross proceeds of approximately $6.3 million (before expenses and repayment of $1.1 million of interim financing obligations). Several members of our Board of Directors (or investment entities associated with them) and an Executive Officer participated in the transaction, providing a total of approximately $4.7 million of the gross proceeds raised:

•	Robert W. Felton Trust invested $2 million. We repaid $709,000 of interim financing to Mr. Felton, our Chairman, President, and Chief Executive Officer, from the proceeds of the capital raising.

•	First Media TF Holdings LLC, an investment entity associated with TenFold Director Ralph W. Hardy Jr., invested $2 million. We repaid $205,000 of interim financing to First Media TF Holdings LLC from the proceeds of the capital raising.

•	TenFold Director Steven H. Coltrin invested $500,000. We expect to use approximately $206,000 of the proceeds of the capital raising to pay accounts payable due to his firm, Coltrin & Associates, for marketing and public relations work provided to TenFold in earlier periods.

•	Samer Diab, Vice President, Customer Services, invested $230,000.

We also repaid $205,000 of interim financing to Wasatch Investments LLC, an investment entity associated with TenFold Director Robert E. Parsons, Jr., from the proceeds of the capital raising.

The disinterested members of our Board of Directors approved these transactions.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS

No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this new rule, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of 2006. We are currently evaluating the impact of SFAS 123R and expect the adoption to have a material impact on our financial position and results of operations. See Stock-Based Compensation in Note 3 of Notes to Financial Statements for more information related to the pro forma effects on our reported net loss and loss per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in financial years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2005, we had cash and cash equivalents of $1.3 million, and restricted cash of $74,000. Substantially all of the cash equivalents consist of highly liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the December 31, 2005 rates would cause the fair value of these cash investments to change by an insignificant amount. We do not invest in any financial derivatives or any other complex financial instruments. TenFold does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

Currency Risk

Our operations include some transactions with customers and partners in the United Kingdom. Some of these transactions are denominated in British pounds. For example, we have had projects in the United Kingdom for which we received payment from our customer in British pounds, and paid a contractor we used in British pounds. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of receivables or payables denominated in British pounds decreases. When the U.S. dollar weakens against the British pound, the value of receivables or payables denominated in British pounds increases. The monetary activities which are impacted by foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the December 31, 2005 rate would cause the fair value of such monetary assets and liabilities denominated in British pounds to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

Item 8. Financial Statements and Supplementary Data

The responses to this item are submitted in other sections of this Form 10-K. See Item 6 for Supplementary Data. See Item 15 for Financial Statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1.	Financial Statements and Notes to Financial Statements

The following financial statements are filed as part of this report:

TENFOLD CORPORATION

2.	Financial Statement Schedule

The following financial statement schedule is filed as a part of this report:

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2005, 2004, and 2003

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3. Exhibits. The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Number	Description

3.2**	Fourth Amended and Restated Certificate of Incorporation of TenFold. (1)

3.3	Certificate of Designations of Convertible Preferred Class A Stock.

3.4**	Bylaws of TenFold. (1)

3.5**	Amendment to Bylaws dated March 2, 1999. (3)

3.6**	Amendment to Bylaws dated May 19, 2005. (15)

4.1**	Reference is made to Exhibits 3.2, 3.3, 3.4, 3.5 and 3.6. (1) and (3)

4.2**	Specimen Stock Certificate. (1)

4.3**	Amended and Restated Investors’ Rights Agreement dated November 24, 1997, as Amended, by and among TenFold, Gary D. Kennedy, Jeffrey L. Walker, the Walker Children’s Trust and the Investors (as defined therein). (1)

4.4**	Form of Securities Purchase Agreement dated December 22, 2003, between Registrant and purchasers of stock (12)

4.5**	Form of Amendment No. 1 to Securities Purchase Agreement dated December 22, 2003, between Registrant and purchasers of stock (13)

4.6	Form of Securities Purchase Agreement dated March 29, 2006, between Registrant and purchasers of securities.

4.7	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated March 29, 2006, between Registrant and purchasers of securities.

10.1**	Form of Indemnification Agreement between TenFold and an executive officer and its directors. (1)

10.2**#	1993 Flexible Stock Incentive Plan, as amended. (2)

10.3**#	1999 Stock Plan, as amended. (8)

10.4**#	1999 Employee Stock Purchase Plan, as amended. (8)

10.5**#	2000 Employee Stock Option Plan. (5)

10.6**	Restructuring Agreement effective December 8, 2000 between Perot Systems Corporation and TenFold. (5)

10.7**	Lease Agreement effective April 28, 2000 between Boyer Jordan Valley 1, L.C. and TenFold. (4)

10.8**	First Amendment to Lease Agreement effective November 30, 2000 between Boyer Jordan Valley 1, L.C. and TenFold. (5)

10.9**	Second Amendment to Lease Agreement between Boyer Jordan Valley 1, L.C. and TenFold. (9)

10.10**	Third Amendment to Lease Agreement Between Boyer Jordan Valley 1, L.C. and TenFold. (10)

10.11**#	Employment Agreement between TenFold and Nancy M. Harvey. (6)

10.12**#	Amendment to Employment Agreement TenFold Corporation and Nancy M. Harvey. (8)

10.13**#	Amendment No. 2 to Employment Agreement between TenFold and Nancy M. Harvey. (9)

10.14**#	Amendment No. 3 to Employment Agreement between TenFold and Nancy M. Harvey. (12)

10.15**#	Amendment No. 4 to Employment Agreement between TenFold and Nancy M. Harvey. (14)

10.16**#	Restricted Stock Bonus Agreement Between TenFold and Nancy M. Harvey. (7)

10.17**	Master Software License and Services Agreement, dated September 27, 1999, as amended, between TenFold and Allstate Insurance Company. (9)

10.18**	Stock Issuance Agreement and Release, dated as of February 5, 2003, between TenFold and the Robert W. Felton Trust. (11)

10.19**	Placement Agent Agreement dated December 12, 2003 between Registrant and Brean Murray & Co., Inc. (13)

11*	Computation of Shares used in Computing Basic and Diluted Net Income (Loss) Per Share.

23.1	Consent of Tanner LC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to “Notes to Financial Statements” herein
**	Previously filed
#	Indicates management contract or compensatory plan or arrangement
1)	Filed on March 8, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated by reference.
2)	Filed on April 20, 1999 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 and incorporated by reference.
3)	Filed on May 18, 1999 as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference.
4)	Filed on May 5, 2000 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
5)	Filed on April 12, 2001 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.
6)	Filed on May 21, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
7)	Filed on July 27, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
8)	Filed on April 15, 2002 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.
9)	Filed on August 14, 2002 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
10)	Filed on November 19, 2002 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
11)	Filed on March 31, 2003 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.
12)	Filed on May 13, 2003 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
13)	Filed on December 23, 2003 as an exhibit to the Company’s Report on Form 8-K and incorporated by reference.
14)	Filed on March 22, 2004 as an exhibit to the Company’s Report on Form 10-K and incorporated by reference.
15)	Filed on August 15, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TenFold Corporation:

We have audited the balance sheets of TenFold Corporation as of December 31, 2005 and 2004 and the related statements of operations, stockholders equity and cash flows for each of the three years in the period ended December 31, 2005. In connection with our audits of the financial statements, we also have audited the financial statement schedule as of December 31, 2005 and 2004 and for the three years then ended as listed in Item 15.2 of the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TenFold Corporation as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule as of and for the three years ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements and schedule referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has used significant balances of its cash in operating activities and at present levels of cash consumption will not have sufficient resources to meet operating needs. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements and schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LC.

Salt Lake City, Utah

March 31, 2006

TENFOLD CORPORATION

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,344	$5,225
Accounts receivable, (net of allowances for doubtful accounts of $9 and $29, respectively) (includes related party receivable of $25 and $0, respectively)	209	240
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $3, respectively)	2	74
Prepaid expenses and other assets	161	176

Total current assets	1,716	5,715

Restricted cash	74	74
Property and equipment, net	352	626

Total assets	$2,142	$6,415

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$483	$265
Income taxes payable	250	1,340
Accrued liabilities	1,492	1,406
Deferred revenue	2,218	1,062
Current installments of obligations under capital leases	35	25
Notes payable – related parties	600	—

Total current liabilities	5,078	4,098

Long-term liabilities:
Obligations under capital leases, excluding current installments	10	36

Total long-term liabilities	10	36

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value: Authorized: 120,000,000 shares Issued and outstanding shares: 46,445,749 shares at December 31, 2005 and 46,377,219 shares at December 31, 2004	46	46
Additional paid-in capital	76,411	76,218
Deferred compensation	(6)	(20)
Accumulated deficit	(79,397)	(73,963)

Total stockholders’ equity (deficit)	(2,946)	2,281

Total liabilities and stockholders’ equity	$2,142	$6,415

The accompanying notes to financial statements are an integral part of these financial statements

TENFOLD CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
License	$515	$359	$248
Subscription	—	—	10,431
Services and other	5,195	17,234	17,030

Total revenues	5,710	17,593	27,709

Operating expenses:
Cost of revenues	2,940	5,883	9,454
Sales and marketing	2,896	2,861	1,088
Research and development	3,531	3,734	3,471
General and administrative	2,986	2,315	3,046
Special charges	—	—	(673)

Total operating expenses	12,353	14,793	16,386

Income (loss) from operations	(6,643)	2,800	11,323

Other income (expense):
Interest income	60	92	50
Interest expense	(7)	(10)	(173)
Other income	84	158	373
Gain on retirement of debt	—	—	2,206

Total other income, net	137	240	2,456

Income (loss) before income taxes	(6,506)	3,040	13,779
Provision (benefit) for income taxes	(1,072)	(376)	32

Net income (loss)	$(5,434)	$3,416	$13,747

Basic earnings (loss) per common share	$(0.12)	$0.07	$0.34

Diluted earnings (loss) per common share	$(0.12)	$0.06	$0.29

Weighted average common and common equivalent Shares used to calculate earnings (loss) per share:

Basic	46,423	46,204	40,634

Diluted	46,423	54,924	47,623

The accompanying notes to financial statements are an integral part of these financial statements

TENFOLD CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2002	37,382,080	$37	$65,953	$(89)	$(91,126)	$(25,225)

Common stock issued upon exercise of options	283,988	—	173	—	—	173
Common stock issued for ESPP	47,478	—	6	—	—	6
Restricted common stock issued	8,888,889	9	9,741	—	—	9,750
Restricted stock cancelled	(632,911)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	109	—	109
Cancellation of stock options	—	—	(9)	9	—	—
Deferred compensation related to grants of stock options	—	—	72	(72)	—	—
Net income	—	—	—	—	13,747	13,747

Balance at December 31, 2003	45,969,524	$46	$75,936	$(43)	$(77,379)	$(1,440)

Common stock issued upon exercise of options	297,639	—	146	—	—	146
Common stock issued for ESPP and other	110,056	—	142	—	—	142
Amortization of deferred compensation	—	—	—	17	—	17
Cancellation of stock options	—	—	(6)	6	—	—
Net income	—	—	—	—	3,416	3,416

Balance at December 31, 2004	46,377,219	$46	$76,218	$(20)	$(73,963)	$2,281

Common stock issued for ESPP and other	68,530	—	36	—	—	36
Amortization of deferred compensation	—	—	—	171	—	171
Deferred compensation related to modification of stock options	—	—	157	(157)	—	—
Net loss	—	—	—	—	(5,434)	(5,434)

Balance at December 31, 2005	46,445,749	$46	$76,411	$(6)	$(79,397)	$(2,946)

The accompanying notes to financial statements are an integral part of these financial statements

TENFOLD CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(5,434)	$3,416	$13,747
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	305	356	766
Provision (reversal) to bad debt reserve	(19)	33	6
Amortization of deferred compensation	171	17	109
Gain on retirement of debt	—	—	(2,206)
(Gain) loss on sale of property and equipment	2	(62)	(113)
Changes in operating assets and liabilities:
Accounts receivable	40	672	422
Unbilled accounts receivable	82	(19)	(27)
Prepaid expenses and other assets	15	77	2,051
Accounts payable	218	(862)	190
Income taxes payable, net	(1,090)	(388)	2
Accrued liabilities	86	(4,010)	(1,020)
Deferred revenue	1,156	(6,524)	(12,742)
Other current and long-term liabilities	—	—	(2,053)

Net cash used in operating activities	(4,468)	(7,294)	(868)

Cash flows from investing activities:
Additions to property and equipment	(19)	(52)	(178)
(Additions) decreases to restricted cash	—	(1)	65
Proceeds from sale of property and equipment	2	63	137

Net cash provided by (used in) investing activities	(17)	10	24

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	36	142	6
Exercise of common stock options	—	146	173
Principal payments on obligations under capital lease	(32)	(15)	(687)
Proceeds from issuance of notes payable	600	—	—
Proceeds from issuance of restricted stock	—	—	9,750

Net cash provided by financing activities	604	273	9,242

Net increase (decrease) in cash and cash equivalents	(3,881)	(7,011)	8,398
Cash and cash equivalents at beginning of year	5,225	12,236	3,838

Cash and cash equivalents at end of year	$1,344	$5,225	$12,236

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19	$24	$32
Cash paid for interest	4	3	8

Non cash investing and financing activities:
Deferred compensation related to grants of stock or stock options	$157	$—	$72
Equipment purchased under capital leases	16	76	—

The accompanying notes to financial statements are an integral part of these financial statements

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Nature of Operations

TenFold provides services and technology for building complex, Service Oriented Architecture (“SOA”)-compliant, mission-critical applications. We believe that with TenFold’s technology, EnterpriseTenFold, applications can be created in significantly less time and cost than using traditional development technologies and that customers will experience significantly reduced ongoing applications maintenance and enhancement costs compared to what they generally experience with legacy applications. Our business model focuses on providing applications development services and our EnterpriseTenFold technology, support and training, to customers who can use a TenFold team or their own business teams to build and maintain applications.

TenFold sells its products and services primarily to customers in the United States, but it currently has a small number of customers outside the United States.

TenFold was incorporated in the state of Delaware in February 1993.

2. Going Concern and Liquidity

Our financial statements have been prepared under the assumption that TenFold will continue as a going concern. The independent auditors’ opinion on our December 31, 2005 financial statements includes an explanatory paragraph relating to our ability to continue as a going concern.

As of December 31, 2005, our principal source of liquidity was our cash and cash equivalents of $1.3 million. On March 30, 2006 we completed a capital raising transaction for gross proceeds of approximately $6.3 million (before expenses and repayment of $1.1 million of interim financing obligations). We believe that with the proceeds of this capital transaction, and new sales that we believe that we can close during 2006, we will have sufficient liquidity for our operations during 2006. However, significant challenges and risks remain:

•	We have not been able to generate positive cash flow from operations for the three years ended December 31, 2005. Our net cash used in operating activities was $4.5 million for the year ended December 31, 2005.

•	For the last several years, we have derived a significant portion of our cash inflows from time-and-materials consulting services performed for a limited number of large customers for whom we were completing enterprise applications development projects. These parties initially became customers of TenFold under our prior business model in earlier years. As these customers completed their initial projects and became self-sufficient, they reduced their purchases of time-and-materials consulting services (although most continue to purchase support from us and other services from time to time). These reductions have materially reduced our cash inflows. The last of these large time-and-materials consulting engagements was substantially completed during the quarter ended March 31, 2005.

•	We have experienced difficulty closing substantial new sales, and it is unclear when or if we can expect to predictably close significant sales to new or existing customers, and to achieve and sustain positive cash flow from operations. Under the leadership of our new Chief Executive Officer, Robert W. Felton, we have recently changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. Although we expect to be more successful with this new model, we have limited experience with the new model as we have introduced it only recently, and have not yet closed any sales under this model. If we do not close significant sales in 2006, the funds from our recent capital raising will not be sufficient to fund our operations through all of 2006.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

There can be no assurance that we will be successful closing sufficient new sales and these risks may have a materially adverse affect on our future cash flow and operations.

3. Significant Accounting Policies

Basis of Presentation

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

NOTES TO FINANCIAL STATEMENTS

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

We generally enter into contracts that involve multiple elements, such as software products, enhancements, post-contract customer support (“PCS”), training, and time-and-material services. For accounting purposes, we allocate a portion of the contract fee to each undelivered element based on the relative fair values of the elements and allocate the fee for delivered software products using the residual method. The fair values of an element must be based on VSOE. We establish VSOE based on the price charged when the same element is sold separately. VSOE for services is based on standard rates for the individuals providing services. These rates are the same rates charged when the services are sold separately under time-and-materials contracts. We base VSOE for training on standard rates charged for each particular training course. These rates are the rates charged when the training is sold separately for supplemental training courses. For PCS, VSOE is determined by reference to the renewal rate we charge the customer in future periods.

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

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

For license agreements that contain a discount that cannot be determined at the inception of the agreement, we recognize the related license revenue at the end of the estimated economic life of the release of the software version provided to the customer. We use the end of the estimated economic life to recognize the revenue when we do not VSOE for the related post-contract customer support, due to the discount, and therefore we cannot allocate the revenue until the discount is known at the end of the estimated economic life.

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

The following table sets forth, for the periods indicated, the revenue recognized by type (in thousands):

	Year ended December 31,
	2005	2004	2003
EnterpriseTenFold license revenue	$515	$209	$198
Other license revenue	—	150	50

Total license revenues	$515	$359	$248

Subscription revenue	$—	$—	$10,431

Percentage-of-completion and completed-contract service revenue	$803	$8,426	$254
Time-and-materials service revenue	2,102	6,478	10,145
Maintenance revenue	1,567	1,638	3,183
Training revenue	456	234	822
Reimbursed expenses and other revenues	267	458	2,626

Total services and other revenues	$5,195	$17,234	$17,030

Total revenues	$5,710	$17,593	$27,709

Cash Equivalents

Cash equivalents include all highly-liquid investments purchased with remaining maturities of three or fewer months. Cash equivalents are recorded at cost, which approximates fair value, and consist primarily of investments in money market mutual funds, which at times, exceed federally insured limits. We have not experienced any losses in such accounts. We believe that we are not exposed to any significant credit risk on cash equivalents.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Restricted Cash

Restricted cash of $74,000 at December 31, 2005 and December 31, 2004 is maintained to support various accounts payable activities.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost, as adjusted for impairment charges. See Note 5 for more information. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years, or the life of the lease, whichever is shorter.

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

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

Cost of Revenues

Cost of revenues consists primarily of compensation and other related costs of services personnel, and contractor and distributor costs related to customer projects. Costs of license revenues, including product packaging, documentation, and reproduction have not been significant.

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $14,000 in 2005, $112,000 in 2004, and $1,000 in 2003.

Research and Development Costs

Research and development expenses consist primarily of costs for development and enhancement of our EnterpriseTenFold technologies. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”), development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established. We achieve technological feasibility through a working model. We have charged our software development costs to research and development expense in the accompanying Statements of Operations.

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

Had compensation expense for our stock option plan and the employee stock purchase plan been determined based on the fair value at the grant date for awards or purchase rights under these

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock Based Compensation, our net income (loss) for the years ended December 31, 2005, 2004, and 2003 would have been as follows (in thousands except per share information):

	2005	2004	2003
Net income (loss) applicable to common stock – as reported	$(5,434)	$3,416	$13,747
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	171	17	109
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,348)	(11,658)	(5,348)

Net income (loss) applicable to common stock – pro forma	$(11,611)	$(8,225)	$8,508

Earnings (loss) per common share – as reported:
Basic	$(0.12)	$0.07	$0.34
Diluted	$(0.12)	$0.06	$0.29

Earnings (loss) per common share – pro forma:
Basic	$(0.25)	$(0.18)	$0.21
Diluted	$(0.25)	$(0.15)	$0.18

The effect of SFAS 123 on pro forma net income (loss) and net income (loss) per share disclosed for 2005, 2004, and 2003 may not be representative of the effects on pro forma results in future years.

See Note 12 for more information.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this new rule, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of 2006. We are currently evaluating the impact of SFAS 123R and expect the adoption to have a material impact on our financial position and results of operations. See Stock-Based Compensation in this note above for more information related to the pro forma effects on our reported net loss and loss per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in financial years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

4. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

	Year ended December 31,
	2005	2004	2003
Numerator:
Net income (loss)	$(5,434)	$3,416	$13,747

Numerator for diluted earnings (loss) per share	$(5,434)	$3,416	$13,747

Denominator:
Denominator for basic earnings (loss) per share – Weighted-average shares	46,423	46,204	40,634

Employee stock options	—	8,720	6,989

Denominator for diluted earnings (loss) per share	46,423	54,924	47,623

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.12)	$0.07	$0.34

Diluted earnings (loss) per common share	$(0.12)	$0.06	$0.29

Employee stock options that could potentially dilute basic earnings (loss) per share in the future, of which there were 23,450,459 outstanding during the year ended December 31, 2005, that have a weighted average exercise price of $1.80 per share, were not included in the computation of diluted earnings (loss) per share for the year ended December 31, 2005, because to do so would have been anti-dilutive for the period.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Computer equipment	$4,737	$6,801
Software	1,351	1,675
Leasehold improvements	904	2,237
Furniture and fixtures	736	738
Office equipment	604	1,394
Computer equipment under capital lease	88	76

Total cost	8,420	12,921
Less accumulated depreciation and amortization	(8,068)	(12,295)

	$352	$626

Accumulated amortization under capital leases amounted to $44,000, $15,000, and $0 at December 31, 2005, 2004, and 2003, respectively.

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

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

6. Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	December 31,
	2005	2004
Accrued compensation	$533	$107
Accrued vacation	345	463
Sales & other business taxes	182	245
Accrued medical claims	139	141
Accrued restructuring costs	26	132
Legal and accounting fees	25	8
Other accrued expenses	242	310

Total accrued liabilities	$1,492	$1,406

Accrued liabilities at December 31, 2005 included estimated severance and related benefits of approximately $492,000, accrued in connection with the departure of our prior Chief Executive Officer in late 2005.

7. Notes Payable – Related Parties

On December 23, 2005, we executed a Promissory Note due to Robert W. Felton, our Chairman, President, and Chief Executive Officer, in the amount of $200,000.

On December 23, 2005, we executed a Promissory Note due to Wasatch Investments LLC, an investment entity associated with TenFold Director Robert E. Parsons, Jr., in the amount of $200,000.

On December 28, 2005, we executed a Promissory Note due to First Media TF Holdings LLC, an investment entity associated with TenFold Director Ralph W. Hardy Jr., in the amount of $200,000.

On February 23, 2006, TenFold executed a Promissory Note due to Mr. Felton, in the amount of $250,000.

On March 15, 2006, TenFold executed a Promissory Note due to Mr. Felton, in the amount of $250,000.

These identical Promissory Notes were intended to provide interim financing to TenFold while we sought to secure equity financing. The notes are senior to other TenFold indebtedness and equity, bear interest at 10% and were due upon the earlier to occur of March 31, 2006, the closing of equity financing of $2 million or more, or a liquidation event. We repaid these notes in full in March 2006, upon completing the equity financing transaction described in Note 11.

The disinterested members of our Board of Directors approved these transactions.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

8. Commitments

We lease office space and equipment under non-cancelable lease agreements, which expire at various dates through 2007. Future minimum lease payments under non-cancelable lease obligations, in excess of one year, as of December 31, 2005 are as follows (in thousands):

	Total	Operating	Capital
2006	$479	$442	$37
2007	309	299	10
Thereafter	—	—	—

Total minimum lease payments	$788	$741	47

Less: Amount representing interest			(2)

Present value of net minimum capital lease payments			45
Less: Current installments of obligations under capital leases			(35)

Obligations under capital leases, excluding current installments			$10

Total rental expense under operating leases was $541,000, $492,000, and $431,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

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

9. Legal Proceedings and Contingencies

Unresolved Stockholder Matter

On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of our officers and directors, and certain underwriters of our initial public offering. An amended complaint was filed on April 24, 2002. TenFold and certain of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including TenFold. On June 27, 2003, our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of TenFold and of the individual defendants for the alleged wrongful conduct in the Amended Complaint. We agreed to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. In June 2004, a motion for preliminary approval of the settlement was filed with the Court. The underwriters filed a memorandum with the Court opposing preliminary approval of the settlement. The court granted preliminary approval of the settlement on February 15, 2005, subject to certain modifications. On

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing has been set for April 24, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. At this point, we do not believe that this lawsuit will have a material adverse impact on our business, results of operations, financial position, or liquidity. Accordingly, no related losses have been provided for in our accompanying financial statements.

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including a right to replace an infringing product or cancel the software license and return the fees paid by the customer. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements, and no such claims were outstanding at December 31, 2005. As a result, we have not recorded a liability for infringement costs as of December 31, 2005.

Our agreements with customers also generally provide a warranty that for so long as the customer is paying for support services, our software will materially conform to the related documentation, and that our software has been developed in a workmanlike manner. To date, we have not incurred significant warranty costs. As a result, we have not recorded a liability for warranty costs as of December 31, 2005.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

We have an industry-standard, errors and omissions insurance policy. This policy excludes contractual related disputes such as cost and time guarantees, and only covers software errors or omissions that occur after the delivery of software. We believe this policy provides adequate coverage for potential damages related to errors and omissions in our delivered software.

10. Income Taxes

The components of the provision (benefit) for income taxes are presented below (in thousands):

	Year ended December 31,
	2005	2004	2003
Provision (benefit) for income taxes:
Current:
Federal	$—	$—	$—
State	(1,081)	(52)	4
Foreign	9	(324)	28

Total current	(1,072)	(376)	32

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total provision (benefit) for income taxes	$(1,072)	$(376)	$32

The table below reconciles the expected U.S. federal statutory income tax rate to the recorded income tax provision (benefit) (in thousands):

	Year ended December 31,
	2005	2004	2003
Tax expense (benefit) at U.S. statutory rates	$(2,212)	$1,034	$4,685
State tax (benefit), net of federal tax impact	5	5	4
Meals & entertainment	14	14	11
Foreign taxes	9	19	28
Change in tax contingencies and other estimates	(1,080)	(398)	25
Change in valuation allowance attributable to operations	2,192	(1,050)	(4,721)

Provision (benefit) for income taxes	$(1,072)	$(376)	$32

Our deferred tax assets are comprised of the following (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Reserves and accruals	$782	$456
Stock option compensation	55	8
Credits for research activities and foreign taxes	7,170	7,161
Differences in timing of revenue recognition	385	—
Loss carryovers	30,362	28,603
Depreciation for book in excess of tax	367	701

Total deferred tax assets	39,121	36,929
Valuation allowance	(39,121)	(36,929)

Deferred tax assets after valuation allowance	$—	$—

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

Domestic and foreign components of income (loss) before taxes are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Domestic	$(6,506)	$3,040	$13,779
Foreign	—	—	—

Income (loss) before taxes	$(6,506)	$3,040	$13,779

The benefit for income taxes for the year ended December 31, 2005 relates primarily to reversing accruals for foreign and state taxes that were no longer deemed necessary. As of December 31, 2005, we had federal net operating loss carryforwards of approximately $80.8 million that begin to expire in 2020. As of December 31, 2005, we had state net operating loss carryforwards of approximately $61.1 million, which are subject to various state carryover provisions that generally provide shorter carryover periods than federal. In addition, as of December 31, 2005, we had federal credit carryforwards for increasing research activities of approximately $4.1 million that begin to expire in 2014. We also had $1.7 million of state credits for increasing research activities that are subject to various state carryover provisions. The net operating losses and credits carryforwards will be subject to annual use limitations under Code Sections 382 and 383 as a result of the capital raising transaction that we completed in March 2006 described below.

The ultimate realization of the deferred income tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events. As of December 31, 2005, we had recorded a valuation allowance of $39.1 million. During the year ended December 31, 2005, the valuation allowance increased approximately $2.2 million, and for the year ended December 31, 2004, the valuation allowance decreased approximately $1.1 million. The increase for the year ended December 31, 2005 relates primarily to the current operating loss, whereas the decrease for the year ended December 31, 2004 relates primarily to the income from operations. The general valuation allowance has been established under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when it is more likely than not that the net deferred tax assets will not be realized. The valuation allowance as of December 31, 2005 includes the benefit for stock option exercises that increased the size of the net operating loss carryovers. Future reductions to the valuation allowance will be allocated $29.7 million to operations and $9.4 million to paid-in capital.

11. Capital Stock

On December 22, 2003, we completed a private placement of 5 million shares of restricted common stock, with no warrants, which we sold at $2.00 per share (before related fees and expenses). Under the terms of the private placement, we filed a shelf registration statement to register such shares that initially became effective on May 14, 2004. The remaining unsold shares have been removed from registration, but the holding period provided by federal securities laws has been satisfied, and the unsold shares may be freely transferred by non-affiliates of TenFold.

During February 2003, we sold 3,888,889 shares of common stock to a member of our Board of Directors for a total purchase price of $700,000. These shares are not registered and are therefore subject to certain holding period and other trading restrictions provided by federal securities laws.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

On March 29, 2006, we entered into a Securities Purchase Agreement for the sale of 1,500,000 shares of unregistered convertible preferred stock and warrants. The preferred shares are convertible into 20,315,805 shares of common stock. The warrants are to purchase 10,157,899 shares of common stock at an exercise price of $0.62 per share, with a 5 year term. The transaction generated gross proceeds of approximately $6.3 million (before expenses and repayment of $1.1 million of interim financing obligations). Several members of our Board of Directors (or investment entities associated with them) and an Executive Officer participated in the transaction, providing a total of approximately $4.7 million of the gross proceeds raised:

•	Robert W. Felton Trust invested $2 million. We repaid $709,000 of interim financing to Mr. Felton, our Chairman, President, and Chief Executive Officer, from the proceeds of the capital raising.

•	First Media TF Holdings LLC, an investment entity associated with TenFold Director Ralph W. Hardy Jr., invested $2 million. We repaid $205,000 of interim financing to First Media TF Holdings LLC from the proceeds of the capital raising.

•	TenFold Director Steven H. Coltrin invested $500,000. We expect to use approximately $206,000 of the proceeds of the capital raising to pay accounts payable due to his firm, Coltrin & Associates, for marketing and public relations work provided to TenFold in earlier periods.

•	Samer Diab, Vice President, Customer Services, invested $230,000.

We also repaid $205,000 of interim financing to Wasatch Investments LLC, an investment entity associated with TenFold Director Robert E. Parsons, Jr., from the proceeds of the capital raising.

12. Stock Option Plans

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

1999 Stock Plan. Our 1999 Stock Plan was adopted by the Board of Directors and approved by the stockholders in March 1999 and June 2002. A total of 6,500,000 shares of common stock were initially reserved for issuance under the 1999 Stock Plan, plus an automatic annual increase on the first day of 2000, 2001, 2002, 2003, and 2004. This automatic annual increase was equal to the lesser of 1,000,000 shares or 3 percent of our outstanding common stock on the last day of the immediately preceding year, or such lesser number of shares as the Board of Directors determined. Under this provision, on each of January 1, 2004, January 1, 2003, January 1, 2002, January 1, 2001 and January 1, 2000 the number of shares reserved for issuance under the plan increased by 1,000,000 shares. At the 2003 Annual Meeting our stockholders approved a plan amendment that increased the number of shares of common stock available for issuance by 5,000,000 shares, and increased the annual limit on the number of shares of common stock that may be granted to any one employee by 1,000,000 shares to an annual maximum of 2,000,000 shares. At the 2005 Annual Meeting our stockholders approved a plan amendment that increased the number of shares of common stock available for issuance by

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

5,000,000 shares. The 1999 Stock Plan provides for the granting to employees, including officers and directors, of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants, including non-employee directors, of nonqualified stock options and stock purchase rights. We have historically granted only nonqualified stock options. The 1999 Stock Plan is administered by the Board of Directors and the Board Compensation Committee, and with respect to option grants to purchase up to 10,000 shares to any one employee, option grants may be approved by a separate committee of the board. The plan administrator determines the terms of options and stock purchase rights granted under the 1999 Stock Plan, including the number of shares subject to an option or purchase right, the exercise or purchase price, and the term and exercisability of options. The options generally vest over a four or five year period and expire ten years from the date of grant. Unless terminated earlier, the 1999 Stock Plan will terminate in March 2009. Through December 31, 2005, we have not issued any stock purchase rights or stock appreciation rights under the 1999 stock plan; and have issued only one incentive stock option grant and one stock bonus award.

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

Stock option activity under our 1993, 1999, and 2000 stock option plans is as follows:

	Option Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2002	10,050,679	$2.75

Granted	8,869,000	$1.03
Exercised	283,988	$0.61
Canceled	1,771,702	$3.33

Outstanding at December 31, 2003	16,863,989	$1.85

Granted	5,609,500	$2.79
Exercised	297,639	$0.49
Canceled	1,272,529	$1.82

Outstanding at December 31, 2004	20,903,321	$2.12

Granted	4,181,000	$0.40
Exercised	—	$—
Canceled	1,633,862	$2.33

Outstanding at December 31, 2005	23,450,459	$1.80

At December 31, 2005, 20,450,740 options were vested and exercisable as compared to 12,883,266 in 2004 and 8,010,608 in 2003, under the stock option plans. Included in the table above are options granted to consultants that were recorded at their estimated fair value. To date, the number of options granted to consultants and the related fair value of such options has been insignificant.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about stock options under the plans outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
$0.15 to $0.25	3,752,125	7.06 Years	$0.21	3,081,781	$0.21
0.35 to 0.49	7,687,991	7.77 Years	0.39	6,834,241	0.39
0.60 to 0.89	1,186,250	5.64 Years	0.75	1,185,250	0.75
1.04 to 2.05	6,553,330	7.13 Years	1.44	6,001,268	1.43
2.49 to 2.92	1,258,528	7.46 Years	2.71	729,715	2.67
3.80 to 9.82	2,621,435	7.47 Years	4.59	2,227,685	4.73
12.60 to 21.00	24,100	3.94 Years	16.73	24,100	16.73
25.75 to 55.88	366,700	4.15 Years	33.31	366,700	33.31

$0.15 to $55.88	23,450,459	7.26 Years	$1.80	20,450,740	$1.85

The number of remaining options available to grant under the 1993, 1999, and 2000 plans is 9,893,607 as of December 31, 2005.

The weighted-average fair value of the options granted under the plans in 2005 is $0.36 as compared to $2.62 in 2004 and $0.90 in 2003. The fair value of these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions for 2005, 2004, and 2003: risk-free interest rate of 3.95 percent in 2005, 2.54 percent in 2004, and 2.15 percent in 2003; a dividend yield of 0 percent; a volatility factor of 170.2 percent for 2005, 185.3 percent for 2004 and 202.2 percent in 2003; and an expected life of 3.5 years in 2005, 3.9 years in 2004, and 3.0 years in 2003.

We recorded deferred compensation of $157,000 in 2005; $0 in 2004; and $72,000 in 2003; relating to modifications of stock options. We recognized compensation expense of $171,000 in 2005, $17,000 in 2004, and $109,000 in 2003, related to the vesting of options with associated deferred compensation.

13. 1999 Employee Stock Purchase Plan

Our 1999 Employee Stock Purchase Plan was adopted by our Board of Directors and approved by our stockholders in March 1999. A total of 1,000,000 shares of common stock were initially reserved for issuance under the purchase plan. In addition, the number of shares reserved for issuance under the purchase plan automatically increased on the first day of each of our fiscal years beginning in 2000, 2001, 2002, 2003, and 2004 equal to the lesser of 300,000 shares, 0.75 percent of our outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as the Board of Directors determined. Under this provision, the number of shares reserved for issuance under the purchase plan increased by 1,385,490 shares. The purchase plan, which is intended to qualify under Section 423 of the Internal Revenue Code, has two six-month offering periods each year, with new offering periods (other than the first offering period) commencing on February 1 and August 1 of each year. The first offering period commenced on the date of the initial public offering and ended on January 31, 2000. We issued 68,530, 95,496, and 47,478, shares under this plan during the years ended December 31, 2005, 2004, and 2003, respectively.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2005, 1,606,068 shares were available for issuance under the 1999 Employee Stock Purchase Plan.

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

The weighted-average fair value of employee stock purchase rights granted under the employee stock purchase plan in 2005 was $0.32 as compared to $1.66 in 2004 and $1.17 in 2003. The fair value of the employee stock purchase rights was estimated using the Black-Scholes model with the following assumptions for 2005: a weighted-average risk-free interest rate of 3.24 percent, dividend yield of 0 percent, an expected life of 6 months, and a volatility factor of 169.2 percent.

14. 401(k) Retirement Plan

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

15. Operating Segments

Our CEO reviews financial information on a consolidated basis, similar in format to the accompanying Statements of Operations. We consolidate revenue and expense information for all business groups for internal and external reporting and for decision-making purposes. We operate in a single operating segment, which is applications products and services.

Revenues from customers outside of North America were approximately 11 percent of total revenues for 2005, 20 percent of total revenues for 2004, and 29 percent of total revenues for 2003. Revenues from customers in the United Kingdom were 9 percent of total revenues for 2005, 19 percent of total revenues for 2004, and 29 percent of total revenues for 2003. The decrease in percent on total revenues from the United Kingdom is primarily the result of the completion during the quarter ended September 30, 2004, of a UK consulting project we commenced in 2002. Revenues from operations in Argentina were 2 percent of total revenues for 2005, 0.9 percent of total revenues for 2004, and 0.5 percent of total revenues for 2003. At December 31, 2005, our long-lived assets are deployed in the United States.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

16. Additional Significant Risks and Uncertainties

We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of customers. Replacing the loss of an important customer is unpredictable. Revenues and cash flows from a single customer or a few important customers may constitute a significant portion of our total revenues and cash inflows in a particular period, then decline as the volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not continue to purchase licenses or services from us in a subsequent period. Although we plan to expand and diversify our customer base, currently the loss of any of our large customers, without their replacement by new customers, would likely have a material adverse effect on our revenue and cash flow. The following table provides customer revenue concentrations greater than 10% of annual revenues, for each of the three years ended December 31, 2005, 2004 and 2003. No other customer accounted for more than 10 percent of total annual revenues during any of these years.

	December 31,
	2005	2004	2003
Customer A	20%
Customer B	18%	22%	25%
Customer C	11%
Customer D		50%
Customer E		15%	23%
Customer F			41%

The customer accounting for 20 percent of our total revenues for the year ended December 31, 2005, completed its use of our time-and-materials consulting services for its application development project during the quarter ended December 31, 2005. The customer accounting for 18 percent of our total revenues for the year ended December 31, 2005, substantially completed its application development project during the quarter ended March 31, 2005. The customer accounting for 11 percent of our total revenues for the year ended December 31, 2005, DevonWay, is a related party. See Note 18 for more information.

17. Special Charges

We incurred no special charges during the years ended December 31, 2005 and 2004. Special charges for the year ended December 31, 2003 of $(673,000) include restructuring charge adjustments of $(578,000) and asset loss impairment adjustments of $(95,000).

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

18. Related Party Transactions

During 2005, we entered into agreements with a new customer, DevonWay, to provide licenses, consulting services, technical support services, and training, for a total of approximately $1.6 million. A long-time member of our Board of Directors and our recently elected Chairman, CEO and President, Robert W. Felton, is the founder and majority shareholder of DevonWay. All disinterested members of our Board of Directors approved of these related party transactions and our general ongoing business relationship with DevonWay.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

Our revenues from DevonWay for the year ended December 31, 2005, are license revenues of $160,000, and services and other revenue of $439,000. As of December 31, 2005, we had accounts receivable from DevonWay of $24,500. For the year ended December 31, 2005, we received cash inflows from DevonWay of $1.6 million.

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

See Note 7 for information about Promissory Notes we have entered into with members of our Board of Directors.

See Note 11 for information about our capital raising transaction completed in March 2006, that included the sale of stock to members of our Board of Directors and Executive Officers.

Schedule II

TENFOLD CORPORATION

Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2004, and 2003

(in thousands)

Allowances for Doubtful Accounts (Billed and Unbilled)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2003	$296	$6	$(302	)*	$—

Year ended December 31, 2004	$—	$33	$(1	)*	$32

Year ended December 31, 2005	$32	$(19)	$(4	)*	$9

_________ * Represents write-offs of accounts receivable

Allowances for Doubtful Stockholder Notes Receivable (Principal and Interest)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2003	$1,236	$(20)	$(1,216)		$—

Year ended December 31, 2004	$—	$—	$—		$—

Year ended December 31, 2005	$—	$—	$—		$—

Deferred Tax Valuation Account	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2003	$42,700	$(4,721)	$—		$37,979

Year ended December 31, 2004	$37,979	$(1,050)	$—		$36,929

Year ended December 31, 2005	$36,929	$2,192	$—		$39,121

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

Dated: March 31, 2006	/s/ Robert P. Hughes
Robert P. Hughes, Chief Financial Officer and Chief of Staff

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2006	/s/ Robert W. Felton
Robert W. Felton, Chairman of the Board of Directors, President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: March 31, 2006	/s/ Robert P. Hughes
Robert P. Hughes
Chief Financial Officer and Chief of Staff (Principal Financial and Accounting Officer)

Dated: March 31, 2006	/s/ Jeffrey L. Walker
Jeffrey L. Walker, Executive Vice President, and Chief Technology Officer

Dated: March 31, 2006	/s/ Richard H. Bennett, Jr.
Richard H. Bennett
Director

Dated: March 31, 2006	/s/ Stephen H. Coltrin
Stephen H. Coltrin
Director

Dated: March 31, 2006	/s/ Ralph W. Hardy, Jr.
Ralph W. Hardy, Jr.
Director

Dated: March 31, 2006	/s/ Nancy M. Harvey
Nancy M. Harvey
Director

Dated: March 31, 2006	/s/ Robert E. Parsons Jr.
Robert E. Parsons Jr.
Director