Form 10-Q
period 2006-03-31
TENFOLD CORP /UT
filed 2006-05-15
CIK 1051118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐                Accelerated Filer  ☐                Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of March 31, 2006, there were 46,502,013 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in this Quarterly Report, including those in Part II, Item 1A “Risk Factors.” You should also carefully review the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2005, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

TENFOLD CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$5,182	$1,344
Accounts receivable, (net of allowances for doubtful accounts of $9 and $32, respectively, includes related party receivable of $0 and $25 respectively),	149	209
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $0, respectively)	—	2
Prepaid expenses and other assets	80	161

Total current assets	5,411	1,716
Restricted cash	74	74
Property and equipment, net	296	352

Total assets	$5,781	$2,142

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$310	$483
Income taxes payable	243	250
Accrued liabilities	1,501	1,492
Deferred revenue	1,976	2,218
Current installments of obligations under capital leases	33	35
Notes payable – related parties	—	600

Total current liabilities	4,063	5,078

Long-term liabilities:
Obligations under capital leases, excluding current installments	4	10

Total long-term liabilities	4	10

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 2,000,000 shares Issued and outstanding shares: 1,500,000 shares at March 31, 2006 and 0 shares at December 31, 2005	2	—
Common stock, $0.001 par value:
Authorized: 120,000,000 shares
Issued and outstanding shares: 46,502,013 shares at March 31, 2006 and 46,445,749 shares at December 31, 2005	46	46
Additional paid-in capital	82,987	76,411
Deferred compensation	—	(6)
Accumulated deficit	(81,321)	(79,397)

Total stockholders’ equity	1,714	(2,946)

Total liabilities and stockholders’ equity	$5,781	$2,142

The accompanying notes are an integral part of these condensed financial statements.

TENFOLD CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
License	$87	$93
Services and other	512	1,515

Total revenues	599	1,608

Operating expenses:
Cost of revenues	586	994
Sales and marketing	191	714
Research and development	1,123	943
General and administrative	612	631

Total operating expenses	2,512	3,282

Loss from operations	(1,913)	(1,674)

Other income (expense):
Interest income	8	20
Interest expense	(19)	(3)
Other income	—	82

Total other income, net	(11)	99

Loss before income taxes	(1,924)	(1,575)
Provision for income taxes	—	1

Net loss	(1,924)	(1,576)
Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	(1,761)	—

Net loss applicable to common shareholders	$(3,685)	$(1,576)

Basic loss per common share	$(0.08)	$(0.03)

Diluted loss per common share	$(0.08)	$(0.03)

Weighted average common and common equivalent shares used to calculate loss per share:
Basic	46,482	46,400

Diluted	46,482	46,400

The accompanying notes are an integral part of these condensed financial statements.

TENFOLD CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,924)	$(1,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61	90
Provision to bad debt reserve	—	1
Amortization of deferred compensation	—	4
Stock-based compensation expense	502	—
Changes in operating assets and liabilities:
Accounts receivable	60	(472)
Unbilled accounts receivable	2	48
Prepaid expenses and other assets	81	38
Accounts payable	(173)	12
Income taxes payable	(7)	(5)
Accrued liabilities	9	(131)
Deferred revenues	(242)	338

Net cash used in operating activities	(1,631)	(1,653)

Cash flows from investing activities:
Additions to property and equipment	(5)	(5)

Net cash used in investing activities	(5)	(5)

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	10	27
Proceeds from issuance of convertible preferred stock and warrants	6,072	—
Proceeds from issuance of notes payable	500	—
Principal payments on notes payable	(1,100)	—
Principal payments on obligations under capital leases	(8)	(8)

Net cash provided by financing activities	5,474	19

Net increase (decrease) in cash and cash equivalents	3,838	(1,639)
Cash and cash equivalents at beginning of period	1,344	5,225

Cash and cash equivalents at end of period	$5,182	$3,586

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7	$6
Cash paid for interest	19	1
Equipment purchased under capital leases	—	16

The accompanying notes are an integral part of these condensed financial statements.

TENFOLD CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited Condensed Financial Statements included herein have been prepared by TenFold Corporation (“TenFold”) pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, “TenFold,” the “Company,” “we,” “our” and similar terms refer to TenFold Corporation, unless the context indicates otherwise. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. Certain information required by accounting principles generally accepted in the United States has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2006.

This report should be read in conjunction with our audited Financial Statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Our financial statements have been prepared under the assumption that we will continue as a going concern. The independent auditors’ opinion on our December 31, 2005 financial statements, however, includes an explanatory paragraph relating to our ability to continue as a going concern.

As of March 31, 2006, our principal source of liquidity was our cash and cash equivalents of $5.2 million. On March 30, 2006 we completed a capital raising transaction for gross proceeds of approximately $6.3 million (before expenses and repayment of $1.1 million of interim financing obligations). We believe that with the proceeds of this capital transaction, and new sales that we believe that we can close during 2006, we will have sufficient liquidity for our operations during 2006. However, significant challenges and risks remain:

•	We have not been able to generate positive cash flow from operations for the three years ended December 31, 2005, or the quarter ended March 31, 2006. Our net cash used in operating activities was $4.5 million for the year ended December 31, 2005, and $1.6 million for the quarter ended March 31, 2006.

•	For the last several years, we have derived a significant portion of our cash inflows from time-and-materials consulting services performed for a limited number of large customers for whom we were completing enterprise applications development projects. These parties initially became customers of TenFold under our prior business model in earlier years. As these customers completed their initial projects and became self-sufficient, they reduced their purchases of time-and-materials consulting services (although most continue to purchase support from us and other services from time to time). These reductions have materially reduced our cash inflows. The last of these large time-and-materials consulting engagements was substantially completed during the quarter ended March 31, 2005.

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

For license agreements that contain a discount that cannot be determined at the inception of the agreement, we recognize the related license revenue at the end of the estimated economic life of the release of the software version provided to the customer. We use the end of the estimated economic life to recognize the revenue when we do not have VSOE for the related post-contract customer support, due to the discount, and therefore we cannot allocate the revenue until the discount is known at the end of the estimated economic life.

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

3.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands except per share data):

	Three Months Ended March 31,
	2006	2005
Numerator:
Numerator for basic loss per share – net loss applicable to common stockholders	$(3,685)	$(1,576)

Numerator for diluted loss per share – net loss applicable to common stockholders	$(3,685)	$(1,576)

Denominator:
Denominator for basic loss per share – weighted average shares	46,482	46,400

Employee stock options	—	—

Denominator for diluted loss per share	46,482	46,400

Loss per common share:
Basic loss per common share	$(0.08)	$(0.03)

Diluted loss per common share	$(0.08)	$(0.03)

Employee stock options that could potentially dilute basic earnings (loss) per share in the future, of which there were 23,369,871 and 23,280,321 outstanding during the three months ended March 31, 2006 and 2005, respectively, that have a weighted average exercise price of $1.78 and $1.92 per share, respectively, were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods.

The computation of diluted loss per common share for the three months ended March 31, 2006 excludes the assumed conversion of 1,500,000 shares of convertible preferred stock outstanding at March 31, 2006, from our recent capital raising transaction, which are convertible into 20,315,805 shares of common stock, because the impact of the conversion would be anti-dilutive. No convertible preferred stock was outstanding in 2005.

Warrants to purchase 10,157,899 shares of common stock outstanding at March 31, 2006, from our recent capital raising transaction, were also excluded from the computation of diluted loss per common share because to do so would have been anti-dilutive for the period. The warrants have an exercise price of $0.62 per share. No warrants were outstanding in 2005.

4.	Restricted Cash

Restricted cash of $74,000 at March 31, 2006 and at December 31, 2005 is maintained to support various accounts payable activities.

5.	Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. In accordance to this standard, we recognize the compensation cost of all share based awards on a straight-line basis over the vesting period of the award. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Condensed Financial Statements as of and for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). Under that transition method, compensation cost recognized in the first three months of 2006 includes: (a) quarterly amortization related to the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) quarterly amortization related to compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

TenFold has three stock-based employee option plans and an ESPP which are described more fully in Note 12 and Note 13, respectively, in our 2005 Annual Report on Form 10-K. No stock-based employee compensation cost was recognized in the Statement of Operations for the three-month period ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The ESPP was deemed noncompensatory under Opinion 25, and, therefore, resulted in no compensation cost. As of March 31, 2006, TenFold has approximately 11.5 million shares of common stock reserved for future issuance under the stock option plans and the ESPP.

The adoption of SFAS 123(R) had a significant impact on our results of operations. Our statement of operations for the three months ended March 31, 2006 includes the following stock-based compensation expense from stock options and ESPP:

(in thousands)	Three Months Ended March 31, 2006
Cost of revenues	$59
Sales and marketing	5
Research and development	262
General and administrative	176

Stock-based compensation expense included in operating expenses	502
Tax benefit	—

Stock-based compensation expense included in net loss	$502

Basic and diluted loss per share for the quarter ended March 31, 2006 would have been $0.07 had we continued to account for share-based compensation under Opinion 25.

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 1.1 years was $3.5 million at March 31, 2006.

Our deferred compensation cost at December 31, 2005 of $6,000, which was accounted for under APB 25, was reclassified into additional paid-in capital.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plans and the employee stock purchase plan in all periods presented. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

(in thousands, except per share data)	Three Months Ended March 31, 2005
Net loss applicable to common stock – as reported	$(1,576)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,454)

Net loss applicable to common stock – pro forma	$(4,026)

Loss per common share – as reported:
Basic	$(0.03)
Diluted	$(0.03)
Loss per common share – pro forma:
Basic	$(0.09)
Diluted	$(0.09)

Share Option Plans

We currently have three stock option plans that allow us to grant nonqualified stock options, stock purchase rights, stock bonus awards, stock appreciation rights, and other equity based awards to employees, including officers and directors, consultants, and non-employee directors. We have historically generally granted only nonqualified stock options. The options generally vest over a four or five-year period and expire ten years from the date of grant.

Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three months ended March 31, 2006 are shown below:

Three months ended March 31, 2006
Expected volatility	163%
Expected dividends	0%
Expected term	6.11 Years
Risk-free interest rate	4.41%

The expected volatility rate was estimated based on the historical volatility of TenFold common stock. The expected term was calculated using the SEC “simplified” method as provided for in Staff Accounting Bulletin No. 107. The risk-free interest rates are the rates provided by the U.S Treasury for Daily Treasury Yield Curve Rates commonly referred to as “Constant Maturity Treasury” rates in effect at the time of grant with a remaining term equal to the expected option term.

The pre-vesting forfeiture rate used for the three months ended March 31, 2006 was based on historical rates and forward-looking factors. As required under SFAS 123(R), we will adjust the estimated forfeiture rates to our actual experience. Prior to adoption of SFAS 123(R) we accounted for forfeitures as they occurred.

A summary of the time-based stock option awards as of March 31, 2006, and changes during the three months then ended, is as follows:

Stock Option Awards	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2006	23,450,459	$1.80
Granted	332,000	0.29
Exercised	—	—
Forfeited or expired	412,588	1.87

Outstanding at March 31, 2006	23,369,871	$1.78	7.05	$347

Exercisable at March 31, 2006	20,547,105	$1.84	6.90	$283

The weighted-average grant-date fair value of stock options granted during the first three months ended March 31, 2006 was $0.28. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three months ended March 31, 2006 was $498,000. At March 31, 2006, there was $3.5 million of unrecognized stock-based compensation expense related to non-vested options, which is expected to be recognized over a weighted-average period of 1.1 years.

Employee Stock Purchase Plan

Our 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by our Board of Directors and approved by our stockholders in March 1999. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, has two six-month offering periods each year, with new offering periods commencing on February 1 and August 1 of each year. Eligible full-time employees, through payroll deductions, are allowed to purchase a limited number of shares of our common stock during each offering period at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. We account for the ESPP as a compensatory plan and recorded compensation expense of $3,600 for the quarter ended March 31, 2006 in accordance with SFAS 123(R).

The fair value of issuances under the purchase plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase plan with a Look Back Option, and using the Black-Scholes valuation model. Our weighted-average assumptions used in the Black-Scholes valuation model for our ESPP grants during the three months ended March 31, 2006 are shown below:

Three months ended March 31, 2006
Expected volatility	106%
Expected dividends	0%
Expected term	0.5 Years
Risk-free interest rate	4.6%

The expected volatility rate was estimated based on the historical volatility of TenFold common stock over a six-month period. The expected term is the same as the requisite service period. The risk-free interest rates are the rates provided by the U.S Treasury for Daily Treasury Yield Curve Rates commonly referred to as “Constant Maturity Treasury” rates in effect at the time of grant with a remaining term equal to the expected term.

During the quarters ended March 31, 2006, and 2005, 56,264 and 34,364 shares of common stock were purchased under the ESPP at an average price of $0.19 and $0.81 per share, respectively. As of March 31, 2006, there was $4,300 of total unrecognized compensation costs related to employee stock plan purchases. These costs are expected to be recognized over a weighted average period of 2.5 months.

6.	Income Taxes

No provision for income taxes was required for the three months ended March 31, 2006. The $1,000 provision for the three months ended March 31, 2005 relates primarily to foreign taxes.

At March 31, 2006, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

7.	Commitments

We lease office space and equipment under non-cancelable lease agreements, which expire at various dates through 2007. Future minimum lease payments under non-cancelable operating and capital lease obligations, in excess of one year, at March 31, 2006 are as follows (in thousands):

	Total	Operating	Capital
2006	$360	$332	$29
2007	310	300	10
Thereafter	—	—	—

Total minimum lease payments	$670	$632	39

Less: Amount representing interest			(2)

Present value of net minimum capital lease payments			37
Less: Current installments of obligations under capital leases			(33)

Obligations under capital leases, excluding current installments			$4

8.	Notes Payable – Related Parties

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

On February 23, 2006, TenFold executed a Promissory Note due to Mr. Felton, in the amount of $250,000.

On March 15, 2006, TenFold executed a Promissory Note due to Mr. Felton, in the amount of $250,000.

These identical Promissory Notes were intended to provide interim financing to TenFold while we sought to secure equity financing. The Promissory Notes were senior to other TenFold indebtedness and equity, bore interest at 10% and were due upon the earlier to occur of March 31, 2006, the closing of equity financing of $2 million or more, or a liquidation event. We repaid these Promissory Notes in full in March 2006, upon completing the equity financing transaction described in Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

All disinterested members of our Board of Directors approved these transactions.

9.	Legal Proceedings and Contingencies

Unresolved Stockholder Matter

On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of our officers and directors, and certain underwriters of our initial public offering. An amended complaint was filed on April 24, 2002. TenFold and certain of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including TenFold. On June 27, 2003, our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of TenFold and of the individual defendants for the alleged wrongful conduct in the Amended Complaint. We agreed to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. In June 2004, a motion for preliminary approval of the settlement was filed with the Court. The underwriters filed a memorandum with the Court opposing preliminary approval of the settlement. The Court granted preliminary approval of the settlement on February 15, 2005, subject to certain modifications. On August 31, 2005, the Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The Court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. A settlement fairness hearing was held on April 24, 2006, however no ruling has been issued yet by the Court. Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. At this point, we do not believe that this lawsuit will have a material adverse impact on our business, results of operations, financial position, or liquidity. Accordingly, no related losses have been provided for in our accompanying financial statements.

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including a right to replace an infringing product or cancel the software license and return the fees paid by the customer. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements, and no such claims were outstanding at March 31, 2006. As a result, we have not recorded a liability for infringement costs as of March 31, 2006.

Our agreements with customers also generally provide a warranty that for so long as the customer is paying for support services, our software will materially conform to the related documentation, and that our software has been developed in a workmanlike manner. To date, we have not incurred significant warranty costs. As a result, we have not recorded a liability for warranty costs as of March 31, 2006.

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

Revenues from customers outside of North America were approximately 17 percent of total revenues for the three months ended March 31, 2006 as compared to 12 percent of total revenues for the same period in 2005. Our long-lived assets are deployed in the United States.

Two customers accounted for a total of 39 percent of our revenues for the three months ended March 31, 2006 (individually 20 percent, and 19 percent of our total revenues, respectively) compared to three customers accounting for a total of 67 percent of our total revenues for the same period in 2005 (individually 41 percent, 13 percent, and 13 percent of our total revenues, respectively). No other single customer accounted for more than 10 percent of our total revenues for the three months ended March 31, 2006 or the same period in 2005.

11.	Recent Accounting Pronouncements

On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the

Employee Stock Purchase Plan, based on estimated fair values. See Note 5 above for more information.

On January 1, 2006, we adopted SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and how to report a change in such circumstances. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in financial years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. The adoption of SFAS No. 156 is not expected to have a material impact on our financial position, results of operations or cash flows.

12.	Related Party Transactions

During 2005, we entered into agreements with a new customer, DevonWay, to provide licenses, consulting services, technical support services, and training. Our Chairman, CEO and President, Robert W. Felton, is the founder and majority shareholder of DevonWay. All disinterested members of our Board of Directors approved of these related party transactions and our general ongoing business relationship with DevonWay.

Our revenues from DevonWay for the three months ended March 31, 2006, are consulting revenues of $10,000, and services and other revenue of $13,000. We had no revenues from DevonWay for the three months ended March 31, 2005. As of March 31, 2006, we did not have any accounts receivable due from DevonWay. As of December 31, 2005, we had accounts receivable from DevonWay of $24,500. For the three months ended March 31, 2006, we received cash inflows from DevonWay of $32,000.

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

See Note 8 for information about Promissory Notes we entered into with members of our Board of Directors (or entities associated with them).

See Note 13 for information about our capital raising transaction completed in March 2006, that included the sale of stock to members of our Board of Directors and Executive Officers (or entities associated with them).

13.	Capital Stock

On March 29, 2006, we entered into a Securities Purchase Agreement for the sale of 1,500,000 shares of unregistered convertible preferred stock and warrants. The preferred shares are convertible into 20,315,805 shares of common stock. The warrants are to purchase 10,157,899 shares of common stock at an exercise price of $0.62 per share, with a 5 year term. The transaction generated gross proceeds of approximately $6.3 million (before expenses and repayment of $1.1 million of interim financing obligations). Several members of our Board of Directors (or investment entities associated with them) and an Executive Officer participated in the transaction, providing a total of approximately $4.7 million of the gross proceeds raised:

•	Robert W. Felton Trust invested $2 million. We repaid $709,000 of interim financing to Mr. Felton, our Chairman, President, and Chief Executive Officer, from the proceeds of the capital raising.

•	First Media TF Holdings LLC, an investment entity associated with TenFold Director Ralph W. Hardy Jr., invested $2 million. We repaid $205,000 of interim financing to First Media TF Holdings LLC from the proceeds of the capital raising.

•	TenFold Director Steven H. Coltrin invested $500,000. We used approximately $206,000 of the proceeds of the capital raising to pay accounts payable due to his firm, Coltrin & Associates, for marketing and public relations work provided to TenFold in earlier periods.

•	Samer Diab, Vice President, Customer Services, invested $230,000.

We also repaid $205,000 of interim financing to Wasatch Investments LLC, an investment entity associated with TenFold Director Robert E. Parsons, Jr., from the proceeds of the capital raising.

As a result of the warrants sold with the convertible preferred stock and the beneficial conversion feature inherent in the conversion rights and preferences of the convertible preferred stock, we recognized a non-cash deemed dividend of $1,761,000 during the three months ended March 31, 2006. This deemed dividend was calculated based on the conversion price compared to the market price on the dates of issuance of the convertible preferred shares. Because we have an accumulated deficit, the deemed dividend was recorded as additional paid-in-capital and had no affect on that account.

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

At the end of 2005, we replaced our former Chief Executive Officer with long-time TenFold director and shareholder, Robert W. Felton. Under his leadership, we have recently changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. We believe that providing larger consulting projects (that include the full breadth of applications consulting from applications design through production implementation) will be a more successful model for both us and our customers. We believe that some of our customers would have been more successful with their projects with more consulting assistance than they chose to purchase under our prior business model. Although we hope to be more successful with this new business model, we have limited experience with it as we have introduced it only recently, and have not yet closed any sales under this model. As a result, it is unclear if or when we can expect to close significant sales to new or existing customers, and until we do so we are likely to continue to experience declining revenues and increasing losses.

On March 30, 2006, we completed a capital raising transaction for the sale of 1,500,000 shares of unregistered convertible preferred stock and warrants. The preferred shares are convertible into 20,315,805 shares of common stock. The warrants are to purchase 10,157,899 shares of common stock at an exercise price of $0.62 per share, with a 5 year term. The transaction generated gross proceeds of approximately $6.3 million (before expenses and repayment of $1.1 million of interim financing obligations). Several members of our Board of Directors (or investment entities associated with them) and an Executive Officer participated in the transaction, providing a total of approximately $4.7 million of the gross proceeds raised:

•	Robert W. Felton Trust invested $2 million. We repaid $709,000 of interim financing to Mr. Felton, our Chairman, President, and Chief Executive Officer, from the proceeds of the capital raising.

•	First Media TF Holdings LLC, an investment entity associated with TenFold Director Ralph W. Hardy Jr., invested $2 million. We repaid $205,000 of interim financing to First Media TF Holdings LLC from the proceeds of the capital raising.

•	TenFold Director Steven H. Coltrin invested $500,000. We used approximately $206,000 of the proceeds of the capital raising to pay accounts payable due to his firm, Coltrin & Associates, for marketing and public relations work provided to TenFold in earlier periods.

•	Samer Diab, Vice President, Customer Services, invested $230,000.

We also repaid $205,000 of interim financing to Wasatch Investments LLC, an investment entity associated with TenFold Director Robert E. Parsons, Jr., from the proceeds of the capital raising.

We had first quarter 2006 revenues of $599,000, an operating loss of $1.9 million, a net loss of $1.9 million, and a net loss applicable to common shareholders of $3.7 million. This compares to revenues of $1.6 million, an operating loss of $1.7 million, and a net loss of $1.6 million for the same period of 2005.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of selected items from our statements of operations to total revenues.

	Three Months ended March 31,
	2006		2005
Revenues:
License	15%		6%
Services and other	85%		94%

Total revenues	100%		100%
Operating expenses:
Cost of revenues	98%		62%
Sales and marketing	32%		44%
Research and development	187%		59%
General and administrative	102%		39%

Total operating expenses	419%		204%

Loss from operations	(319%	)	(104%	)
Total other income, net	(2%	)	6%

Loss before income taxes	(321%	)	(98%	)
Provision for income taxes	—		—

Net loss	(321%	)	(98%	)

Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	(294%	)	—

Net loss applicable to common shareholders	(615%	)	(98%	)

Revenues

Total revenues decreased $1.0 million, or 63 percent, to $599,000 for the three months ended March 31, 2006, as compared to $1.6 million for the same period in 2005.

Services and other revenues decreased $1.0 million, or 66 percent, to $512,000 for the three months ended March 31, 2006 as compared to $1.5 million for the same period in 2005. The decrease in services and other revenues is primarily due to decreases in revenues from certain customers who purchased less time-and-materials consulting from us over time as they completed their application development projects and became more self-sufficient, which were not replaced by similar sized projects with other customers.

License revenues decreased $6,000 to $87,000 for the three months ended March 31, 2006, as compared to $93,000 for the same period in 2005.

Revenues from customers outside of North America were approximately 17 percent of total revenues for the three months ended March 31, 2006 as compared to 12 percent of total revenues for the same period in 2005. Our long-lived assets are deployed in the United States.

Two customers accounted for a total of 39 percent of our revenues for the three months ended March 31, 2006 (individually 20 percent, and 19 percent of our total revenues, respectively) compared to three customers accounting for a total of 67 percent of our total revenues for the same period in 2005 (individually 41 percent, 13 percent, and 13 percent of our total revenues, respectively). No other single customer accounted for more than 10 percent of our total revenues for the three months ended March 31, 2006 or the same period in 2005.

We continue to actively market to new and existing customers. However, we continue to face a challenging sales environment. As a result, it is unclear if or when we can expect to close material sales to new or existing customers, and until we do so we are likely to continue to experience declining revenues and increasing losses.

Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel and contractors to provide applications development and implementation, support, and training services. Cost of revenues decreased $408,000, or 41 percent, to $586,000 for the three months ended March 31, 2006 compared to $994,000 for the same period in 2005. The decrease in cost of revenues is primarily due to having fewer staff working on customer projects.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel; and marketing seminars, public relations, advertising and other marketing expenses. Sales and marketing expenses decreased $523,000, or 73 percent, to $191,000 for the three months ended March 31, 2006 as compared to $714,000 for the same period in 2005. The decreases in sales and marketing expenses are due to our discontinuing most discretionary marketing programs in late 2005 in connection with the change in sales focus under our new Chief Executive Officer, Robert W. Felton, and to conserve our financial resources; as well as from a decrease in sales and marketing headcount.

Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses increased $180,000, or 19 percent, to $1.1 million for the three months ended March 31, 2006, as compared to $943,000 for the same period in 2005. The increase in research and development is primarily due to recognition of stock-based compensation expense in 2006 as a result of SFAS 123(R) (see Note 5 of Notes to Condensed Financial Statements for more information).

General and Administrative. General and administrative expenses consist primarily of the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses decreased $19,000, or 3 percent, to $612,000 for the three months ended March 31, 2006 as compared to $631,000 for the same period in 2005, due to a decrease in general and administrative headcount, and lower executive compensation in 2006 compared to 2005. These decreases were partially offset by recognition of stock-based compensation expense in 2006 as a result of SFAS 123(R) (see Note 5 of Notes to Condensed Financial Statements for more information).

Total Other Income, net

Net total other income was a loss of $11,000 for the three months ended March 31, 2006, as compared to $99,000 of income for the same period in 2005.

Provision for Income Taxes

No provision for income taxes was required for the three months ended March 31, 2006. The $1,000 provision for the three months ended March 31, 2005 relates primarily to foreign taxes.

At March 31, 2006, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

Deemed dividend related to convertible preferred stock

As a result of the warrants sold with the convertible preferred stock and the beneficial conversion feature inherent in the conversion rights and preferences of the convertible preferred stock, we recognized a non-cash deemed dividend of $1,761,000 during the three months ended March 31, 2006. This deemed dividend was calculated based on the conversion price compared to the market price on the date of issuance of the convertible preferred shares.

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

Stock-Based Compensation

In accordance with SFAS 123(R), we measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee roles, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. See Note 5 of Notes to Condensed Financial Statements for more information.

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

Liquidity and Capital Resources

Net cash used in operating activities was $1.6 million for the three months ended March 31, 2006 as compared to $1.7 million for the same period in 2005.

Net cash used in investing activities was $5,000 for the three months ended March 31, 2006 and for the same period in 2005.

Net cash provided by financing activities was $5.5 million for the three months ended March 31, 2006 as compared to $19,000 for the same period in 2005. Net cash provided by financing activities for the three months ended March 31, 2006 included $6.1 million of net proceeds from the sale of convertible preferred stock and warrants, $500,000 from issuance of notes payable, less $1.1 million in principal payments on notes payable which were repaid in full upon closing our capital raising transaction in March 2006.

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenue balances of $2.0 million at March 31, 2006 and $2.2 million at December 31, 2005. When over time we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

As of March 31, 2006, our principal source of liquidity was our cash and cash equivalents of $5.2 million. On March 30, 2006 we completed a capital raising transaction for gross proceeds of approximately $6.3 million (before expenses and repayment of $1.1 million of interim financing obligations). We believe that with the proceeds of this capital transaction, and new sales that we believe that we can close during 2006, we will have sufficient liquidity for our operations during 2006. However, significant challenges and risks remain:

•	We have not been able to generate positive cash flow from operations for the three years ended December 31, 2005, or the quarter ended March 31, 2006. Our net cash used in operating activities was $4.5 million for the year ended December 31, 2005, and $1.6 million for the quarter ended March 31, 2006.

•	For the last several years, we have derived a significant portion of our cash inflows from time-and-materials consulting services performed for a limited number of large customers for whom we were completing enterprise applications development projects. These parties initially became customers of TenFold under our prior business model in earlier years. As these customers completed their initial projects and became self-sufficient, they reduced their purchases of time-and-materials consulting services (although most continue to purchase support from us and other services from time to time). These reductions have materially reduced our cash inflows. The last of these large time-and-materials consulting engagements was substantially completed during the quarter ended March 31, 2005.

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

Disclosure about Contractual Obligations

The following table sets forth certain contractual obligations recorded in the condensed financial statements as of March 31, 2006 and summary information is presented in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	39	34	5	—	—
Operating lease obligations	632	445	187	—	—
Purchase obligations	108	108	—	—	—
Other long term liabilities reflected on the registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$779	$587	$191	$—	$—

Related Party Transactions

During 2005, we entered into agreements with a new customer, DevonWay, to provide licenses, consulting services, technical support services, and training. Our Chairman, CEO and President, Robert W. Felton, is the founder and majority shareholder of DevonWay. All disinterested members of our Board of Directors approved of these related party transactions and our general ongoing business relationship with DevonWay.

Our revenues from DevonWay for the three months ended March 31, 2006, are consulting revenues of $10,000, and services and other revenue of $13,000. We had no revenues from DevonWay for the three months ended March 31, 2005. As of March 31, 2006, we did not have any accounts receivable due from DevonWay. As of December 31, 2005, we had accounts receivable from DevonWay of $24,500. For the three months ended March 31, 2006, we received cash inflows from DevonWay of $32,000.

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

See Note 8 of Notes to Condensed Financial Statements for more information about Promissory Notes we entered into with members of our Board of Directors (or entities associated with them).

See Note 13 of Notes to Condensed Financial Statements for information about our capital raising transaction completed in March 2006, that included the sale of stock to members of our Board of Directors and Executive Officers (or entities associated with them).

Recent Accounting Pronouncements

On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. See Note 5 of Notes to Condensed Financial Statements for more information.

On January 1, 2006, we adopted SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and how to report a change in such circumstances. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in financial years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” appearing on page 40 of TenFold’s 2005 Annual Report on Form 10-K for information relating to TenFold’s interest rate and currency rate risks. There have been no material changes in such risks through March 31, 2006.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 1.	Legal Proceedings

See Part I, Item 1, Note 9 of Notes to Condensed Financial Statements for a description of legal proceedings.

Item 1A.	Risk Factors

Reference is made to Part I, Item 1A “Risk Factors,” appearing on page 18 of TenFold’s 2005 Annual Report on Form 10-K for information relating to TenFold’s risk factors. There have been no material changes in such risks through March 31, 2006. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 29, 2006, we entered into a Securities Purchase Agreement for the sale of 1,500,000 shares of unregistered convertible preferred stock and warrants. The preferred shares are convertible into 20,315,805 shares of common stock. The warrants are to purchase 10,157,899 shares of common stock at an exercise price of $0.62 per share, with a 5 year term. The transaction generated gross proceeds of approximately $6.3 million (before expenses and repayment of $1.1 million of interim financing obligations). Several members of our Board of Directors (or investment entities associated with them) and an Executive Officer participated in the transaction, providing a total of approximately $4.7 million of the gross proceeds raised:

•	Robert W. Felton Trust invested $2 million. We repaid $709,000 of interim financing to Mr. Felton, our Chairman, President, and Chief Executive Officer, from the proceeds of the capital raising.

•	First Media TF Holdings LLC, an investment entity associated with TenFold Director Ralph W. Hardy Jr., invested $2 million. We repaid $205,000 of interim financing to First Media TF Holdings LLC from the proceeds of the capital raising.

•	TenFold Director Steven H. Coltrin invested $500,000. We used approximately $206,000 of the proceeds of the capital raising to pay accounts payable due to his firm, Coltrin & Associates, for marketing and public relations work provided to TenFold in earlier periods.

•	Samer Diab, Vice President, Customer Services, invested $230,000.

The other purchasers under the Securities Purchase Agreement were GMS Family Investors LLC, Jon M. Huntsman, Ronald Mika and Rationalwave Onshore Equity Fund L.P.

We also repaid $205,000 of interim financing to Wasatch Investments LLC, an investment entity associated with TenFold Director Robert E. Parsons, Jr., from the proceeds of the capital raising.

The sale of unregistered securities listed above were made to “accredited investors” pursuant to the exemption from registration provided in Rule 506, which is part of Regulation D under the Securities Act of 1933.

Item 6.	Exhibits

(a)	Exhibits

Number	Description

3.3**	Certificate of Designations of Convertible Preferred Class A Stock. (1)

4.6**	Form of Securities Purchase Agreement dated March 29, 2006, between Registrant and purchasers of securities. (1)

4.7**	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated March 29, 2006, between Registrant and purchasers of securities. (1)

11*	Computation of Shares used in Computing Basic and Diluted Net Loss Per Share.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to “Notes to Financial Statements” herein

**	Previously filed

1)	Filed on March 31, 2006 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TenFold Corporation

/s/ Robert W. Felton
Robert W. Felton
Chairman of the Board of Directors, President, and Chief Executive Officer

May 15, 2006

/s/ Robert P. Hughes
Robert P. Hughes
Chief Financial Officer and Chief of Staff

May 15, 2006