Form 10-Q
period 2006-06-30
TENFOLD CORP /UT
filed 2006-08-01
CIK 1051118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No  ☒

As of June 30, 2006, there were 46,502,013 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in this Quarterly Report, including those in Part II, Item 1A “Risk Factors.” You should also carefully review the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2005, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

TENFOLD CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$3,244	$1,344
Accounts receivable, (net of allowances for doubtful accounts of $0 and $9, respectively, includes related party receivable of $6 and $25 respectively),	250	209
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $0, respectively)	3	2
Prepaid expenses and other assets	142	161

Total current assets	3,639	1,716
Restricted cash	74	74
Property and equipment, net	247	352

Total assets	$3,960	$2,142

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$199	$483
Income taxes payable	243	250
Accrued liabilities	1,249	1,492
Deferred revenue	1,820	2,218
Current installments of obligations under capital leases	26	35
Notes payable – related parties	—	600

Total current liabilities	3,537	5,078

Long-term liabilities:
Obligations under capital leases, excluding current installments	1	10

Total long-term liabilities	1	10

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 2,000,000 shares Issued and outstanding shares: 1,500,000 shares at June 30, 2006 and 0 shares at December 31, 2005	2	—
Common stock, $0.001 par value:
Authorized: 120,000,000 shares Issued and outstanding shares: 46,502,013 shares at June 30, 2006 and 46,445,749 shares at December 31, 2005	46	46
Additional paid-in capital	83,347	76,411
Deferred compensation	—	(6)
Accumulated deficit	(82,973)	(79,397)

Total stockholders’ equity	422	(2,946)

Total liabilities and stockholders’ equity	$3,960	$2,142

The accompanying notes are an integral part of these condensed financial statements.

TENFOLD CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
License	$54	$223	$141	$316
Services and other	656	1,478	1,168	2,993

Total revenues	710	1,701	1,309	3,309

Operating expenses:
Cost of revenues	634	757	1,220	1,751
Sales and marketing	270	846	461	1,560
Research and development	1,094	876	2,217	1,819
General and administrative	409	592	1,021	1,223

Total operating expenses	2,407	3,071	4,919	6,353

Loss from operations	(1,697)	(1,370)	(3,610)	(3,044)

Other income (expense):
Interest income	45	17	53	37
Interest expense	(1)	(2)	(20)	(5)
Other income	1	5	1	87

Total other income, net	45	20	34	119

Loss before income taxes	(1,652)	(1,350)	(3,576)	(2,925)
Provision for income taxes	—	6	—	7

Net loss	(1,652)	(1,356)	(3,576)	(2,932)

Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	—	—	(1,761)	—

Net loss applicable to common shareholders	$(1,652)	$(1,356)	$(5,337)	$(2,932)

Basic loss per common share	$(0.04)	$(0.03)	$(0.11)	$(0.06)

Diluted loss per common share	$(0.04)	$(0.03)	$(0.11)	$(0.06)

Weighted average common and common equivalent shares used to calculate loss per share:
Basic	46,502	46,412	46,492	46,406

Diluted	46,502	46,412	46,492	46,406

The accompanying notes are an integral part of these condensed financial statements.

TENFOLD CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,576)	$(2,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120	170
Provision to bad debt reserve	—	(3)
Amortization of deferred compensation	—	8
Stock-based compensation expense	862	—
Changes in operating assets and liabilities:
Accounts receivable	(41)	(184)
Unbilled accounts receivable	(1)	65
Prepaid expenses and other assets	19	(131)
Accounts payable	(284)	53
Income taxes payable	(7)	(9)
Accrued liabilities	(243)	(109)
Deferred revenues	(398)	(69)

Net cash used in operating activities	(3,549)	(3,141)

Cash flows from investing activities:
Additions to property and equipment	(15)	(14)

Net cash used in investing activities	(15)	(14)

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	10	27
Proceeds from issuance of convertible preferred stock and warrants	6,072	—
Proceeds from issuance of notes payable	500	—
Principal payments on notes payable	(1,100)	—
Principal payments on obligations under capital leases	(18)	(16)

Net cash provided by financing activities	5,464	11

Net increase (decrease) in cash and cash equivalents	1,900	(3,144)
Cash and cash equivalents at beginning of period	1,344	5,225

Cash and cash equivalents at end of period	$3,244	$2,081

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7	$16
Cash paid for interest	20	2
Equipment purchased under capital leases	—	16

The accompanying notes are an integral part of these condensed financial statements.

TENFOLD CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited Condensed Financial Statements included herein have been prepared by TenFold Corporation (“TenFold”) pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, “TenFold,” the “Company,” “we,” “our” and similar terms refer to TenFold Corporation, unless the context indicates otherwise. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2006.

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

As of June 30, 2006, our principal source of liquidity was our cash and cash equivalents of $3.2 million. On March 30, 2006 we completed a capital raising transaction for gross proceeds of approximately $6.3 million (before expenses and repayment of $1.1 million of interim financing obligations). We believe that with the proceeds of this capital transaction, and new sales that we believe that we can close during 2006, we will have sufficient liquidity for our operations during 2006. However, significant challenges and risks remain:

•	We have not been able to generate positive cash flow from operations for the three years ended December 31, 2005, or the six months ended June 30, 2006. Our net cash used in operating activities was $4.5 million for the year ended December 31, 2005, and $3.5 million for the six months ended June 30, 2006.

•	For the last several years, we have derived a significant portion of our cash inflows from time-and-materials consulting services performed for a limited number of large customers for whom we were completing enterprise applications development projects. As these customers completed their initial projects and became self-sufficient, they reduced their purchases of time-and-materials consulting services (although some purchase support from us and other services from time to time). We have not replaced these projects with similar sized projects with other customers. These reductions have materially reduced our cash inflows.

•	We have experienced difficulty closing substantial new sales, and it is unclear when or if we can expect to predictably close significant sales to new or existing customers, and to achieve and sustain positive cash flow from operations. Under the leadership of our new Chief Executive Officer, Robert W. Felton, we have recently changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. Although we expect to be more successful with this new model, we have limited experience with the new model as we have introduced it only recently. And although we have closed some new sales under this model, the amount of such sales is not sufficient to generate positive cash flow from operations. If we do not close significant sales in 2006, the funds from our recent capital raising alone will not be sufficient to fund our operations through all of 2006.

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

3.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic loss per share – net loss applicable to common shareholders	$(1,652)	$(1,356)	$(5,337)	$(2,932)

Numerator for diluted loss per share – net loss applicable to common shareholders	$(1,652)	$(1,356)	$(5,337)	$(2,932)

Denominator:
Denominator for basic loss per share – weighted average shares	46,502	46,412	46,492	46,406

Employee stock options	—	—	—	—

Denominator for diluted loss per share	46,502	46,412	46,492	46,406

Loss per common share:
Basic loss per common share	$(0.04)	$(0.03)	$(0.11)	$(0.06)

Diluted loss per common share	$(0.04)	$(0.03)	$(0.11)	$(0.06)

Employee stock options that could potentially dilute basic earnings (loss) per share in the future, of which there were 17,136,558 and 23,127,333 outstanding on June 30, 2006 and 2005, respectively, that have a weighted average exercise price of $1.64 and $1.87 per share, respectively, were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods.

The computation of diluted loss per common share for the three and six months ended June 30, 2006 excludes the assumed conversion of 1,500,000 shares of convertible preferred stock outstanding at June 30, 2006, from our March 2006 capital raising transaction, which are convertible into 20,315,805 shares of common stock, because the impact of the conversion would be anti-dilutive. No convertible preferred stock was outstanding in 2005.

Warrants to purchase 10,157,899 shares of common stock outstanding at June 30, 2006, from our March 2006 capital raising transaction, were also excluded from the computation of diluted loss per common share because to do so would have been anti-dilutive for the period. The warrants have an exercise price of $0.62 per share. No warrants were outstanding in 2005.

4.	Restricted Cash

Restricted cash of $74,000 at June 30, 2006 and at December 31, 2005 is maintained to support various accounts payable activities.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Condensed Financial Statements as of and for the six months ended June 30, 2006, reflect the impact of SFAS 123(R). Under that transition method, compensation cost recognized in the first six months of 2006 includes: (a) amortization related to the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) amortization related to compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

TenFold has three stock-based employee option plans and an ESPP which are described more fully in Note 12 and Note 13, respectively, in our 2005 Annual Report on Form 10-K. No stock-based employee compensation cost was recognized in the Statement of Operations for the three- or six-month period ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The ESPP was deemed noncompensatory under Opinion 25, and, therefore, resulted in no compensation cost. As of June 30, 2006, TenFold had approximately 17.76 million shares of common stock reserved for future issuance under the stock option plans and the ESPP.

The adoption of SFAS 123(R) had a significant impact on our results of operations. Our statement of operations for the three and six months ended June 30, 2006 includes the following stock-based compensation expense from stock options and ESPP:

(in thousands)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenues	$59	$118
Sales and marketing	6	11
Research and development	257	519
General and administrative	38	214

Stock-based compensation expense included in operating expenses	360	862
Tax benefit	—	—

Stock-based compensation expense included in net loss	$360	$862

For the year ended December 31, 2005, we recognized estimated severance related charges related to the departure of our prior CEO, including an estimated option modification charge, based upon the anticipated terms at that time. Upon the execution of the Separation Agreement and Release on May 19, 2006, we calculated the actual option modification charge based upon the final terms, and recognized a resulting reduction in our stock-based compensation expense of $133,000, which reduced our general and administrative expenses for the three months ended June 30, 2006.

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of one year was $2.9 million at June 30, 2006.

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

(in thousands, except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss applicable to common shareholders – as reported	$(1,356)	$(2,932)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	4	7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,281)	(3,734)

Net loss applicable to common shareholders – pro forma	$(2,633)	$(6,659)

Loss per common share – as reported:
Basic	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.06)
Loss per common share – pro forma:
Basic	$(0.06)	$(0.14)
Diluted	$(0.06)	$(0.14)

Share Option Plans

We currently have three stock option plans that allow us to grant nonqualified stock options, stock purchase rights, stock bonus awards, stock appreciation rights, and other equity based awards to employees, including officers and directors, consultants, and non-employee directors. Historically, we have generally only granted nonqualified stock options. The options generally vest over a four- or five-year period and expire ten years from the date of grant.

Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three and six months ended June 30, 2006 are shown below:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected volatility	162%	163%
Expected dividends	0%	0%
Expected term	6.11 Years	6.11 Years
Risk-free interest rate	5.16%	4.50%

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

The pre-vesting forfeiture rate used for the three and six months ended June 30, 2006 was based on historical rates and forward-looking factors. As required under SFAS 123(R), we will adjust the estimated forfeiture rates to our actual experience. Prior to adoption of SFAS 123(R) we accounted for forfeitures as they occurred.

A summary of the time-based stock option awards as of June 30, 2006, and changes during the six months then ended, is as follows:

Stock Option Awards	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2006	23,450,459	$1.80
Granted	373,000	0.29
Exercised	—	—
Forfeited or expired	(6,686,901)	1.51

Outstanding at June 30, 2006	17,136,558	$1.64	6.58	$305

Exercisable at June 30, 2006	14,829,152	$1.67	6.35	$260

The weighted-average grant-date fair value of stock options granted during the three and six months ended June 30, 2006 was $0.28. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $357,000 and $855,000, respectively. At June 30, 2006, there was $2.9 million of unrecognized stock-based compensation expense related to non-vested options, which is expected to be recognized over a weighted-average period of one year.

Employee Stock Purchase Plan

Our 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by our Board of Directors and approved by our stockholders in March 1999. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, has two six-month offering periods each year, with new offering periods commencing on February 1 and August 1 of each year. Eligible full-time employees, through payroll deductions, are allowed to purchase a limited number of shares of our common stock during each offering period at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. We account for the ESPP as a compensatory plan and recorded compensation expense for the three and six months ended June 30, 2006 of $2,600 and $6,200, respectively, in accordance with SFAS 123(R).

The fair value of issuances under the purchase plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option, and using the Black-Scholes valuation model. Our weighted-average assumptions used in the Black-Scholes valuation model for our ESPP grants during the six months ended June 30, 2006 are shown below:

Six Months Ended June 30, 2006
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

During the quarters ended June 30, 2006, and 2005, no shares of common stock were purchased under the ESPP as there is not an ESPP purchase date in our second quarter. As of June 30, 2006, there was $900 of total unrecognized compensation costs related to employee stock plan purchases. These costs are expected to be recognized over a weighted average period of one month.

6.	Income Taxes

No provision for income taxes was required for the three and six months ended June 30, 2006. The provisions for the three and six months ended June 30, 2005 of $6,000 and $7,000, respectively, relates primarily to foreign taxes.

At June 30, 2006, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

7.	Commitments

We lease office space and equipment under non-cancelable lease agreements, which expire at various dates through 2007. Future minimum lease payments under non-cancelable operating and capital lease obligations, in excess of one year, at June 30, 2006 are as follows (in thousands):

	Total	Operating	Capital
2006	$283	$265	$18
2007	337	327	10
Thereafter	—	—	—

Total minimum lease payments	$620	$592	28

Less: Amount representing interest			(1)

Present value of net minimum capital lease payments			27
Less: Current installments of obligations under capital leases			(26)

Obligations under capital leases, excluding current installments			$1

8.	Notes Payable – Related Parties

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

On February 23, 2006, TenFold executed a Promissory Note due to Mr. Felton, in the amount of $250,000.

On March 15, 2006, TenFold executed a Promissory Note due to Mr. Felton, in the amount of $250,000.

These identical Promissory Notes were intended to provide interim financing to TenFold while we sought to secure equity financing. The Promissory Notes were senior to other TenFold indebtedness and equity, bore interest at 10% and were due upon the earlier to occur of March 31, 2006, the closing of equity financing of $2 million or more, or a liquidation event. We repaid all of these Promissory Notes in full in March 2006, upon completing the equity financing transaction described in Note 13.

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including a right to replace an infringing product or cancel the software license and return the fees paid by the customer. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements, and no such claims were outstanding at June 30, 2006. As a result, we have not recorded a liability for infringement costs as of June 30, 2006.

Our agreements with customers also generally provide a warranty that for so long as the customer is paying for support services, our software will materially conform to the related documentation, and that our software has been developed in a workmanlike manner. To date, we have not incurred significant warranty costs. As a result, we have not recorded a liability for warranty costs as of June 30, 2006.

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

Revenues from customers outside of North America were approximately 14 percent of total revenues for the three months ended June 30, 2006 as compared to 10 percent of total revenues for the same period in 2005. For the six months ended June 30, 2006, revenues from customers outside of North America were approximately 15 percent of total revenues as compared to 11 percent of total revenues for the same period in 2005. Our long-lived assets are deployed in the United States.

Two customers accounted for a total of 35 percent of our revenues for the three months ended June 30, 2006 (individually 21 percent, and 14 percent of our total revenues, respectively) compared to two customers accounting for a total of 55 percent of our total revenues for the same period in 2005 (individually 39 percent and 16 percent of our total revenues, respectively). Two customers accounted for a total of 32 percent of our revenues for the six months ended June 30, 2006 (individually 20 percent and 12 percent of our total revenues, respectively) compared to three customers accounting for a total of 55 percent of our revenues for the same period in 2005 (individually 24 percent, 21 percent, and 10 percent). No other single customer accounted for more than 10 percent of our total revenues for the three and six months ended June 30, 2006 or the same period in 2005.

Our customer accounting for 16 percent of our total revenues for the three months ended June 30, 2005, is a related party. See Note 12 for more information.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, de-recognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact of adopting the provisions of FIN 48.

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

Our revenues from DevonWay for the three and six months ended June 30, 2006, are $14,600 and $37,900, respectively. For the three and six months ended June 30, 2005 we recognized revenues of $277,000. As of June 30, 2006 and December 31, 2005, we had accounts receivable due from DevonWay of $5,600, and $24,500, respectively. For the three and six months ended June 30, 2006, we received cash inflows from DevonWay of $34,000, and $66,000, respectively. For the three and six months ended June 30, 2005, we received cash inflows from this customer of $202,000.

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

During late 2005 and continuing into 2006, DevonWay provided some marketing services to us. For the three and six months ended June 30, 2006, we made payments to DevonWay of $7,600 and $17,000, respectively, for such services. As of June 30, 2006, we had accounts payable due to DevonWay of $8,800.

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

As a result of the warrants sold with the convertible preferred stock and the beneficial conversion feature inherent in the conversion rights and preferences of the convertible preferred stock, we recognized a non-cash deemed dividend of $1,761,000 during the six months ended June 30, 2006. This deemed dividend was calculated based on the conversion price compared to the market price on the dates of issuance of the convertible preferred shares. Because we have an accumulated deficit, the deemed dividend was recorded as additional paid-in-capital and had no affect on that account.

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

At the end of 2005, we replaced our former Chief Executive Officer with long-time TenFold director and shareholder, Robert W. Felton. Under his leadership, we have recently changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. We believe that providing larger consulting projects (that include the full breadth of applications consulting from applications design through production implementation) will be a more successful model for both us and our customers. We believe that some of our customers would have been more successful with their projects with more consulting assistance than they chose to purchase under our prior business model. Although we expect to be more successful with this new model, we have limited experience with the new model as we have introduced it only recently. And although we have closed some new sales under this model, the amount of such sales is not sufficient to generate positive cash flow or profitability. As a result, it is unclear if or when we can expect to close significant sales to new or existing customers, and until we do so we are likely to continue to experience negative cash flow from operations and losses.

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

For the first half of 2006, we had revenues of $1.3 million, an operating loss of $3.6 million, a net loss of $3.6 million, and a net loss applicable to common shareholders of $5.3 million. This compares to revenues of $3.3 million, an operating loss of $3.0 million, and a net loss of $2.9 million for the same period of 2005.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of selected items from our statements of operations to total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006		2005
Revenues:
License	8%	13%	11%		10%
Services and other	92%	87%	89%		90%

Total revenues	100%	100%	100%		100%
Operating expenses:
Cost of revenues	89%	44%	93%		53%
Sales and marketing	38%	50%	35%		47%
Research and development	154%	52%	170%		55%
General and administrative	58%	35%	78%		37%

Total operating expenses	339%	181%	376%		192%

Loss from operations	(239%)	(81%)	(276%)		(92%)
Total other income, net	6%	1%	3%		3%

Loss before income taxes	(233%)	(80%)	(273%)		(89%)
Provision for income taxes	—	—	—		—

Net loss	(233%)	(80%)	(273	% )	(89%)

Deemed dividend related to warrants issued with Preferred stock and beneficial conversion feature on preferred stock	—	—	(135%)		—

Net loss applicable to common shareholders	(233%)	(80%)	(408%)		(89%)

Revenues

Total revenues decreased $1.0 million, or 58 percent, to $710,000 for the three months ended June 30, 2006, as compared to $1.7 million for the same period in 2005. For the six months ended June 30, 2006, total revenues decreased $2.0 million, or 60 percent, to $1.3 million as compared to $3.3 million for the same period in 2005.

Services and other revenues decreased $822,000, or 56 percent, to $656,000 for the three months ended June 30, 2006 as compared to $1.5 million for the same period in 2005. For the six months ended June 30, 2006, services and other revenues decreased $1.8 million, or 61 percent, to $1.2 million as compared to $3.0 million for the same period in 2005. The decrease in services and other revenues is primarily due to decreases in revenues from certain customers who purchased less time-and-materials consulting from us over time as they completed their application development projects and became more self-sufficient. We have not replaced these projects with similar sized projects with other customers.

License revenues decreased $169,000, or 76 percent, to $54,000 for the three months ended June 30, 2006, as compared to $223,000 for the same period in 2005. For the six months ended June 30, 2006, license revenues decreased $175,000, or 55 percent, to $141,000 as compared to $316,000 for the same period in 2005. The decrease in license revenue is due primarily to smaller sized license sales in 2006 than in the same period in 2005.

Revenues from customers outside of North America were approximately 14 percent of total revenues for the three months ended June 30, 2006 as compared to 10 percent of total revenues for the same period in 2005. For the six months ended June 30, 2006, revenues from customers outside of North America were approximately 15 percent of total revenues as compared to 11 percent of total revenues for the same period in 2005. Our long-lived assets are deployed in the United States.

Two customers accounted for a total of 35 percent of our revenues for the three months ended June 30, 2006 (individually 21 percent, and 14 percent of our total revenues, respectively) compared to two customers accounting for a total of 55 percent of our total revenues for the same period in 2005 (individually 39 percent and 16 percent of our total revenues, respectively). Two customers accounted for a total of 32 percent of our revenues for the six months ended June 30, 2006 (individually 20 percent and 12 percent of our total revenues, respectively) compared to three customers accounting for a total of 55 percent of our revenues for the same period in 2005 (individually 24 percent, 21 percent, and 10 percent). No other single customer accounted for more than 10 percent of our total revenues for the three and six months ended June 30, 2006 or the same periods in 2005.

We continue to actively market to new and existing customers. However, we continue to face a challenging sales environment. As a result, it is unclear if or when we can expect to close significant sales to new or existing customers, and until we do so we are likely to continue to experience negative cash flow from operations and losses.

Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel and contractors to provide applications development and implementation, support, and training services. Cost of revenues decreased $123,000, or 16 percent, to $634,000 for the three months ended June 30, 2006 compared to $757,000 for the same period in 2005. For the six months ended June 30, 2006, cost of revenues decreased $531,000, or 30 percent, to $1.2 million as compared to $1.8 million for the same period in 2005. The decreases in cost of revenues are primarily due to having fewer staff working on customer projects.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel; and marketing seminars, public relations, advertising and other marketing expenses. Sales and marketing expenses decreased $576,000, or 68 percent, to $270,000 for the three months ended June 30, 2006 as compared to $846,000 for the same period in 2005. For the six months ended June 30, 2006, sales and marketing expenses decreased $1.1 million, or 70 percent, to $461,000 as compared to $1.6 million for the same period in 2005. The decreases in sales and marketing expenses are due to our discontinuing most discretionary marketing programs in late 2005 in connection with the change in sales focus under our new Chief Executive Officer, Robert W. Felton, and to conserve our financial resources; as well as from a decrease in sales and marketing headcount.

Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses increased $218,000, or 25 percent, to $1.1 million for the three months ended June 30, 2006, as compared to $876,000 for the same period in 2005. For the six months ended June 30, 2006, research and development increased $398,000, or 22 percent, to $2.2 million as compared to $1.8 million for the same period in 2005. The increases in research and development are primarily due to recognition of stock-based compensation expense in 2006 as a result of SFAS 123(R) (see Note 5 of Notes to Condensed Financial Statements for more information).

General and Administrative. General and administrative expenses consist primarily of the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses decreased $183,000, or 31 percent, to $409,000 for the three months ended June 30, 2006 as compared to $592,000 for the same period in 2005. For the six months ended June 30, 2006, general and administrative expenses decreased $202,000, or 17 percent, to $1.0 million as compared to $1.2 million for the same period in 2005.

The decrease is primarily due to revision of an earlier estimated option modification charge. For the year ended December 31, 2005, we recognized estimated severance related charges related to the departure of our prior CEO, including an estimated option modification charge, based upon the anticipated terms at that time. Upon the execution of the Separation Agreement and Release on May 19, 2006, we calculated the actual option modification charge based upon the final terms, and recognized a resulting reduction in our stock-based compensation expense of $133,000, which reduced our general and administrative expenses for the three months ended June 30, 2006. General and administrative expenses for the three months ended June 30, 2006 also decreased from the reduction in our estimate of costs related to our March 2006 capital raising transaction by approximately $50,000.

Total Other Income, net

Net total other income was income of $45,000 for the three months ended June 30, 2006, as compared to $20,000 of income for the same period in 2005. Net total other income was $34,000 for the six months ended June 30, 2006, as compared to $119,000 for the same period in 2005.

Provision for Income Taxes

No provision for income taxes was required for the three and six months ended June 30, 2006. The provisions for income taxes for the three and six months ended June 30, 2005 of $6,000 and $7,000, respectively, relate to foreign taxes.

At June 30, 2006, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

Deemed dividend related to convertible preferred stock

As a result of the warrants sold with the convertible preferred stock and the beneficial conversion feature inherent in the conversion rights and preferences of the convertible preferred stock, we recognized a non-cash deemed dividend of $1,761,000 during the six months ended June 30, 2006. This deemed dividend was calculated based on the conversion price compared to the market price on the date of issuance of the convertible preferred shares.

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

Liquidity and Capital Resources

Net cash used in operating activities was $3.5 million for the six months ended June 30, 2006 as compared to $3.1 million for the same period in 2005.

Net cash used in investing activities was $15,000 for the six months ended June 30, 2006 as compared to $14,000 for the same period in 2005.

Net cash provided by financing activities was $5.5 million for the six months ended June 30, 2006 as compared to $11,000 for the same period in 2005. Net cash provided by financing activities for the six months ended June 30, 2006 included $6.1 million of net proceeds from the sale of convertible preferred stock and warrants, $500,000 from issuance of notes payable, less $1.1 million in principal payments on notes payable which were repaid in full upon closing our capital raising transaction in March 2006.

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenue balances of $1.8 million at June 30, 2006 and $2.2 million at December 31, 2005. When over time we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

As of June 30, 2006, our principal source of liquidity was our cash and cash equivalents of $3.2 million. On March 30, 2006 we completed a capital raising transaction for gross proceeds of approximately $6.3 million (before expenses and repayment of $1.1 million of interim financing obligations). We believe that with the proceeds of this capital transaction, and new sales that we believe that we can close during 2006, we will have sufficient liquidity for our operations during 2006. However, significant challenges and risks remain:

•	We have not been able to generate positive cash flow from operations for the three years ended December 31, 2005, or the six months ended June 30, 2006. Our net cash used in operating activities was $4.5 million for the year ended December 31, 2005, and $3.5 million for the six months ended June 30, 2006.

•	For the last several years, we have derived a significant portion of our cash inflows from time-and-materials consulting services performed for a limited number of large customers for whom we were completing enterprise applications development projects. As these customers completed their initial projects and became self-sufficient, they reduced their purchases of time-and-materials consulting services (although some purchase support from us and other services from time to time). We have not replaced these projects with similar sized projects with other customers. These reductions have materially reduced our cash inflows.

•	We have experienced difficulty closing substantial new sales, and it is unclear when or if we can expect to predictably close significant sales to new or existing customers, and to achieve and sustain positive cash flow from operations. Under the leadership of our new Chief Executive Officer, Robert W. Felton, we have recently changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. Although we expect to be more successful with this new model, we have limited experience with the new model as we have introduced it only recently. And although we have closed some new sales under this model, the amount of such sales is not sufficient to generate positive cash flow from operations. If we do not close significant sales in 2006, the funds from our recent capital raising alone will not be sufficient to fund our operations through all of 2006.

There can be no assurance that we will be successful closing sufficient new sales and these risks may have a materially adverse affect on our future cash flow and operations.

Disclosure about Contractual Obligations

The following table sets forth certain contractual obligations recorded in the condensed financial statements as of June 30, 2006 and summary information is presented in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	28	27	1	—	—
Operating lease obligations	592	517	75	—	—
Purchase obligations	164	164	—	—	—
Other long term liabilities reflected on the registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$784	$708	$76	$—	$—

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

Our revenues from DevonWay for the three and six months ended June 30, 2006, are $14,600 and $37,900, respectively. For the three and six months ended June 30, 2005 we recognized revenues of $277,000. As of June 30, 2006, and December 31, 2005, we had accounts receivable due from DevonWay of $5,600, and $24,500, respectively. For the three and six months ended June 30, 2006, we received cash inflows from DevonWay of $34,000, and $66,000, respectively. For the three and six months ended June 30, 2005, we received cash inflows from this customer of $202,000.

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

During late 2005 and continuing into 2006, DevonWay provided some marketing services to us. For the three and six months ended June 30, 2006, we made payments to DevonWay of $7,600 and $17,000, respectively, for such services. As of June 30, 2006, we had accounts payable due to DevonWay of $8,800.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, de-recognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact of adopting the provisions of FIN 48.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” appearing on page 40 of TenFold’s 2005 Annual Report on Form 10-K for information relating to TenFold’s interest rate and currency rate risks. There have been no material changes in such risks through June 30, 2006.

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

Reference is made to Part I, Item 1A “Risk Factors,” appearing on page 18 of TenFold’s 2005 Annual Report on Form 10-K for information relating to TenFold’s risk factors. There have been no material changes in such risks through June 30, 2006, except that the settlement discussions with our prior CEO described in the Risk Factor on page 21 of TenFold’s 2005 Annual Report on Form 10-K were concluded and the parties executed a Separation Agreement and Release on May 19, 2006, which was reported in a Form 8-K filed by TenFold on May 25, 2006.

The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 27, 2006, in Sandy, Utah. A total of 55,063,289 shares (approximately 82 percent of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each were:

•	Election of three directors to hold office until the 2008 Annual Meeting of Stockholders: Stephen H. Coltrin – 54,741,071 shares cast for election and 322,218 shares withheld; Robert W. Felton – 54,702,124 shares cast for election and 361,165 shares withheld; and Ralph W. Hardy, Jr. – 54,720,271 shares cast for election and 343,018 shares withheld. The terms of the following other existing directors continued after the meeting: Richard H. Bennett, Jr., Robert E. Parsons, Jr., and Jeffrey L. Walker.

•	Ratification of the selection of Tanner LC as registered independent public accounting firm of TenFold for the fiscal year ended December 31, 2006 – 54,987,749 shares cast for ratification, 53,688 shares cast against ratification, and 21,852 shares abstained.

Item 6.	Exhibits

(a)	Exhibits

Number	Description

10.20	Separation Agreement and Release, dated as of May 19, 2006, between TenFold Corporation and Nancy M. Harvey. (+)

11*	Computation of Shares used in Computing Basic and Diluted Net Loss Per Share.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to “Notes to Financial Statements” herein

+	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed by TenFold Corporation on May 25, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TenFold Corporation

/s/ Robert W. Felton
Robert W. Felton
Chairman of the Board of Directors, President, and Chief Executive Officer
August 1, 2006

/s/ Robert P. Hughes
Robert P. Hughes
Chief Financial Officer and Chief of Staff
August 1, 2006