Form 10-Q
period 2006-09-30
TENFOLD CORP /UT
filed 2006-11-01
CIK 1051118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes   ☐    No  ☒

As of September 30, 2006, there were 46,551,745 shares of the registrant’s Common Stock outstanding.

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

TENFOLD CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$2,373	$1,344
Accounts receivable, (net of allowances for doubtful accounts of $0 and $9, respectively, includes related party receivable of $0 and $25 respectively),	388	209
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $0, respectively)	6	2
Prepaid expenses and other assets	175	161

Total current assets	2,942	1,716
Restricted cash	74	74
Property and equipment, net	195	352

Total assets	$3,211	$2,142

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$140	$483
Income taxes payable	243	250
Accrued liabilities	1,189	1,492
Deferred revenue	2,011	2,218
Current installments of obligations under capital leases	19	35
Notes payable – related parties	—	600

Total current liabilities	3,602	5,078

Long-term liabilities:
Obligations under capital leases, excluding current installments	—	10

Total long-term liabilities	—	10

Commitments and contingencies
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value:
Authorized: 2,000,000 shares
Issued and outstanding shares: 1,500,000 shares at September 30, 2006 and 0 shares at December 31, 2005	2	—
Common stock, $0.001 par value:
Authorized: 120,000,000 shares
Issued and outstanding shares: 46,551,745 shares at September 30, 2006 and 46,445,749 shares at December 31, 2005	46	46
Additional paid-in capital	84,599	76,411
Deferred compensation	—	(6)
Accumulated deficit	(85,038)	(79,397)

Total stockholders’ deficit	(391)	(2,946)

Total liabilities and stockholders’ deficit	$3,211	$2,142

The accompanying notes are an integral part of these condensed financial statements.

TENFOLD CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
License	$176	$124	$317	$440
Services and other	931	1,368	2,099	4,361

Total revenues	1,107	1,492	2,416	4,801

Operating expenses:
Cost of revenues	704	707	1,924	2,458
Sales and marketing	216	667	677	2,227
Research and development	1,073	824	3,290	2,643
General and administrative	1,207	637	2,228	1,860

Total operating expenses	3,200	2,835	8,119	9,188

Loss from operations	(2,093)	(1,343)	(5,703)	(4,387)

Other income (expense):
Interest income	29	13	82	50
Interest expense	—	(1)	(20)	(6)
Other income	(1)	—	—	87

Total other income, net	28	12	62	131

Loss before income taxes	(2,065)	(1,331)	(5,641)	(4,256)
Provision (benefit) for income taxes	—	(990)	—	(983)

Net loss	(2,065)	(341)	(5,641)	(3,273)

Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	—	—	(1,761)	—

Net loss applicable to common shareholders	$(2,065)	$(341)	$(7,402)	$(3,273)

Basic loss per common share	$(0.04)	$(0.01)	$(0.16)	$(0.07)

Diluted loss per common share	$(0.04)	$(0.01)	$(0.16)	$(0.07)

Weighted average common and common equivalent shares used to calculate loss per share:
Basic	46,535	46,434	46,507	46,415

Diluted	46,535	46,434	46,507	46,415

The accompanying notes are an integral part of these condensed financial statements.

TENFOLD CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,641)	$(3,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181	241
Provision to bad debt reserve	—	(10)
Amortization of deferred compensation	—	11
Stock-based compensation expense	2,104	—
Changes in operating assets and liabilities:
Accounts receivable	(179)	(161)
Unbilled accounts receivable	(4)	43
Prepaid expenses and other assets	(14)	(138)
Accounts payable	(343)	(16)
Income taxes payable	(7)	(999)
Accrued liabilities	(303)	(146)
Deferred revenues	(207)	932

Net cash used in operating activities	(4,413)	(3,516)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	2
Additions to property and equipment	(24)	(17)

Net cash used in investing activities	(24)	(15)

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	20	36
Proceeds from issuance of convertible preferred stock and warrants	6,072	—
Proceeds from issuance of notes payable	500	—
Principal payments on notes payable	(1,100)	—
Principal payments on obligations under capital leases	(26)	(24)

Net cash provided by financing activities	5,466	12

Net increase (decrease) in cash and cash equivalents	1,029	(3,519)
Cash and cash equivalents at beginning of period	1,344	5,225

Cash and cash equivalents at end of period	$2,373	$1,706

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7	$16
Cash paid for interest	20	3
Equipment purchased under capital leases	—	16

The accompanying notes are an integral part of these condensed financial statements.

TENFOLD CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited Condensed Financial Statements included herein have been prepared by TenFold Corporation (“TenFold”) pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, “TenFold,” the “Company,” “we,” “our” and similar terms refer to TenFold Corporation, unless the context indicates otherwise. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2006.

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

Our financial statements have been prepared under the assumption that we will continue as a going concern. The independent auditors’ opinion on our December 31, 2005 financial statements, however, includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

On March 30, 2006 we completed a capital raising transaction for gross proceeds of approximately $6.3 million (before expenses and repayment of $1.1 million of interim financing obligations), which we have used to fund operations together with cash inflows from sales we have made this year. As of September 30, 2006, our principal source of liquidity was our cash and cash equivalents of $2.4 million, which we believe provides sufficient liquidity for our operations during the remainder of 2006. However, significant challenges and risks remain:

•	We have not been able to generate positive cash flow from operations for the three years ended December 31, 2005, or the nine months ended September 30, 2006. Our net cash used in operating activities was $4.5 million for the year ended December 31, 2005, and $4.4 million for the nine months ended September 30, 2006.

•	For the last several years, we have derived a significant portion of our cash inflows from time-and-materials consulting services performed for a limited number of large customers for whom we were completing enterprise applications development projects. As these customers completed their initial projects and became self-sufficient, they reduced their purchases of time-and-materials consulting services (although some purchase support from us and other services from time to time). These reductions have materially reduced our cash inflows. Although we have sold and begun several new consulting projects recently in 2006, they are not as large as these particular prior projects with a limited number of customers from the last several years.

•	We have experienced difficulty closing substantial new sales, and it is unclear when or if we can expect to predictably close significant sales to new or existing customers, and to achieve and sustain positive cash flow from operations. Under the leadership of our new Chief Executive Officer, Robert W. Felton, we changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. Although we expect to be more successful with this new model, we have limited experience with the new model as we have introduced it only this year. We have closed some new sales in 2006, including several new consulting projects, and reduced our quarterly net cash outflow in Q3 2006 to $871,000 compared to $1.9 million for Q2 2006, however such sales have not been sufficient to generate positive cash flow from operations. If we do not close significant future sales, our existing cash resources will not be sufficient to fund our operations beyond 2006.

There can be no assurance that we will be successful closing sufficient new sales and an inability to do so would have a materially adverse affect on our future cash flow and operations.

2.	Revenue Recognition

We derive revenues from license fees, applications development and implementation consulting services, support, and training services. License revenues consist of fees for licensing EnterpriseTenFold SOA (formerly known as Universal Application) as an applications development tool. Service revenues consist of fees for applications development and implementation consulting, support and training. Other revenues include fees for reimbursement of out of pocket expenses incurred for customer projects.

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

We recognize license revenues from EnterpriseTenFold SOA licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: we have signed a noncancellable license agreement with nonrefundable fees; we have shipped the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the licenses are sold separately or when an EnterpriseTenFold SOA license is sold with an applications development project. Services relating to the licenses typically include post contract customer support services, general time-and-materials consulting, and training; and do not add significant functionality, features, or significantly alter the software. In addition, similar services are available from some other vendors; there are no milestones or customer specific acceptance criteria which affect the realizability of the software license fee; and the software license fee is non-cancelable and non-refundable.

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

3.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic loss per share – net loss applicable to common shareholders	$(2,065)	$(341)	$(7,402)	$(3,273)

Numerator for diluted loss per share – net loss applicable to common shareholders	$(2,065)	$(341)	$(7,402)	$(3,273)

Denominator:
Denominator for basic loss per share – weighted average shares	46,535	46,434	46,507	46,415

Employee stock options	—	—	—	—

Denominator for diluted loss per share	46,535	46,434	46,507	46,415

Loss per common share:
Basic loss per common share	$(0.04)	$(0.01)	$(0.16)	$(0.07)

Diluted loss per common share	$(0.04)	$(0.01)	$(0.16)	$(0.07)

Employee stock options that could potentially dilute basic earnings (loss) per share in the future, of which there were 22,720,226 and 22,844,929 outstanding on September 30, 2006 and 2005, respectively, that have a weighted average exercise price of $1.29 and $1.86 per share, respectively, were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods.

The computation of diluted loss per common share for the three and nine months ended September 30, 2006 excludes the assumed conversion of 1,500,000 shares of convertible preferred stock outstanding at September 30, 2006, from our March 2006 capital raising transaction, which are convertible into 20,315,805 shares of common stock, because the impact of the conversion would be anti-dilutive. No convertible preferred stock was outstanding in 2005.

Warrants to purchase 10,157,899 shares of common stock outstanding at September 30, 2006, from our March 2006 capital raising transaction, were also excluded from the computation of diluted loss per common share because to do so would have been anti-dilutive for the period. The warrants have an exercise price of $0.62 per share. No warrants were outstanding in 2005.

4.	Restricted Cash

Restricted cash of $74,000 at September 30, 2006 and at December 31, 2005 is maintained to support various accounts payable activities.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Condensed Financial Statements as of and for the nine months ended September 30, 2006, reflect the impact of SFAS 123(R). Under that transition method, compensation cost recognized in the first nine months of 2006 includes: (a) amortization related to the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) amortization related to compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

TenFold has three stock-based employee option plans and an ESPP which are described more fully in Note 12 and Note 13, respectively, in our 2005 Annual Report on Form 10-K. No stock-based employee compensation cost was recognized in the Statement of Operations for the three- or nine-month period ended September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The ESPP was deemed noncompensatory under Opinion 25, and, therefore, resulted in no compensation cost. As of September 30, 2006, TenFold had approximately 12.12 million shares of common stock reserved for future issuance under the stock option plans and the ESPP.

The adoption of SFAS 123(R) had a significant impact on our results of operations. Our statements of operations for the three and nine months ended September 30, 2006 include the following stock-based compensation expense from stock options and ESPP:

(in thousands)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenues	$60	$178
Sales and marketing	7	18
Research and development	337	856
General and administrative	838	1,052

Stock-based compensation expense included in operating expenses	1,242	2,104
Tax benefit	—	—

Stock-based compensation expense included in net loss	$1,242	$2,104

During the three months ended September 30, 2006, we granted 5,000,000 options to our CEO, with half vesting immediately and the other half vesting quarterly in 2007. This grant accounts for $620,000 of the stock-based compensation expense for the three and nine months ended September 30, 2006.

For the year ended December 31, 2005, we recognized estimated severance related charges related to the departure of our prior CEO, including an estimated option modification charge, based upon the anticipated terms at that time. Upon the execution of the Separation Agreement and Release on May 19, 2006, we calculated the actual option modification charge based upon the final terms, and recognized a resulting reduction in our stock-based compensation expense of $133,000, which reduced our general and administrative expenses for the nine months ended September 30, 2006.

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 0.8 year was $2.9 million at September 30, 2006.

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

(in thousands, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss applicable to common shareholders – as reported	$(341)	$(3,273)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	3	11
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(966)	(4,701)

Net loss applicable to common shareholders – pro forma	$(1,304)	$(7,963)

Loss per common share – as reported:
Basic	$(0.01)	$(0.07)
Diluted	$(0.01)	$(0.07)
Loss per common share – pro forma:
Basic	$(0.03)	$(0.17)
Diluted	$(0.03)	$(0.17)

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

Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three and nine months ended September 30, 2006 are shown below:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected volatility	158%	158%
Expected dividends	0%	0%
Expected term	5.25 Years	5.30 Years
Risk-free interest rate	4.86%	4.83%

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

The pre-vesting forfeiture rate used for the three and nine months ended September 30, 2006 was based on historical rates and forward-looking factors. As required under SFAS 123(R), we will adjust the estimated forfeiture rates to our actual experience. Prior to adoption of SFAS 123(R) we accounted for forfeitures as they occurred.

A summary of the time-based stock option awards as of September 30, 2006, and changes during the nine months then ended, is as follows:

Stock Option Awards	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2006	23,450,459	$1.80
Granted	6,098,000	0.24
Exercised	—	—
Forfeited or expired	(6,828,233)	1.50

Outstanding at September 30, 2006	22,720,226	$1.29	7.21	$5

Exercisable at September 30, 2006	18,052,273	$1.44	6.73	$5

The weighted-average grant-date fair value of stock options granted during the three and nine months ended September 30, 2006 was $0.22. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $1.2 million and $2.1 million, respectively. At September 30, 2006, there was $2.9 million of unrecognized stock-based compensation expense related to non-vested options, which is expected to be recognized over a weighted-average period of 0.8 year.

Employee Stock Purchase Plan

Our 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by our Board of Directors and approved by our stockholders in March 1999. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, has two six-month offering periods each year, with new offering periods commencing on February 1 and August 1 of each year. Eligible full-time employees, through payroll deductions, are allowed to purchase a limited number of shares of our common stock during each offering period at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. We account for the ESPP as a compensatory plan and recorded compensation expense for the three and nine months ended September 30, 2006 of $2,900 and $9,100, respectively, in accordance with SFAS 123(R).

The fair value of issuances under the purchase plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option, and using the Black-Scholes valuation model. Our weighted-average assumptions used in the Black-Scholes valuation model for our ESPP grants during the three months ended September 30, 2006 are shown below:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected volatility	166%	136%
Expected dividends	0%	0%
Expected term	0.5 Years	0.5 Years
Risk-free interest rate	5.18%	4.89%

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

During the quarters ended September 30, 2006, and 2005, 49,732 and 34,211 shares of common stock were purchased under the ESPP at an average price of $0.19 and $0.26 per share, respectively. As of September 30, 2006, there was $5,400 of total unrecognized compensation costs related to employee stock plan purchases. These costs are expected to be recognized over a weighted average period of 2.5 months.

6.	Income Taxes

No provision for income taxes was required for the three and nine months ended September 30, 2006. The benefit for income taxes for the three and nine months ended September 30, 2005 of $990,000 and $983,000, respectively, relates primarily to reversing accruals for state taxes that were no longer deemed necessary.

At September 30, 2006, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

7.	Commitments

We lease office space and equipment under non-cancelable lease agreements, which expire at various dates through 2007. Future minimum lease payments under non-cancelable operating and capital lease obligations, in excess of one year, at September 30, 2006, are as follows (in thousands):

	Total	Operating	Capital
2006	$142	$133	$9
2007	338	328	10
Thereafter	—	—	—

Total minimum lease payments	$480	$461	19

Less: Amount representing interest			(0)

Present value of net minimum capital lease payments			19
Less: Current installments of obligations under capital leases			(19)

Obligations under capital leases, excluding current installments			$0

8.	Notes Payable – Related Parties

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

Indemnifications, Warranties, Complaints and Insurance

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including a right to replace an infringing product or cancel the software license and return the fees paid by the customer. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements, and no such claims were outstanding at September 30, 2006. As a result, we have not recorded a liability for infringement costs as of September 30, 2006.

Our agreements with customers also generally provide a warranty that for so long as the customer is paying for support services, our software will materially conform to the related documentation, and that our software has been developed in a workmanlike manner. To date, we have not incurred significant warranty costs. As a result, we have not recorded a liability for warranty costs as of September 30, 2006.

We are subject to various customer complaints or disputes that arise in the ordinary course of business from time-to-time. We do not believe that the ultimate liability, if any, to resolve currently outstanding complaints or disputes will have a material impact on our future business, results of operations, financial position, or liquidity.

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

Revenues from customers outside of North America were approximately 9 percent of total revenues for the three months ended September 30, 2006 as compared to 8 percent of total revenues for the same period in 2005. For the nine months ended September 30, 2006, revenues from customers outside of North America were approximately 13 percent of total revenues as compared to 10 percent of total revenues for the same period in 2005. Our long-lived assets are deployed in the United States.

Four customers accounted for a total of 51 percent of our revenues for the three months ended September 30, 2006 (individually 15 percent, 15 percent, 11 percent, and 10 percent of our total revenues) compared to two customers accounting for a total of 37 percent of our total revenues for the same period in 2005 (individually 23 percent and 14 percent of our total revenues). One customer accounted for a total of 18 percent of our revenues for the nine months ended September 30, 2006 compared to three customers accounting for a total of 51 percent of our revenues for the same period in 2005 (individually 22 percent, 19 percent, and 10 percent). No other single customer accounted for more than 10 percent of our total revenues for the three or nine months ended September 30, 2006 or the same periods in 2005.

Our customer accounting for 14 percent and 10 percent of our total revenues for the three and nine months ended September 30, 2005, respectively, is a related party. This customer did not account for more than 10% of our total revenues for the three or nine months ended September 30, 2006. See Note 12 for more information.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting the provisions of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. SFAS No. 158 is effective in fiscal years beginning after December 15, 2006. As we do not have any defined benefit postretirement plans, we do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

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

Our revenues from DevonWay for the three and nine months ended September 30, 2006, are $8,800 and $46,700, respectively. For the three and nine months ended September 30, 2005 we recognized revenues of $216,000 and $492,000, respectively. As of September 30, 2006 and December 31, 2005, we had accounts receivable due from DevonWay of $0, and $24,500, respectively. For the three and nine months ended September 30, 2006, we received cash inflows from DevonWay of $5,900, and $71,800, respectively. For the three and nine months ended September 30, 2005, we received cash inflows from this customer of $1.3 million and $1.5 million, respectively.

Although we received a $1 million license payment from DevonWay in August 2005, for accounting purposes we have deferred recognition of this revenue until the end of the estimated economic life of the release of EnterpriseTenFold SOA provided to DevonWay, because the license agreement contains a discount that cannot be determined at inception of the agreement. We are using the end of the estimated economic life to recognize the revenue because we do not have vendor specific objective evidence of fair value (“VSOE”) for the related post-contract customer support, due to the discount, and therefore we cannot allocate the revenue until the discount is known at the end of the estimated economic life. For accounting purposes, management estimates that the economic life is 16 months, and as a result no revenue will be recognized from this license until it is all recognized in a lump sum in the latter part of 2006.

During late 2005 and continuing into 2006, DevonWay provided some marketing services to us. For the three and nine months ended September 30, 2006, we made payments to DevonWay of $14,800 and $31,800, respectively, for such services. As of September 30, 2006, we had accounts payable due to DevonWay of $5,000.

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

On March 29, 2006, we entered into a Securities Purchase Agreement for the sale of 1,500,000 shares of unregistered convertible preferred stock and warrants. The preferred shares are convertible into 20,315,805 shares of common stock. The warrants are to purchase 10,157,899 shares of common stock at an exercise price of $0.62 per share, with a 5 year term. The transaction generated gross proceeds of approximately $6.3 million (before expenses and repayment of $1.1 million of interim financing obligations). Several members of our Board of Directors (or investment entities associated with them) and an Executive Officer participated in the transaction, providing a total of approximately $4.7 million of the gross proceeds raised:

•	Robert W. Felton Trust invested $2 million. We repaid $709,000 of interim financing to Mr. Felton, our Chairman, President, and Chief Executive Officer, from the proceeds of the capital raising.

•	First Media TF Holdings LLC, an investment entity associated with TenFold Director Ralph W. Hardy Jr., invested $2 million. We repaid $205,000 of interim financing to First Media TF Holdings LLC from the proceeds of the capital raising.

•	TenFold Director Steven H. Coltrin invested $500,000. We used approximately $206,000 of the proceeds of the capital raising to pay accounts payable due to his firm, Coltrin & Associates, for marketing and public relations work provided to TenFold in earlier periods.

•	Samer Diab, Senior Vice President, Customer Services, invested $230,000.

We also repaid $205,000 of interim financing to Wasatch Investments LLC, an investment entity associated with TenFold Director Robert E. Parsons, Jr., from the proceeds of the capital raising.

As a result of the warrants sold with the convertible preferred stock and the beneficial conversion feature inherent in the conversion rights and preferences of the convertible preferred stock, we recognized a non-cash deemed dividend of $1,761,000 during the nine months ended September 30, 2006. This deemed dividend was calculated based on the conversion price compared to the market price on the dates of issuance of the convertible preferred shares. Because we have an accumulated deficit, the deemed dividend was recorded as additional paid-in-capital and had no affect on that account.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

TenFold provides services and technology for building complex, Service Oriented Architecture (“SOA”)-compliant, mission-critical applications in significantly less time and cost than it would otherwise take using traditional development technologies. We believe that with TenFold’s technology, EnterpriseTenFold SOA, customers will also experience significantly reduced ongoing applications maintenance and enhancement costs compared to what they generally experience with legacy applications.

Our business model focuses on providing applications development services and our EnterpriseTenFold SOA technology, support and training, to customers who can use a TenFold team or their own business teams to build and maintain applications.

At the end of 2005, we replaced our former Chief Executive Officer with long-time TenFold director and shareholder, Robert W. Felton. Under his leadership, we have changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. We believe that providing larger consulting projects (that include the full breadth of applications consulting from applications design through production implementation) will be a more successful model for both us and our customers. We believe that some of our customers would have been more successful with their projects with more consulting assistance than they chose to purchase under our prior business model. Although we expect to be more successful with this new model, we have limited experience with the new model as we have introduced it only this year. We have closed some new sales in 2006, including several new consulting projects, and reduced our quarterly net cash outflow in Q3 2006 to $871,000 compared to $1.9 million for Q2 2006; however, such sales have not been sufficient to generate positive cash flow from operations or profitability. As a result, it is unclear if or when we can expect to close significant sales to new or existing customers; and until we repeatedly do so, we are likely to continue to experience negative cash flow from operations and losses. If we do not close significant future sales, our existing cash resources will not be sufficient to fund our operations beyond 2006.

On March 30, 2006, we completed a capital raising transaction for the sale of 1,500,000 shares of unregistered convertible preferred stock and warrants. The preferred shares are convertible into 20,315,805 shares of common stock. The warrants are to purchase 10,157,899 shares of common stock at an exercise price of $0.62 per share, with a 5 year term. The transaction generated gross proceeds of approximately $6.3 million (before expenses and repayment of $1.1 million of interim financing obligations). Several members of our Board of Directors (or investment entities associated with them) and an Executive Officer participated in the transaction, providing a total of approximately $4.7 million of the gross proceeds raised:

•	Robert W. Felton Trust invested $2 million. We repaid $709,000 of interim financing to Mr. Felton, our Chairman, President, and Chief Executive Officer, from the proceeds of the capital raising.

•	First Media TF Holdings LLC, an investment entity associated with TenFold Director Ralph W. Hardy Jr., invested $2 million. We repaid $205,000 of interim financing to First Media TF Holdings LLC from the proceeds of the capital raising.

•	TenFold Director Steven H. Coltrin invested $500,000. We used approximately $206,000 of the proceeds of the capital raising to pay accounts payable due to his firm, Coltrin & Associates, for marketing and public relations work provided to TenFold in earlier periods.

•	Samer Diab, Senior Vice President, Customer Services, invested $230,000.

We also repaid $205,000 of interim financing to Wasatch Investments LLC, an investment entity associated with TenFold Director Robert E. Parsons, Jr., from the proceeds of the capital raising.

For the first nine months of 2006, we had revenues of $2.4 million, an operating loss of $5.7 million, a net loss of $5.6 million, and a net loss applicable to common shareholders of $7.4 million. This compares to revenues of $4.8 million, an operating loss of $4.4 million, and a net loss of $3.3 million for the same period of 2005.

For the three months ended September 30, 2006, we had revenues of $1.1 million, an operating loss of $2.1 million, and a net loss of $2.1 million. This compares to revenues of $1.5 million, an operating loss of $1.3 million, and a net loss of $341,000 for the same period of 2005.

For the three months ended June 30, 2006, we had revenues of $710,000, an operating loss of $1.7 million, and a net loss of $1.7 million.

For the three months ended March 31 2006, we had revenues of $599,000, an operating loss of $1.9 million, a net loss of $1.9 million, and a net loss applicable to common shareholders of $3.7 million.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of selected items from our statements of operations to total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
License	16%	8%	13%	9%
Services and other	84%	92%	87%	91%

Total revenues	100%	100%	100%	100%
Operating expenses:
Cost of revenues	64%	47%	80%	51%
Sales and marketing	19%	45%	28%	46%
Research and development	97%	55%	136%	55%
General and administrative	109%	43%	92%	39%

Total operating expenses	289%	190%	336%	191%

Loss from operations	(189%)	(90%)	(236%)	(91%)
Total other income, net	2%	1%	3%	3%

Loss before income taxes	(187%)	(89%)	(233%)	(88%)
Provision (benefit) for income taxes	—	(66%)	—	(20%)

Net loss	(187%)	(23%)	(233%)	(68%)

Deemed dividend related to warrants issued with Preferred stock and beneficial conversion feature on preferred stock	—	—	(73%)	—

Net loss applicable to common shareholders	(187%)	(23%)	(306%)	(68%)

Revenues

Total revenues decreased $385,000, or 26 percent, to $1.1 million for the three months ended September 30, 2006, as compared to $1.5 million for the same period in 2005. For the nine months ended September 30, 2006, total revenues decreased $2.4 million, or 50 percent, to $2.4 million as compared to $4.8 million for the same period in 2005.

Services and other revenues decreased $437,000, or 32 percent, to $931,000 for the three months ended September 30, 2006 as compared to $1.4 million for the same period in 2005. For the nine months ended September 30, 2006, services and other revenues decreased $2.3 million, or 52 percent, to $2.1 million as compared to $4.4 million for the same period in 2005. The decrease in services and other revenues is primarily due to decreases in revenues from certain customers who purchased less time-and-materials consulting from us over time as they completed their application development projects and became more self-sufficient. Although we have begun several new consulting projects recently in 2006, they are not as large as these particular prior projects.

License revenues increased $52,000, or 42 percent, to $176,000 for the three months ended September 30, 2006, as compared to $124,000 for the same period in 2005. For the nine months ended September 30, 2006, license revenues decreased $123,000, or 28 percent, to $317,000 as compared to $440,000 for the same period in 2005. The decrease in license revenue for the nine month period is due primarily to smaller sized license sales in 2006 than in the same period in 2005.

Revenues from customers outside of North America were approximately 9 percent of total revenues for the three months ended September 30, 2006 as compared to 8 percent of total revenues for the same period in 2005. For the nine months ended September 30, 2006, revenues from customers outside of North America were approximately 13 percent of total revenues as compared to 10 percent of total revenues for the same period in 2005. Our long-lived assets are deployed in the United States.

Four customers accounted for a total of 51 percent of our revenues for the three months ended September 30, 2006 (individually 15 percent, 15 percent, 11 percent, and 10 percent of our total revenues) compared to two customers accounting for a total of 37 percent of our total revenues for the same period in 2005 (individually 23 percent and 14 percent of our total revenues). One customer accounted for a total of 18 percent of our revenues for the nine months ended September 30, 2006 compared to three customers accounting for a total of 51 percent of our revenues for the same period in 2005 (individually 22 percent, 19 percent, and 10 percent). No other single customer accounted for more than 10 percent of our total revenues for the three or nine months ended September 30, 2006 or the same periods in 2005.

We continue to market actively to new and existing customers. We have sold and begun several new consulting projects recently in 2006. However, such sales have not been sufficient to generate positive cash flow from operations or profitability. We continue to face a challenging sales environment. As a result, it is unclear if or when we can expect to close significant sales to new or existing customers, and until we repeatedly do so we are likely to continue to experience negative cash flow from operations and losses.

Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of staff and contractors to provide applications development and implementation, support, and training services. Cost of revenues decreased $3,000, or 0.4 percent, to $704,000 for the three months ended September 30, 2006 compared to $707,000 for the same period in 2005. For the nine months ended September 30, 2006, cost of revenues decreased $534,000, or 22 percent, to $1.9 million as compared to $2.5 million for the same period in 2005. The decreases in cost of revenues are due primarily to having fewer staff working on customer projects in 2006. These decreases were partially offset by increases in stock-based compensation expense in 2006 as a result of SFAS 123(R). See Note 5 of Notes to Condensed Financial Statements for more information on stock-based compensation expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel; and marketing seminars, public relations, advertising and other marketing expenses. Sales and marketing expenses decreased $451,000, or 68 percent, to $216,000 for the three months ended September 30, 2006 as compared to $667,000 for the same period in 2005. For the nine months ended September 30, 2006, sales and marketing expenses decreased $1.6 million, or 70 percent, to $677,000 as compared to $2.2 million for the same period in 2005. The decreases in sales and marketing expenses are due to our discontinuing most discretionary marketing programs in late 2005 in connection with the change in sales focus under our new Chief Executive Officer, Robert W. Felton, and to conserve our financial resources; as well as from a decrease in sales and marketing headcount.

Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses increased $249,000, or 30 percent, to $1.1 million for the three months ended September 30, 2006, as compared to $824,000 for the same period in 2005. For the nine months ended September 30, 2006, research and development increased $647,000, or 24 percent, to $3.3 million as compared to $2.6 million for the same period in 2005. The increase in research and development is due to recognition of stock-based compensation expense in 2006 as a result of SFAS 123(R), which was partially offset by decreases from lower research and development staffing in 2006 compared to 2005. See Note 5 of Notes to Condensed Financial Statements for more information on stock-based compensation expenses.

General and Administrative. General and administrative expenses consist primarily of the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses increased $570,000, or 89 percent, to $1.2 million for the three months ended September 30, 2006 as compared to $637,000 for the same period in 2005. For the nine months ended September 30, 2006, general and administrative expenses increased $368,000, or 20 percent, to $2.2 million as compared to $1.9 million for the same period in 2005. The increase is due to recognition of stock-based compensation expense in 2006 as a result of SFAS 123(R), including $620,000 of option related charges for option grants to our CEO during the three months ended September 30, 2006. This increase was partially offset by decreases from lower general and administrative staffing in 2006 compared to 2005. See Note 5 of Notes to Condensed Financial Statements for more information on stock-based compensation expenses.

Total Other Income, net

Net total other income was income of $28,000 for the three months ended September 30, 2006, as compared to $12,000 of income for the same period in 2005. Net total other income was $62,000 for the nine months ended September 30, 2006, as compared to $131,000 for the same period in 2005.

Provision for Income Taxes

No provision for income taxes was required for the three and nine months ended September 30, 2006. The benefit for income taxes for the three and nine months ended September 30, 2005 of $990,000 and $983,000, respectively, relates primarily to reversing accruals for state taxes that were no longer deemed necessary.

At September 30, 2006, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

Deemed dividend related to convertible preferred stock

As a result of the warrants sold with the convertible preferred stock and the beneficial conversion feature inherent in the conversion rights and preferences of the convertible preferred stock, we recognized a non-cash deemed dividend of $1,761,000 during the nine months ended September 30, 2006. This deemed dividend was calculated based on the conversion price compared to the market price on the date of issuance of the convertible preferred shares.

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

For a license agreement that we executed in August 2005 that contains a discount that cannot be determined at the inception of the agreement, we expect to recognize the related license revenue at the end of the estimated economic life of the release of EnterpriseTenFold SOA provided to the customer. We are using the end of the estimated economic life to recognize the revenue because we do not have vendor specific objective evidence of fair value (“VSOE”) for the related post-contract customer support, due to the discount, and therefore we cannot allocate the revenue until the discount is known at the end of the estimated economic life. For accounting purposes, management estimates that the economic life is 16 months after considering factors such as the rapid pace of technological change in the software industry generally and particularly in TenFold’s market, the pace at which TenFold produces new releases of TenFold technology with substantial technological improvements, and the pace at which TenFold’s customers adopt new releases of TenFold technology.

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

Liquidity and Capital Resources

Net cash used in operating activities was $4.4 million for the nine months ended September 30, 2006 as compared to $3.5 million for the same period in 2005.

Net cash used in investing activities was $24,000 for the nine months ended September 30, 2006 as compared to $15,000 for the same period in 2005.

Net cash provided by financing activities was $5.5 million for the nine months ended September 30, 2006 as compared to $12,000 for the same period in 2005. Net cash provided by financing activities for the nine months ended September 30, 2006 included $6.1 million of net proceeds from the sale of convertible preferred stock and warrants, $500,000 from issuance of notes payable, less $1.1 million in principal payments on notes payable which were repaid in full upon closing our capital raising transaction in March 2006.

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenue balances of $2.0 million at September 30, 2006 and $2.2 million at December 31, 2005. When over time we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

On March 30, 2006 we completed a capital raising transaction for gross proceeds of approximately $6.3 million (before expenses and repayment of $1.1 million of interim financing obligations), which we have used to fund operations together with cash inflows from sales we have made this year. As of September 30, 2006, our principal source of liquidity was our cash and cash equivalents of $2.4 million, which we believe provides sufficient liquidity for our operations during the remainder of 2006. However, significant challenges and risks remain:

•	We have not been able to generate positive cash flow from operations for the three years ended December 31, 2005, or the nine months ended September 30, 2006. Our net cash used in operating activities was $4.5 million for the year ended December 31, 2005, and $4.4 million for the nine months ended September 30, 2006.

•	For the last several years, we have derived a significant portion of our cash inflows from time-and-materials consulting services performed for a limited number of large customers for whom we were completing enterprise applications development projects. As these customers completed their initial projects and became self-sufficient, they reduced their purchases of time-and-materials consulting services (although some purchase support from us and other services from time to time). These reductions have materially reduced our cash inflows. Although we have sold and begun several new consulting projects recently in 2006, they are not as large as these particular prior projects with a limited number of customers from the last several years.

•	We have experienced difficulty closing substantial new sales, and it is unclear when or if we can expect to predictably close significant sales to new or existing customers, and to achieve and sustain positive cash flow from operations. Under the leadership of our new Chief Executive Officer, Robert W. Felton, we changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. Although we expect to be more successful with this new model, we have limited experience with the new model as we have introduced it only this year. We have closed some new sales in 2006, including several new consulting projects, and reduced our quarterly net cash outflow in Q3 2006 to $871,000 compared to $1.9 million for Q2 2006; however, such sales have not been sufficient to generate positive cash flow from operations. If we do not close significant future sales, our existing cash resources will not be sufficient to fund our operations beyond 2006.

There can be no assurance that we will be successful closing sufficient new sales and an inability to do so would have a materially adverse affect on our future cash flow and operations.

Disclosure about Contractual Obligations

The following table sets forth certain contractual obligations recorded in the condensed financial statements as of September 30, 2006 and summary information is presented in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	19	19	—	—	—
Operating lease obligations	461	461	—	—	—
Purchase obligations	86	86	—	—	—
Other long term liabilities reflected on the registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$566	$566	$—	$—	$—

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

Our revenues from DevonWay for the three and nine months ended September 30, 2006, are $8,800 and $46,700, respectively. For the three and nine months ended September 30, 2005 we recognized revenues of $216,000 and $492,000, respectively. As of September 30, 2006 and December 31, 2005, we had accounts receivable due from DevonWay of $0, and $24,500, respectively. For the three and nine months ended September 30, 2006, we received cash inflows from DevonWay of $5,900, and $71,800, respectively. For the three and nine months ended September 30, 2005, we received cash inflows from this customer of $1.3 million and $1.5 million, respectively.

Although we received a $1 million license payment from DevonWay in August 2005, for accounting purposes we have deferred recognition of this revenue until the end of the estimated economic life of the release of EnterpriseTenFold SOA provided to DevonWay, because the license agreement contains a discount that cannot be determined at inception of the agreement. We are using the end of the estimated economic life to recognize the revenue because we do not have vendor specific objective evidence of fair value (“VSOE”) for the related post-contract customer support, due to the discount, and therefore we cannot allocate the revenue until the discount is known at the end of the estimated economic life. For accounting purposes, management estimates that the economic life is 16 months, and as a result no revenue will be recognized from this license until it is all recognized in a lump sum in the latter part of 2006.

During late 2005 and continuing into 2006, DevonWay provided some marketing services to us. For the three and nine months ended September 30, 2006, we made payments to DevonWay of $14,800 and $31,800, respectively, for such services. As of September 30, 2006, we had accounts payable due to DevonWay of $5,000.

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

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting the provisions of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. SFAS No. 158 is effective in fiscal years beginning after December 15, 2006. As we do not have any defined benefit postretirement plans, we do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” appearing on page 40 of TenFold’s 2005 Annual Report on Form 10-K for information relating to TenFold’s interest rate and currency rate risks. There have been no material changes in such risks through September 30, 2006.

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

Reference is made to Part I, Item 1A “Risk Factors,” appearing on page 18 of TenFold’s 2005 Annual Report on Form 10-K for information relating to TenFold’s risk factors. There have been no material changes in such risks through September 30, 2006, except that the settlement discussions with our prior CEO described in the Risk Factor on page 21 of TenFold’s 2005 Annual Report on Form 10-K were concluded and the parties executed a Separation Agreement and Release on May 19, 2006, which was reported in a Form 8-K filed by TenFold on May 25, 2006.

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

TenFold Corporation

/s/ Robert W. Felton
Robert W. Felton Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)

November 1, 2006

/s/ Robert P. Hughes
Robert P. Hughes Chief Financial Officer and Chief of Staff (Principal Financial and Accounting Officer) November 1, 2006