Form 10-K
period 2006-12-31
TENFOLD CORP /UT
filed 2007-02-21
CIK 1051118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

Market value of shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2006 was approximately $6,611,000. Shares of Common Stock held by each current executive officer and director, and by each person who is known by the registrant to own 10 percent or more of the outstanding Common Stock, have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 10 percent of the outstanding common stock for purposes of the preceding calculation is based solely on information known by the Company and is as of June 30, 2006. This determination of affiliate status is not a conclusive determination for other purposes.

As of December 31, 2006, there were 46,557,745 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TENFOLD CORPORATION

2006 FORM 10-K AND ANNUAL REPORT

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

Business Overview

TenFold provides services and technology for building complex, Service Oriented Architecture (“SOA”)-compliant, enterprise-scale applications in significantly less time and cost than it would otherwise take using traditional development technologies. We believe that with TenFold’s technology, EnterpriseTenFold SOA, customers will also experience significantly reduced ongoing applications maintenance and enhancement costs compared to what they generally experience with legacy applications.

Our business model focuses on providing applications development services and our EnterpriseTenFold SOA product, along with product support and training, to customers who can use a TenFold team or their own business teams to build and maintain applications.

At the end of 2005, we replaced our former Chief Executive Officer, with long-time TenFold director and shareholder, Robert W. Felton. Under his leadership, we have changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. We believe that providing larger consulting projects (that include the full breadth of applications consulting from applications design through production implementation) will be a more successful model for both our customers and us. We believe that some of our earlier customers would have been more successful with their projects with more consulting assistance than they chose to purchase under our prior business model. We made steady progress closing new sales and beginning new consulting projects in 2006, quarter by quarter, to both existing and new customers. We also improved our quarterly operating cash flow from $(1.9) million for Q2 2006, to $(864,000) for Q3 2006, and to $21,000 for Q4 2006. However, such sales have not been sufficient to generate sustained positive cash flow from operations, or profitability. As a result, increasing sales further remains a key goal, and until we do so, we are likely to continue to experience negative cash flow from operations and losses. If we do not close significant future sales, our existing cash resources will not be sufficient to fund our operations beyond Q2 of 2007.

EnterpriseTenFold SOA automates most of what applications programmers typically do, and empowers small teams of business people and information technology (“IT”) professionals to design, build, test, deploy, and maintain complex, transaction and database-intensive applications, with significantly reduced demand on scarce IT resources as compared to other applications development approaches and technologies. Using a small team of business people supplemented with IT professionals for rapid applications development is a significant change from the industry-standard approach that relies on large teams of IT professionals who expend significant numbers of person years of effort to design, program, test, change, and deploy enterprise applications. We believe that with EnterpriseTenFold SOA, customers get high-quality, complex enterprise applications into production faster and at significantly lower cost than with other applications development technologies.

We believe that in EnterpriseTenFold SOA, TenFold has developed the first, complete universal application — a complete applications server and development environment that enables corporations to custom-build and maintain complex, database, transactional, enterprise applications rapidly with high quality and functional richness.

We believe EnterpriseTenFold SOA has two unique attributes that make building complex, database-intensive and transaction-intensive applications substantially cheaper, easier, and faster than traditional applications development methodologies and tools. First, EnterpriseTenFold SOA uses a model-driven approach that renders modeled applications by combining TenFold’s already programmed universal application with metadata describing a specific application, which means that EnterpriseTenFold SOA already includes most of what applications programmers typically do and automatically provides advanced applications functionality. Because of its model-driven approach, we believe customers get more powerful, higher quality applications faster and at a fraction of the cost of traditional programming approaches. Second, TenFold’s development environment provides a tool and methodology that business people can effectively use, which we believe enables organizations to directly leverage their business experience and insight, and to adapt applications easily to meet changing business requirements. Thus, we believe TenFold’s model-driven approach lets a TenFold-trained team do Extremely Rapid Applications Development. As a result, a TenFold-trained team can build applications so quickly that customers experience both trying the application and improving the application in very short turnaround cycles to help ensure what is built is what the business really needs.

We believe EnterpriseTenFold SOA offers three standout benefits:

1.	Speed. EnterpriseTenFold SOA lets a small, trained team of business people and IT professionals build and enhance high-quality, high-performance, powerful applications much faster than other technology because building or enhancing a TenFold-powered application using EnterpriseTenFold SOA requires only describing applications features and functionality. Other applications development technologies also let you build and enhance applications, but most require large teams of programmers, take longer, and are risky for complex applications because those other technologies require detailed, complex, logic programming. The high failure rate of complex applications development projects suggests that other applications development technologies often lead to project cost and schedule overruns, applications quality problems, and sometimes project cancellations.

2.	Quality. EnterpriseTenFold SOA includes the TenFold RenderingEngine, which renders an application from its description (or model). With EnterpriseTenFold SOA, there is no need to write or test new code in the building of an application. Thus, it is less likely for the application to have defects or quality problems. We believe that a TenFold-powered application works just as you describe it to work; it may not do what you want, but it does do what your description says for it to do. Because the code that every TenFold-powered application executes is the same well-tested code that TenFold provides before a project begins, we believe TenFold-powered applications are much higher quality than most other applications.

3.	Power. The TenFold RenderingEngine contains thousands of features that make any TenFold-powered application more functionally-rich than the same application that a programmer-staffed applications development team could pragmatically afford to program. We believe TenFold-powered applications have clever, powerful features unavailable in most other applications.

Our business model focuses on providing applications development services and our EnterpriseTenFold SOA product, along with product support, and training, to customers who can use a TenFold team or their own business teams to build and maintain applications.

Business History

We founded TenFold in 1993. We spent the first several years primarily developing our patented EnterpriseTenFold SOA technology. In 1996, we began using EnterpriseTenFold SOA to build applications for customers.

In 1999, we completed our initial public offering. In 1999 and early 2000, we tested a new business model that caused us to face significant financial, legal, and operational issues. Starting in late 2000, we took steps to resolve the financial and legal liabilities that arose as a result of the interim business model and to restore TenFold to sound business health.

We raised capital twice during 2003. In February 2003, Robert W. Felton, a long-time TenFold director (and our current Chairman, President, and Chief Executive Officer), made an investment of $700,000 in TenFold, by acquiring restricted TenFold common stock. In December 2003, we closed a $10 million private placement of restricted TenFold common stock.

During 2003 and 2004, we continued sales and marketing related initiatives including establishing alliance relationships with distributors such as VARs; prototyped a new sales model focusing on selling small, paid proof-of-concept projects; initiated internet access to TenFold technology; introduced TenFold Support SpeedPro, making expert consultants available for short-duration projects; and increased marketing and public relations efforts to seek to broaden awareness of and interest in TenFold technology.

During 2005, we focused new-customer sales primarily on selling small, proof-of-concept projects as part of our penetrate and radiate sales program. Once we completed an initial project, we attempted to radiate into the account by selling additional services and licenses. The financial impact of the new-account, or “penetrate”, transactions was immaterial to our overall financial performance. Some of these accounts radiated from proof-of-concept projects to purchase larger production licenses and additional services. However, they were not sufficiently large for us to achieve profitability or positive cash flow.

At the end of 2005, we replaced our former Chief Executive Officer, with long-time TenFold director and shareholder, Robert W. Felton. Under his leadership, we have changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005.

During 2006, our new CEO’s initial goals were to raise capital for TenFold to improve our financial condition, and to increase sales. In March 2006, we completed a capital raising transaction for gross proceeds of approximately $6.3 million (before expenses and repayment of $1.1 million of interim financing obligations). And in December 2006, we completed an additional capital raising transaction for gross proceeds of approximately $1.3 million (before expenses).

During 2006, our CEO spent significant time working with prior and existing customers to re-establish and improve relationships with these customers, and meeting with many new prospects. We made steady progress closing new sales and beginning new consulting projects in 2006, quarter by quarter, to both existing and new customers. We also improved our quarterly operating cash flow from $(1.9) million for Q2 2006, to $(864,000) for Q3 2006, and to $21,000 for Q4 2006. However, such sales have not been sufficient to generate sustained positive cash flow from operations, or profitability. As a result, increasing sales further remains a key goal.

During 2006, we released EnterpriseTenFold SOA Personal Edition, a version of our EnterpriseTenFold SOA product packaged with tutorials to teach potential customers how to build SOA-compliant applications and services without extensive programming, for download and installation on a personal computer and licensed for anyone to evaluate TenFold technology at no charge. We believe that making EnterpriseTenFold SOA Personal Edition readily available at no charge will accelerate the acceptance of our technology as people try it out and discover the capabilities that it brings to the development process.

During 2006, we also continued to enhance our product, EnterpriseTenFold SOA, adding new features and capabilities including:

•	Enhanced TenFoldTools to improve applications development experts productivity

•	Expanded Service-Oriented Architecture capabilities

•	Upgraded web services support to include new standards and provide compatibility with more third-party technologies

•	Extended authentication integration to add Windows single sign-on and Active Directory support

•	Ajax-enabled BrowserClient user interface to greater usability, performance, and customizability

•	Extended software platforms support to include EnterpriseDB database, latest version of the Internet Explorer and FireFox browsers, and recent versions of several RDBMS and operating systems

•	TenFoldServer enhancements that improve applications maintainability and health-monitoring

During 2006, we earned revenues from 39 customers. Some of our customers accounted for 10 percent or more of our annual revenues in 2006. DevonWay (a related person, see Note 17 of the Notes to Financial Statements for more information) accounted for 21 percent, JPMorgan Chase accounted for 16 percent, and Allstate accounted for 10 percent of our revenues for the year ended

December 31, 2006. In December 2006, we recognized $1 million in license revenues from previously deferred revenue from a single large license transaction in 2005 from DevonWay. Without this revenue, DevonWay would have accounted for 1% of our revenues for the year ended December 31, 2006. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2006 as Compared to 2005—Revenues for more information.

XanGo accounted for 20 percent, JPMorgan Chase accounted for 18 percent, and DevonWay accounted for 11 percent of our revenues for the year ended December 31, 2005. Cedars-Sinai Medical Center accounted for 50 percent, JPMorgan Chase accounted for 22 percent, and Sapient accounted for 15 percent of our revenues for the year ended December 31, 2004.

Revenues from customers outside of North America were approximately 8 percent of total revenues for 2006, 11 percent of total revenues for 2005, and 20 percent of total revenues for 2004. Revenues from customers in the United Kingdom were 7 percent of total revenues for 2006, 9 percent of total revenues for 2005, and 19 percent of total revenues for 2004. Revenues from operations in Argentina were 1 percent of total revenues for 2006, 2 percent of total revenues for 2005, and 0.9 percent of total revenues for 2004. Our long-lived assets are deployed in the United States.

Customers with TenFold-powered applications in production today include, among others, Abbey National Bank, Allstate Insurance, Barclays Global Investors, Boston Scientific, Cedars-Sinai Medical Center, Deutsche Bank, Franklin Templeton, Ingenix (a subsidiary of UnitedHealth Group), Intermountain Power, iplan networks, Isolagen, JPMorgan Chase, MedCath, Medical Group Insurance Services, Oppenheimer, Rand Technology, Trinity Health, University of Utah DIGIT Lab, and Vertex Data Science Limited.

Industry Challenge

Organizations worldwide face increasing pressure to replace their legacy enterprise applications and introduce new applications as they seek to increase productivity, cut costs, introduce new products and services, address changing regulatory and competitive demands, and access new technology. However, organizations face daunting odds of failure because traditional processes for building, integrating, and deploying complex applications are costly and risky. Consequently, many organizations continue to make substantial investments to maintain legacy applications that inadequately meet current needs and do not address new business requirements. To obtain new or replacement applications, companies choose between buying a packaged software application or building a custom software application.

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

Alternatively, organizations can build custom applications, either internally or with third parties. This approach promises organizations the functionality, flexibility, and fit they seek, but custom applications development carries a high risk of failure, with projects often exceeding budgets and schedules, and with many projects being cancelled prior to implementation due to time delays, budget overruns, and functional or technical deficiencies. Companies often hire software integration or services firms to build and implement enterprise-scale applications. These firms generally engage a large number of consultants who may remain on the project for years, and may exceed budgets and schedules without producing significantly better results than internal development organizations. In addition, these firms typically do not offer ongoing product enhancements because they build custom solutions for a single customer.

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

Today, there is a relatively new emerging trend, called SOA (Service Oriented Architecture), which is an information systems architectural strategy for building applications by combining loosely-coupled and interoperable services to support business process requirements. TenFold technology is already compatible with this trend and, should help customers efficiently and productively move toward such an architectural strategy.

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

EnterpriseTenFold SOA has three key innovations that make designing, building, testing, deploying, and maintaining an application completely different from traditional programming-oriented technologies:

Innovation	Description
TenFoldTools	• Can be used by non-technical business people with relatively little training and some help from an experienced TenFoldTools consultant.
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

TenFold Rendering- Engine

•      Reads the applications description and renders the application.

•      Supports using and changing an application as you describe it.

•      Scales to support tens of thousands of simultaneous end-users.

•      A family of pre-programmed reusable, model-driven, and metadata-driven technologies that together are a universal application and an application engine.

These EnterpriseTenFold SOA innovations work together to automate tedious, repetitive, and error-prone tasks like writing SQL, Java, C++, or VisualBasic code. We believe that automating tedious programming tasks lets applications developers focus their intellect and energy on solving the business problem instead of fighting technology problems.

We believe this revolutionary EnterpriseTenFold SOA approach has important implications:

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

Change is fast, responsive, and at significantly lower cost

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

The EnterpriseTenFold SOA value proposition provides three major benefits – Speed, Quality, and Power – to its customers. Speed. EnterpriseTenFold SOA makes building complex applications faster than other technologies so projects can be finished in months, not years. Quality. EnterpriseTenFold SOA addresses eleven key attributes of quality applications. Since TenFold RenderingEngine renders an application from its description, tedious, error-prone, programming-like tasks are avoided in building or enhancing a TenFold-powered application. Thus, we believe the quality of the application is excellent.

Power. EnterpriseTenFold SOA renders an application from its description and automatically includes considerable, rich built-in functionality in the application. Interestingly, complex feature requirements, which traditionally generate complexity and a high likelihood of project failure, add little incremental cost to TenFold applications development, just as a spreadsheet requiring more-complex formulas is not significantly more costly to build than one with only simple formulas.

EnterpriseTenFold SOA has been in development for more than 14 years, contains about 3.5 million lines of C, C++, and JavaScript code, and is covered by three issued United States patents. We believe that with EnterpriseTenFold SOA, business people or applications developers with little or no traditional programming skills can collaborate with IT professionals to build and maintain an application by describing the application without needing to program in C, C++, Java, HTML, Structured Query Language (“SQL”) or other programming languages and without the need to do other programming-like tasks such as designing screens and writing technical designs.

We believe EnterpriseTenFold SOA delivers these benefits:

•

Faster development of complex applications because EnterpriseTenFold SOA automates tasks that programmers would otherwise have to do, such as coding SQL, coding logic functions, managing computer-to-computer communications, and coding user interface screens;

•

Longer-lived applications that can survive changes in underlying technologies without requiring applications rewrites, because EnterpriseTenFold SOA insulates applications from many technical changes such as new operating system and database software releases;

•	Relatively easy development of web services as a customer can expose any part of a TenFold-powered application as an industry-standard web service;

•	Reduced maintenance costs because there is little or no code to maintain;

•

Improved quality because EnterpriseTenFold SOA replaces individually-coded logic with already-existing, thoroughly-tested algorithms that provide both basic and sophisticated applications behavior such as security, menus, transaction behavior, and powerful windows and browser user interface features;

•

Greater consistency to look, feel and operation across the entire application, by replacing individually-built screen designs and transactions with a systematic, optimal, standard design and by eliminating the details of screen layout and repetitive transaction behavior from the application developer’s task list;

•	Demonstrated scalability as customers add simultaneous end-users and computing capacity; and

•	Typically sub-second response-time on properly configured hardware for most applications actions, because EnterpriseTenFold SOA is carefully optimized to provide good performance.

In addition to the above benefits, EnterpriseTenFold SOA has many distinguishing advanced features. The following is a partial listing of these features:

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

EnterpriseTenFold SOA is composed of components for developing, executing, integrating, and configuring applications.

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

Consulting Services

Our consulting services offer expertise in using EnterpriseTenFold SOA to provide end-to-end custom applications development solutions and systems integration. Our consultants help customers design, develop, test, integrate, deploy, operate and maintain their applications.

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

Customer Support and SpeedPro Consulting

We provide customers who buy support services with new releases of EnterpriseTenFold SOA as new releases become available, telephone technical support for EnterpriseTenFold SOA, and, optionally, telephone applications support for their TenFold-powered application. We make SpeedPro consulting available to customers who maintain a support relationship with TenFold. SpeedPro offers customers a way to obtain the services of a TenFold expert at a moment's notice for immediate help or for short projects.

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

Programming languages such as COBOL, C++, and Java perform well and scale well, but require extraordinarily large project teams to spend multiple years to complete projects. Such projects generally run over budget in time and dollars and frequently fail. Visual Basic, SmallTalk, and other personal computer technologies support rapid applications development and improved productivity for smaller projects, but do not scale to support large numbers of end-users.

Today’s typical technologies include J2EE, .NET, and other component-enabling technologies intending to make programming languages viable for complex applications. Such technologies, all of which rely on programmers, have not significantly reduced the time and cost of large applications development at this time. Using such technologies for very large, complex applications development projects is likely to result in continued high failure rates for applications build projects since longer projects and large numbers of programmers on a project increase risk of failure exponentially according to most industry pundits.

Patents, Intellectual Property Rights and Licensing

We rely primarily on a combination of patent, copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have received three separate patents in the United States. The first patent (US Patent # 6016394) relates to EnterpriseTenFold. The second (US Patent # 6061643) relates to TenFold AutoTest, our automated testing technology. The third patent (US Patent # 6301701) relates to our computer-assisted testing of software application components. We have these patents issued and pending in other countries. Our trademark portfolio contains a variety of U.S. and international trademark registrations and pending trademark applications.

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

Our development organization regularly produces new versions and releases of our EnterpriseTenFold SOA technology. Our latest major release of EnterpriseTenFold SOA includes many new features that we believe, make building enterprise applications faster, production deployment more robust, and production management more cost-effective.

Research and development expenses were $4.1 million for the year ended December 31, 2006, $3.5 million for the year ended December 31, 2005, and $3.7 million in 2004. As of December 31, 2006, we had 18 staff engaged in research and development activities. We intend to continue to make investments in research and development to maintain and enhance our technology.

Employees

As of December 31, 2006, we had 46 employees, including 11 in consulting, training and support, 18 in research and development, 4 in sales and marketing, and 13 in finance, administrative, and information technology support functions. During the year ended December 31, 2006, our average headcount was 46. None of our employees is represented by a labor union or a collective bargaining agreement and all are at-will employees.

Executive Officers

The executive officers of TenFold are as follows:

Name	Age	Position(s)
Robert Felton	67	Chairman of the Board of Directors, Chief Executive Officer, and President
Alexei Chadovich	47	Senior Vice President, Research and Development
Samer Diab	38	Senior Vice President, Customer Services
Robert Hughes	47	Chief Financial Officer, Chief of Staff
Robert Trounce	36	Vice President, Consulting
Jeffrey Walker	64	Executive Vice President, Chief Technology Officer
Sally White	46	Vice President, Business Development

Robert Felton joined TenFold as an executive officer in November 2005, and has served as Chairman of the Board of Directors, Chief Executive Officer, and President since that time. Mr. Felton has also served as a member of TenFold’s Board of Directors since March 1997. Mr. Felton is the founder and Chairman of DevonWay, a software applications company, which he founded in May 2005, and a customer of TenFold. Mr. Felton was the founder of Indus International, a software applications company, and served as Indus’s Chairman, President, and Chief Executive Officer from January 1988 to March 1999 at which point he retired. Mr. Felton also served as a member of the Board of Directors of Indus International since its inception in 1988 until 2002. Prior to that, Mr. Felton was the founder and CEO of Tera Corporation (later renamed Tenera Corporation) from 1974 to 1985. Mr. Felton served in the nuclear submarine force of the U.S Navy from 1962 to 1970. Mr. Felton holds a BS in mechanical engineering from Cornell University and an MS in nuclear engineering from the University of Washington.

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

Samer Diab joined TenFold in June 1994 and has served as Senior Vice President, Customer Services since August 2006 and as Vice President, Customer Services since April 2004. From September 2002 to April 2004, Mr. Diab served as TenFold's Operations Chief of Staff, and from October 1999 to September 2002, he served as a Vice President of Applications Development for TenFold and a prior wholly owned subsidiary. From June 1994 to October 1999, Mr. Diab served in various technical and management roles in TenFold's development and consulting organizations. Prior to joining TenFold, Mr. Diab served from 1989 to 1994 in various technical, architectural, and managerial roles in the Applications Division of Oracle Corporation, a large database and applications software company. Mr. Diab holds a BS in Electrical Engineering from the California Institute of Technology.

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

Robert Trounce joined TenFold in February 1998 and has served as Vice President, Consulting since October 2005. From May 2005 to October 2005, Mr. Trounce served as Client Services Executive. From February 1998 to May 2005, Mr. Trounce served in various technical, account management and project management roles in TenFold's applications development and consulting organizations. Prior to joining TenFold, Mr. Trounce served as an Associate Systems Engineer at Electronic Data Systems, an information technology and business process outsourcing services company. Mr. Trounce holds a BS in Business Management with an emphasis in Management Information Systems from the Marriott School of Management, Brigham Young University.

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

Sally White joined TenFold in May 2000 and has served as Vice President, Business Development since February 2002. From May 2000 to February 2002, Ms. White served as TenFold's Training Sales Director. Prior to joining TenFold, Ms. White held several management positions with Provant, Inc., a performance improvement training services organization, including Director of Business Development from 1997 to 1999 and Vice President of Sales Strategies from 1999 to 2000. From 1988 to 1997, Ms. White was Vice President of Sales and Marketing for Innovations, a leadership seminar company. From 1982 to 1988, Ms. White served as the Director of Marketing, then Vice President of Sales and Marketing for Mrs. Fields Cookies, Inc. a global chain of premier cookie shops. Ms. White holds BS in communications from Westminster College and an MBA from Alameda College.

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

If we are unable to generate sufficient cash flow from operations, or secure additional sources of financing in the future, we will be unable to continue operations as a going concern

While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent accounting firm’s report on our December 31, 2006 financial statements, prepared by Tanner LC, included an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern. Our business model relies upon generating new sales to existing and new customers. We closed new sales in 2006 and improved our quarterly operating cash flow from $(1.9) million for Q2 2006, to $(864,000) for Q3 2006, and to $21,000 for Q4 2006. However, such sales have not been sufficient to generate sustained positive cash flow from operations, or profitability. As a result, it is unclear if or when we can expect to close significant sales to new or existing customers; and until we repeatedly do so, we are likely to continue to experience negative cash flow from operations and losses. If we do not close significant future sales, our existing cash resources will not be sufficient to fund our operations beyond Q2 2007. Under such circumstances, we would be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations. There can be no assurance that we will be successful achieving sufficient cash flow.

We continue to experience difficulty in securing customer revenue

We have experienced difficulty closing substantial new sales, and it is unclear when or if we can expect to predictably close material sales to new or existing customers. Our prior strategy of selling small, proof-of-concept initial “penetrate” projects, and then seeking to “radiate” into the account by selling additional services and licenses was not successful in generating sufficient sales to achieve profitability or positive cash flow. Under the leadership of our Chief Executive Officer, Robert W. Felton, we changed our business model to focus on selling larger consulting projects. Although we expect to be more successful with this new model, our experience with the new model is limited to this year. Furthermore, our uncertain future may make it less likely for customers to want to do business with us. As a result, there is no assurance that we will be able to convince existing customers or future prospective customers to purchase products or services from us or that any customer revenue that is achieved can be sustained. If we are unable to obtain future customer revenue or outside financing, our operations, financial condition, liquidity, and prospects will be materially and adversely affected, and we would be required to pursue one or a combination of the following remedies: seek additional sources of financing, further reduce operating expenses, sell part or all of our assets, or terminate operations.

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

We are substantially dependent on a small number of customers and the loss of one or more of these customers may cause revenues and cash flow to decline

We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of customers. For example, three customers accounted for a total of 47 percent of our total revenues for the year ended December 31, 2006 (individually 21 percent, 16 percent, and 10 percent, respectively). For the year ended December 31, 2005, three customers accounted for a total of 49 percent of total revenue (individually 20 percent, 18 percent and 11 percent, respectively). Significant reductions in the amount of business major customers conduct with us has previously and may in the future, materially and adversely affect our business, results of operations, financial position and liquidity. Replacing the loss of a major customer is unpredictable, and we have not been successful in doing so in the past. Revenues and cash flows from a single customer or a few major customers may constitute a significant portion of our total revenues and cash inflows in a particular period, then decline as the volume of work performed for specific customers decreases as they complete projects. A major customer in one period may not continue to purchase significant licenses or services from us in a subsequent period.

The customer accounting for 21 percent of our total revenues for the year ended December 31, 2006, DevonWay, is a related person. The revenue from DevonWay in 2006 was primarily from the recognition of previously deferred revenue from a single large license transaction in 2005. We do not expect DevonWay to account for a significant percentage of our revenues after December 31, 2006. See Note 17 of Notes to Financial Statements for more information.

Our growth and success depends on our ability to successfully implement our new business model; however, we have limited experience with the new model

Under the leadership of our new Chief Executive Officer, Robert W. Felton, we changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. Although we hope to be more successful with this new model, our experience with the new model is limited to this year. Under this new model, we expect to take on larger, more difficult and complex consulting projects than we typically have in recent years. Under our original fixed-price project business model that we discontinued several years ago, we received customer complaints and lawsuits concerning some of our projects. Although we have substantially changed our business model, including no longer offering to do such large projects on a fixed-price basis or providing a money-back guarantee, we cannot be certain that we will not receive customer complaints in the future. Such complaints would likely adversely affect our ability to sell to other customers. If our new strategy for selling and delivering our services and products is unsuccessful, or if we are unable to close significant new business within the time frames anticipated, our revenues and operating results will continue to suffer.

Our historical quarterly operating results have varied significantly and our future operating results could vary

Historically, our quarterly operating results have varied significantly. For example, during some years, we have had quarterly profits followed by losses in subsequent quarters. Our future operating results may vary significantly in the future as well. Until we achieve and sustain material sales to new or existing customers, we expect to continue to experience negative cash flow from operations and losses.

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

Our failure to attract and retain highly skilled employees, particularly developers, consultants, project managers and other senior technical personnel, could impair our ability to complete projects and expand our business

Our Development organization and services business are labor intensive. We currently have only a small number of consultants in our consulting organization. We expect to supplement them on projects with members of our Development organization for projects in the near term. Longer term, our success will depend in large part upon our ability to attract, retain, train, and motivate highly skilled employees, particularly developers, consultants, project managers and other senior technical personnel. Any failure on our part to do so would impair our ability to develop new technology, adequately manage and complete existing projects, bid for and obtain new projects, and expand business. There exists significant competition for employees with the skills required to perform the services we offer. Qualified developers, consultants, project managers and senior technical staff are in great demand and are likely to remain a limited resource for the foreseeable future. Our current financial condition, and our prior restructurings and related headcount reductions, may make it more difficult for us to retain and compete for such employees. There can be no assurance that we will be successful in retaining, training, and motivating our employees or in attracting new, highly skilled employees. If we are unsuccessful in this effort or if our employees are unable to achieve expected performance levels, our business will be harmed.

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

Because our customers may use our products for enterprise-scale applications, errors, defects, or other performance problems could result in financial or other damages to customers. Our customers could seek damages for these losses. Any successful claims for these losses, to the extent not covered by insurance, could result in our being obligated to pay substantial damages, which would cause operating results to suffer. Although our license agreements typically contain provisions designed to limit our liability, existing or future laws or unfavorable judicial decisions could negate these limitations of liability provisions. A product liability claim brought against us, even if not successful, would likely be time consuming and costly.

We are involved in one litigation matter, and may in the future be involved in further litigation or disputes that may be costly and time-consuming, and if we suffer adverse outcomes, our operating results could suffer

We are involved in a class action suit against more than 300 issuers involving the underwriters of those issuers’ initial public offerings. Although we currently expect to resolve this matter without significant cost to TenFold, that outcome is not assured, and we may in the future face other litigation or disputes with customers, employees, business partners, stockholders, or other third parties. Such litigation or disputes could result in substantial costs and diversion of resources that would harm our business. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

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

To date, we have not been notified that our products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by us with respect to current or future products. We expect software developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any of these claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product delivery delays, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. A successful claim against us of product infringement and our failure or inability to license the infringed or similar technology on favorable terms would harm our business.

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

International political and economic uncertainty could have an adverse impact on our business and on our operating results

Revenues from customers outside of North America were approximately 8 percent of total revenues for 2006, and approximately 11 percent of total revenues for 2005. The international political and economic uncertainty caused by the ongoing war on terrorism and other international political developments may adversely impact our ability to continue existing relationships with our foreign customers and to develop new business abroad.

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

No corporate actions requiring stockholder approval can take place without the approval of our controlling stockholders

The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 67 percent of our voting stock (as calculated using the SEC’s conventions). These stockholders acting together or with others would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

The anti-takeover provisions in our charter documents and/or under Delaware law could discourage a takeover that stockholders may consider favorable

Provisions of our certificate of incorporation, bylaws, stock incentive plans and Delaware law may discourage, delay, or prevent a merger or acquisition that a stockholder may consider favorable.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

TenFold currently owns no real property. Below are descriptions of our leased property and the status of each facility at December 31, 2006:

Location	Sq. Feet	Lease expires	Use
South Jordan , UT	22,310	August 31, 2007	Corporate headquarters, research and development, consulting, support, education, sales, executive and administrative activities.
San Francisco, CA	3,518	April 30, 2007	Research and development, and consulting.

We conduct much of our operations from our corporate headquarters located near Salt Lake City, Utah. Our staff currently work at this office, at our San Francisco office, at customer sites, or from home offices. During 2007, we do not presently anticipate needing material additional office space.

Item 3.	Legal Proceedings

See Part IV, Item 15, Note 9 of Notes to Financial Statements for a description of legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the trading symbol "TENF.OB." Our high and low prices by quarter during 2006 and 2005 are presented below. These prices reflect inter-dealer quotations and may not represent actual transactions.

	2006
	HIGH	LOW
First Quarter	$0.45	$0.20
Second Quarter	$0.50	$0.21
Third Quarter	$0.32	$0.15
Fourth Quarter	$0.41	$0.15

	2005
	HIGH	LOW
First Quarter	$0.99	$0.36
Second Quarter	$0.59	$0.34
Third Quarter	$0.41	$0.31
Fourth Quarter	$0.40	$0.21

On December 31, 2006, we had approximately 243 stockholders of record of our common stock and 46,557,745 shares of our common stock were issued and outstanding.

We have never declared or paid dividends on our common stock. We expect to retain any earnings generated by our operations for the development and growth of our business, and we do not anticipate paying any dividends to our stockholders for the foreseeable future.

Equity Compensation Plan Information

The following table provides the information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2006, including the 1993 Flexible Stock Incentive Plan, the 1999 Stock Plan, the 1999 Employee Stock Purchase Plan, and the 2000 Employee Stock Option Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options as of December 31, 2006 (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2006 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	19,295,821(1)	$1.32	8,775,890(2)

Plan category	Number of securities to be issued upon exercise of outstanding options as of December 31, 2006 (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2006 (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders	2,873,050(3)	$1.00	3,893,377(4)

Total	22,168,871	$1.28	12,669,267

(1)	5,115,535 to be issued under the 1993 Flexible Stock Incentive Plan, and 14,180,286 to be issued under the 1999 Stock Plan.
(2)	290,673 available for future issuance under the 1993 Flexible Stock Incentive Plan, 6,985,145 available for future issuance under the 1999 Stock Plan, and 1,500,072 available for future issuance under the 1999 Employee Stock Purchase Plan.
(3)	Issued under the 2000 Employee Stock Option Plan.
(4)	Shares available at December 31, 2006 under the 2000 Employee Stock Option Plan.

2000 Employee Stock Option Plan. The Board of Directors adopted our 2000 Employee Stock Option Plan in December 2000. A total of 7,000,000 shares of common stock have been reserved for issuance under the 2000 Stock Option Plan. The 2000 Stock Option Plan provides for the granting of nonstatutory options to purchase shares of our common stock to employees, excluding officers and members of our Board of Directors. Nonstatutory options do not qualify as an Incentive Stock Option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The Board of Directors administers the 2000 Employee Stock Option Plan. The plan administrator determines the terms of options granted under the 2000 Stock Option Plan, including the number of shares subject to an option, the exercise price, the term and exercisability of options, and any vesting or other restrictions that apply to awards. The 2000 Stock Option Plan allows us to issue options with an exercise price equal to any price determined appropriate by the administrator. To date, all options issued under the 2000 Stock Option Plan have had exercise prices equal to the fair market value of the common stock on the date the option was granted. The plan allows for payment of the exercise price with cash, check, promissory note, or other shares of TenFold common stock, through a brokered cashless exercise program, or with any other form of consideration permitted by the administrator. Options issued under the 2000 Stock Option Plan generally vest over a four-year period and expire ten years from the date of grant.

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

Recent Sales of Unregistered Securities

On March 29, 2006, we entered into a Securities Purchase Agreement for the sale of 1,500,000 shares of unregistered convertible preferred stock and warrants. The preferred shares are convertible into 20,315,805 shares of common stock. The warrants are to purchase 10,157,899 shares of common stock at an exercise price of $0.62 per share, with a 5-year term. The transaction generated gross proceeds of approximately $6.3 million (before expenses of approximately $227,000, and repayment of $1.1 million of interim financing obligations). Several members of our Board of Directors (or investment entities associated with them) and an Executive Officer participated in the transaction, providing approximately $4.7 million of the gross proceeds raised:

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

•

TenFold Director Steven H. Coltrin invested $500,000. We used $206,000 of the proceeds of the capital raising to pay accounts payable due to his firm, Coltrin & Associates, for marketing and public relations work provided to TenFold in earlier periods.

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

On December 19, 2006, we completed a private placement and received gross proceeds of approximately $1.3 million (before expenses of approximately $90,000) from the sale to six private investors of (i) 312,009 shares of Preferred Stock convertible into 4,225,809 shares of common stock, and (ii) warrants to purchase 2,112,904 shares of common stock at an exercise price of $0.62 per share, with a 5 year term. The sale of preferred stock and warrants was pursuant to a Securities Purchase Agreement, dated December 18, 2006, by and between TenFold and the Daniel S. & Stephanie A. Martin Living Trust, Jonathan Andron, Rationalwave Onshore Equity Fund, L.P., David Kaplan, Lawrence Kaplan, and Stanley Kaplan.

We had no sales of unregistered stock during 2005 or 2004.

All sales of unregistered securities listed above were made to “accredited investors” pursuant to the exemption from registration provided in Rule 506, which is part of Regulation D under the Securities Act of 1933.

Other than as set forth above, the proceeds of the March and December preferred stock offerings have been used for general corporate purposes.

Item 6.	Selected Financial Data

The selected statement of operations data for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, and the selected balance sheet data as of December 31, 2006, 2005, 2004, 2003, and 2002, are derived from, and are qualified by reference to, our audited financial statements. The historical results are not necessarily indicative of future results.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
License	$1,424	$515	$359	$248	$207
Subscription	—	—	—	10,431	15,548
Services and other	3,574	5,195	17,234	17,030	12,475

Total revenues	4,998	5,710	17,593	27,709	28,230

Operating expenses:
Cost of revenues	2,778	2,940	5,883	9,454	12,998
Sales and marketing	812	2,896	2,861	1,088	1,985
Research and development	4,100	3,531	3,734	3,471	6,229
General and administrative	2,818	2,986	2,315	3,046	7,803
Special charges	—	—	—	(673)	2,838

Total operating expenses	10,508	12,353	14,793	16,386	31,853

Income (loss) from operations	(5,510)	(6,643)	2,800	11,323	(3,623)

Total other income, net	92	137	240	2,456	1,938

Income (loss) before income taxes	(5,418)	(6,506)	3,040	13,779	(1,685)
Provision (benefit) for income taxes	(235)	(1,072)	(376)	32	(497)

Net income (loss)	(5,183)	(5,434)	3,416	13,747	(1,188)
Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	(2,207)	—	—	—	—

Net income (loss) applicable to common shareholders	$(7,390)	$(5,434)	$3,416	$13,747	$(1,188)

Basic earnings (loss) per common share	$(0.16)	$(0.12)	$0.07	$0.34	$(0.03)

Diluted earnings (loss) per common share	$(0.16)	$(0.12)	$0.06	$0.29	$(0.03)

Weighted average shares—basic (1)	46,518	46,423	46,204	40,634	37,249

Weighted average shares—diluted (1)	46,518	46,423	54,924	47,623	37,249

Balance Sheet Data (at period end):
Cash and cash equivalents	$3,601	$1,344	$5,225	$12,236	$3,838
Total current assets	4,461	1,716	5,715	13,489	7,654
Total assets	4,676	2,142	6,415	14,417	9,284
Total current liabilities	2,778	5,078	4,098	15,857	34,484
Long-term obligations, redeemable preferred and common stock, less current portion	—	10	36	—	25
Stockholders' equity (deficit)	1,898	(2,946)	2,281	(1,440)	(25,225)
Working capital (deficit)	1,683	(3,362)	1,617	(2,368)	(26,830)

(1)	See Note 4 to the financial statements for an explanation of the determination of the method used to determine the number of shares used in computing net earnings (loss) per share.

Supplementary Financial Information

The following tables set forth certain unaudited quarterly results of our operations for 2006 and 2005. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results.

	Quarter ended
	Mar 31, 2005	June 30, 2005	Sept 30, 2005	Dec 31, 2005	Mar 31, 2006	June 30, 2006	Sept 30, 2006	Dec 31, 2006
	(in thousands, except per share data)(unaudited)
Revenues:
License	$93	$223	$124	$75	$87	$54	$176	$1,107
Services and other	1,515	1,478	1,368	834	512	656	931	1,475

Total revenues	1,608	1,701	1,492	909	599	710	1,107	2,582

Operating expenses:
Cost of revenues	994	757	707	482	586	634	704	854
Sales and marketing	714	846	667	669	191	270	216	135
Research and development	943	876	824	888	1,123	1,094	1,073	810
General and administrative	631	592	637	1,126	612	409	1,207	590

Total operating expenses	3,282	3,071	2,835	3,165	2,512	2,407	3,200	2,389

Income (loss) from operations	(1,674)	(1,370)	(1,343)	(2,256)	(1,913)	(1,697)	(2,093)	193

Total other income, net	99	20	12	6	(11)	45	28	30

Income (loss) before income taxes	(1,575)	(1,350)	(1,331)	(2,250)	(1,924)	(1,652)	(2,065)	223
Provision (benefit) for income taxes	1	6	(990)	(89)	—	—	—	(235)

Net income (loss)	(1,576)	(1,356)	(341)	(2,161)	(1,924)	(1,652)	(2,065)	458
Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature	—	—	—	—	(1,761)	—	—	(446)

Net income (loss) applicable to common shareholders	$(1,576)	$(1,356)	$(341)	$(2,161)	$(3,685)	$(1,652)	$(2,065)	$12

Basic earnings (loss) per common share	$(0.03)	$(0.03)	$(0.01)	$(0.05)	$(0.08)	$(0.04)	$(0.04)	$0.00

Diluted earnings (loss)per common share	$(0.03)	$(0.03)	$(0.01)	$(0.05)	$(0.08)	$(0.04)	$(0.04)	$0.00

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TenFold provides services and technology for building complex, Service Oriented Architecture (“SOA”)-compliant, enterprise-scale applications in significantly less time and cost than it would otherwise take using traditional development technologies. We believe that with TenFold’s technology, EnterpriseTenFold SOA, customers will also experience significantly reduced ongoing applications maintenance and enhancement costs compared to what they generally experience with legacy applications.

Our business model focuses on providing applications development services and our EnterpriseTenFold SOA product, along with product support and training, to customers who can use a TenFold team or their own business teams to build and maintain applications.

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

Stock-Based Compensation

In accordance with SFAS 123(R), we measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee roles, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. See Note 18 of Notes to Financial Statements for more information.

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

	Years Ended December 31,
	2006	2005	2004
Revenues:
License	28%	9%	2%
Services and other	72%	91%	98%

Total revenues	100%	100%	100%

Operating expenses:
Cost of revenues	56%	51%	34%
Sales and marketing	16%	51%	16%
Research and development	82%	62%	21%
General and administrative	56%	52%	13%

Total operating expenses	210%	216%	84%

Income (loss) from operations	(110)%	(116)%	16%
Total other income, net	2%	2%	1%

Income (loss) before income taxes	(108)%	(114)%	17%
Provision (benefit) for income taxes	(4)%	(19)%	(2)%

Net income (loss)	(104)%	(95)%	19%

Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	(44)%	—	—

Net income (loss) applicable to common shareholders	(148)%	(95)%	19%

2006 as Compared to 2005

Revenues

Total revenues decreased $712,000 or 12 percent, to $5.0 million for the year ended December 31, 2006, as compared to $5.7 million for the year ended December 31, 2005.

Services and other revenues decreased $1.6 million, or 31 percent, to $3.6 million for the year ended December 31, 2006 as compared to $5.2 million for the year ended December 31, 2005. The decrease in services and other revenues is primarily due to decreases in revenues from certain customers who purchased less services from us over time as they completed their application development projects. Although we have sold and begun new consulting projects in 2006, they are not as large as these particular prior projects.

License revenues increased $909,000, or 177 percent, to $1.4 million for the year ended December 31, 2006 as compared to $515,000 for the year ended December 31, 2005. The 2006 license revenue includes $1 million from DevonWay, a related person, that was deferred from 2005, because the license agreement contained a discount that could not be determined at the inception of the agreement. We used the end of the estimated economic life to recognize the revenue because we did not have vendor specific objective evidence of fair value (“VSOE”) for the related post-contract customer support, due to the discount, and therefore we did not allocate the revenue until the discount was known at the end of the estimated economic life. Although we recognized the revenue in 2006, we received the cash from the transaction in 2005.

During 2005, we entered into agreements with a new customer, DevonWay, to provide licenses, consulting services, technical support services, and training. Our Chairman, CEO and President, Robert W. Felton, is the founder and owner of DevonWay. All disinterested members of our Board of Directors approved of these related person transactions and our general ongoing business relationship with DevonWay. Our revenues from DevonWay for the year ended December 31, 2006, and December 31, 2005, are license revenues of $1.0 million and $160,000, respectively, and services and other revenue of $55,000 and $439,000, respectively. See Note 17 of the Notes to Financial Statements for more information.

Three customers accounted for 21 percent, 16 percent and 10 percent of our total revenues for the year ended December 31, 2006, compared to three customers accounting for 20 percent, 18 percent and 11 percent of our total revenues for the year ended December 31, 2005. No other single customer accounted for 10 percent or more of our total revenues for the year ended December 31, 2006 or 2005.

The revenue from the customer accounting for 21 percent of our total revenues for the year ended December 31, 2006, DevonWay, was primarily from the recognition of previously deferred license revenue from a single transaction in 2005. We do not expect DevonWay to account for a significant percentage of our revenues after December 31, 2006.

We continue to actively market to new and existing customers. We have sold and begun several new consulting projects recently in 2006. However, such sales have not been sufficient to generate sustained positive cash flow from operations or profitability. We continue to face a challenging sales environment. As a result, it is unclear if or when we can expect to close significant sales to new or existing customers, and until we repeatedly do so we are likely to continue to experience negative cash flow from operations and losses.

Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel and contractors to provide applications development and implementation consulting, support, and training services. Cost of revenues decreased $162,000, or 6 percent, to $2.8 million for the year ended December 31, 2006 as compared to $2.9 million for the year ended December 31, 2005. The decrease in cost of revenues is primarily due to having fewer staff working on customer projects in 2006. The decrease was partially offset by an increase in stock-based compensation expense in 2006 as a result of SFAS 123(R). See Note 18 of Notes to Financial Statements for more information on stock-based compensation expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel; and marketing seminars, public relations, advertising and other marketing expenses. Sales and marketing expenses decreased $2.1 million, or 72 percent, to $812,000 for the year ended December 31, 2006 as compared to $2.9 million for the year ended December 31, 2005. The decreases in sales and marketing expenses are due to our discontinuing most discretionary marketing programs in late 2005 in connection with the change in sales focus under our new Chief Executive Officer, Robert W. Felton, and to conserve our financial resources; as well as from a decrease in sales and marketing headcount.

Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses increased $569,000, or 16%, to $4.1 million for the year ended December 31, 2006, as compared to $3.5 million for the year ended December 31, 2005. The increase in research and development expenses is due to recognition of stock-based compensation expense in 2006 as a result of SFAS 123(R), which was partially offset by a decrease from having fewer staff working on research and development activities in 2006 compared to 2005. See Note 18 of Notes to Condensed Financial Statements for more information on stock-based compensation expenses.

General and Administrative. General and administrative expenses consist primarily of the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses decreased $168,000, or 6 percent, to $2.8 million for the year ended December 31, 2006 as compared to $3.0 million for the year ended December 31, 2005. The decrease is due primarily to general and administrative expenses for 2005 including severance costs for our prior CEO, as well as from lower general and administrative staffing in 2006 compared to 2005. The decreases in general and administrative costs were partially offset by an increase in stock-based compensation expense in 2006 associated with SFAS 123(R). See Note 18 of Notes to Financial Statements for more information on stock-based compensation expenses.

Total Other Income, net

Net total other income was $92,000 for the year ended December 31, 2006, as compared to $137,000 for the year ended December 31, 2005.

Provision for Income Taxes

The benefit for income taxes was $235,000 for the year ended December 31, 2006 as compared to a benefit of $1.1 million for the year ended December 31, 2005. The benefit for income taxes for the years ended December 31, 2006 and 2005 relate primarily to reversing accruals for state taxes that were no longer deemed necessary.

At December 31, 2006, we had established a valuation allowance of $40.1 million for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and projected net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, including the size of the prior operating losses, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

Deemed dividend related to convertible preferred stock

As a result of the warrants sold with the convertible preferred stock and the beneficial conversion feature inherent in the conversion rights and preferences of the convertible preferred stock issued in March and December 2006, we recognized non-cash deemed dividends totaling $2,207,000 in 2006. The deemed dividends were calculated based on the conversion price compared to the market price on the date of issuance of the convertible preferred shares.

Balance Sheet Items

Notes payable. In December 2005, we executed promissory notes due to three members of our Board of Directors (or investment entities associated with those Directors), for a total of $600,000. During the quarter ended March 31, 2006, we executed additional similar notes totaling $500,000 to our Chief Executive Officer, Robert W. Felton. We repaid these notes in full in March 2006, upon completing the March equity financing transaction. See Notes 7 and 11 of the Notes to Financial Statements for more information.

Deferred revenues. We had deferred revenues of $1.4 million at December 31, 2006 compared to $2.2 million at December 31, 2005. The decrease results primarily from recognizing as revenue during the year ended December 31, 2006, a $1 million license payment we received from DevonWay in August 2005. For accounting purposes we deferred revenue recognition of this revenue until December 2006, the end of the estimated economic life of the release of EnterpriseTenFold provided to DevonWay, because the license agreement contained a discount that could not be determined at inception of the agreement, as discussed above. This decrease was partially offset by a prepayment of $344,000 we received during the three months ended December 31, 2006 for a consulting project starting in early 2007, in exchange for our continuing this customers’ existing discounted time-and-materials consulting rate for the new project.

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

In addition to the decrease related to the Cedars transaction, services and other revenues decreased due to decreases in revenues from certain customers who purchased less time-and-materials consulting from us over time as they completed their applications development projects. One customer completed its use of our time-and-materials consulting services for its applications development project during the quarter ended September 30, 2004. Another large customer’s time-and-materials consulting engagement was substantially completed during the quarter ended March 31, 2005. These decreases were partially offset by consulting revenues from new customers.

During 2005, we entered into agreements with a new customer, DevonWay, to provide licenses, consulting services, technical support services, and training, for approximately $1.6 million. A long-time member of our Board of Directors and our recently elected Chairman, CEO and President, Robert W. Felton, is the founder and owner of DevonWay. All disinterested members of our Board of Directors approved of these related person transactions and our general ongoing business relationship with DevonWay. Our revenues from DevonWay for the year ended December 31, 2005, were license revenues of $160,000, and services and other revenue of $439,000. See Note 17 of the Notes to Financial Statements for more information.

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

Three customers accounted for 20 percent, 18 percent and 11 percent of our total revenues for the year ended December 31, 2005, compared to three customers accounting for 50 percent (Cedars), 22 percent and 15 percent of our total revenues for the year ended December 31, 2004. No other single customer accounted for 10 percent or more of our total revenues for the year ended December 31, 2005 or 2004.

The customer accounting for 20 percent of our total revenues for the year ended December 31, 2005, completed its use of our time-and-materials consulting services for its application development project during the quarter ended December 31, 2005. The customer accounting for 18 percent of our total revenues for the year ended December 31, 2005, substantially completed its application development project during the quarter ended March 31, 2005. The customer accounting for 11 percent of our total revenues for the year ended December 31, 2005, DevonWay, is a related person, as noted above.

Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel and contractors to provide applications development and implementation consulting, support, and training services. Cost of revenues decreased $2.9 million, or 50 percent, to $2.9 million for the year ended December 31, 2005 as compared to $5.9 million for the year ended December 31, 2004. The decrease in cost of revenues was primarily due to having a smaller staff (particularly subcontractors) working on customer projects as these customers completed their current application development projects. In particular, the UK project that ended during the quarter ended September 30, 2004 was staffed with subcontractors who we released upon completion of the services.

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

General and Administrative. General and administrative expenses consist primarily of the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses increased $671,000, or 29 percent, to $3.0 million for the year ended December 31, 2005 as compared to $2.3 million for the year ended December 31, 2004. The increase in general and administrative expenses for the year ended December 31, 2005 was primarily due to the recognition of estimated severance related charges related to the departure of our prior CEO totaling $670,000, including an estimated option modification charge of $157,000.

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

Liquidity and Capital Resources

Net cash used in operating activities was $4.4 million for the year ended December 31, 2006 as compared to $4.5 million for 2005. The decrease in cash flow used in operating activities results from decreases in cash outflows from reduced expenses, which was largely offset by decreases in cash inflows from certain large customers.

Net cash used in investing activities was $31,000 for the year ended December 31, 2006 as compared to net cash used in investing activities of $17,000 for 2005.

Net cash provided by financing activities was $6.7 million for the year ended December 31, 2006 as compared to $604,000 for 2005. Net cash provided by financing for the year ended December 31, 2006, included $7.3 million of net proceeds from the sale of convertible preferred stock and warrants, $500,000 from issuance of notes payable, less $1.1 million in principal payments on notes payable which were repaid in full upon closing our capital raising transaction in March 2006. Net cash provided by financing activities for the year ended December 31, 2005 also included $600,000 from the issuance of notes payable to three members of our Board of Directors (or investment entities associated with those Directors). See Note 7 of the Notes to Financial Statements for more information.

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenue balances of $1.4 million at December 31, 2006 and $2.2 million at December 31, 2005. When, over time, we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

As of December 31, 2006, our principal source of liquidity was our cash and cash equivalents of $3.6 million. Although we made progress in 2006 closing new sales and improving our cash flow, such sales have not been sufficient to generate sustained positive cash flow from operations, or profitability. As a result, significant challenges and risks remain:

•

We have not been able to generate positive cash flow from operations for the four years ended December 31, 2006. Our net cash used in operating activities was $4.4 million for the year ended December 31, 2006, and $4.5 million for the year ended December 31, 2005.

•

During 2004 and 2005, we derived a significant portion of our cash inflows from time-and-materials consulting services performed for a limited number of large customers for whom we were completing enterprise applications development projects. As these customers completed their projects, they reduced their purchases of time-and-materials consulting services, which materially reduced our cash inflows. Although we have sold and begun new consulting projects in 2006, they are not as large as these particular prior projects.

•

We have experienced difficulty closing substantial new sales, and it is unclear when or if we can expect to predictably close material sales to new or existing customers, and to achieve and sustain positive cash flow from operations. Under the leadership of our new Chief Executive Officer, Robert W. Felton, we changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. Although we expect to be more successful with this new model, our experience with the new model is limited to this year. We closed new sales in 2006 and improved our quarterly operating cash flow from $(1.9) million for Q2 2006, to $(864,000) for Q3 2006, and to $21,000 for Q4 2006. However, such sales have not been sufficient to generate sustained positive cash flow from operations, or profitability. If we do not close significant future sales, our existing cash resources will not be sufficient to fund our operations beyond Q2 2007.

There can be no assurance that we will be successful closing sufficient new sales and an inability to do so would have a materially adverse affect on our future cash flow and operations.

See “Risk Factors” for more information about risks facing TenFold.

Disclosure about Contractual Obligations

The following table sets forth certain contractual obligations recorded in the audited financial statements as of December 31, 2006 and summary information is presented in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$—	—	—	—	—
Capital lease obligations	10	10	—	—	—
Operating lease obligations	326	326	—	—	—
Notes payable	—	—	—	—	—
Purchase obligations	9	9	—	—	—
Other long term liabilities reflected on the registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$345	$345	—	—	—

Recent Accounting Pronouncements

On January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. See Note 18 of Notes to Financial Statements for more information.

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

In June 2006, the FASB ratified Emerging Issues Task Force Issue, or EITF, No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-3 requires that, for interim and annual reporting periods beginning after December 15, 2006, we disclose our policy related to the presentation of sales taxes and similar assessments related to our revenue transactions. Early adoption is permitted. In our statements of operations, we present revenue net of sales taxes and any similar assessments. EITF No. 06-3 had no effect on our financial position and results of operations.

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

On September 13, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements ("SAB 108"), which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 calls for the quantification of errors using both a balance sheet and income statement approach based on the effects of such errors on each of the company's financial statements and the related financial statement disclosures. SAB 108 is effective for financial statements issued for the fiscal year ending after November 15, 2006. Adoption of SAB 108 did not have a significant impact on our results of operations or financial condition.

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

On December 21, 2006, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force ("EITF") 00-19-2, "Accounting for Registration Payment Arrangements," which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, Accounting for Contingencies and FASB Interpretation 14, Reasonable Estimation of the Amount of Loss. Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants. A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified financial instruments or fails to have the registration statement declared effective within a specific period. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP's issuance date. For previously issued registration payment arrangements and financial instruments subject to those arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2006, we had cash and cash equivalents of $3.6 million, and restricted cash of $74,000. Substantially all of the cash equivalents consist of highly liquid investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the December 31, 2006 rates would cause the fair value of these cash investments to change by an insignificant amount. We do not invest in any financial derivatives or any other complex financial instruments. TenFold does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

Currency Risk

Our operations include some transactions with customers and partners in the United Kingdom. Some of these transactions are denominated in British pounds. For example, we have had projects in the United Kingdom for which we received payment from our customer in British pounds, and paid a contractor we used in British pounds. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the British pound, or by weak economic conditions in the United Kingdom. When the U.S. dollar strengthens against the British pound, the value of receivables or payables denominated in British pounds decreases. When the U.S. dollar weakens against the British pound, the value of receivables or payables denominated in British pounds increases. The monetary activities which are impacted by foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the U.S. dollar and the British pound from the December 31, 2006 rate would cause the fair value of such monetary assets and liabilities denominated in British pounds to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

The information required by this Item is incorporated by reference to the section entitled “Independent Registered Public Accountants” in the Proxy Statement.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

1. Financial Statements and Notes to Financial Statements

The following financial statements are filed as part of this report:

TENFOLD CORPORATION

2. Financial Statement Schedule

The following financial statement schedule is filed as a part of this report:

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2006, 2005, and 2004	73

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

Number	Description
3.2**	Fourth Amended and Restated Certificate of Incorporation of TenFold. (1)

3.3**	Amended and Restated Certificate of Designations of Convertible Preferred Class A Stock. (18)

3.4**	Bylaws of TenFold. (15)

4.1**	Reference is made to Exhibits 3.2, 3.3, and 3.4. (1) and (3)

4.2**	Specimen Stock Certificate. (1)

4.3**	Amended and Restated Investors’ Rights Agreement dated November 24, 1997, as Amended, by and among TenFold, Gary D. Kennedy, Jeffrey L. Walker, the Walker Children’s Trust and the Investors (as defined therein). (1)

4.4**	Form of Securities Purchase Agreement dated December 22, 2003, between Registrant and purchasers of stock (12)

4.5**	Form of Amendment No. 1 to Securities Purchase Agreement dated December 22, 2003, between Registrant and purchasers of stock (13)

4.6**	Form of Securities Purchase Agreement dated March 29, 2006, between Registrant and purchasers of securities. (16)

4.7**	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated March 29, 2006, between Registrant and purchasers of securities. (16)

4.8**	Form of Securities Purchase Agreement dated December 18, 2006, between Registrant and purchasers of securities. (18)

4.9**	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated December 18, 2006, between Registrant and purchasers of securities. (18)

10.1**	Form of Indemnification Agreement between TenFold and an executive officer and its directors. (1)

10.2**#	1993 Flexible Stock Incentive Plan, as amended. (2)

10.3**#	1999 Stock Plan, as amended. (8)

10.4**#	1999 Employee Stock Purchase Plan, as amended. (8)

10.5**#	2000 Employee Stock Option Plan. (5)

10.6**	Restructuring Agreement effective December 8, 2000 between Perot Systems Corporation and TenFold. (5)

10.7**	Lease Agreement effective April 28, 2000 between Boyer Jordan Valley 1, L.C. and TenFold. (4)

10.8**	First Amendment to Lease Agreement effective November 30, 2000 between Boyer Jordan Valley 1, L.C. and TenFold. (5)

10.9**	Second Amendment to Lease Agreement between Boyer Jordan Valley 1, L.C. and TenFold. (9)

10.10**	Third Amendment to Lease Agreement Between Boyer Jordan Valley 1, L.C. and TenFold. (10)

10.11**#	Employment Agreement between TenFold and Nancy M. Harvey. (6)

10.12**#	Amendment to Employment Agreement TenFold Corporation and Nancy M. Harvey. (8)

10.13**#	Amendment No. 2 to Employment Agreement between TenFold and Nancy M. Harvey. (9)

10.14**#	Amendment No. 3 to Employment Agreement between TenFold and Nancy M. Harvey. (12)

10.15**#	Amendment No. 4 to Employment Agreement between TenFold and Nancy M. Harvey. (14)

10.16**#	Restricted Stock Bonus Agreement Between TenFold and Nancy M. Harvey. (7)

10.17**	Master Software License and Services Agreement, dated September 27, 1999, as amended, between TenFold and Allstate Insurance Company. (9)

10.18**	Stock Issuance Agreement and Release, dated as of February 5, 2003, between TenFold and the Robert W. Felton Trust. (11)

10.19**	Placement Agent Agreement dated December 12, 2003 between Registrant and Brean Murray & Co., Inc. (13)

10.20**	Separation Agreement and Release dated as of May 19, 2006, between TenFold and Nancy M. Harvey. (17)

11*	Computation of Shares used in Computing Basic and Diluted Net Income (Loss) Per Share.

23.1	Consent of Tanner LC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to “Notes to Financial Statements” herein
**	Previously filed
#	Indicates management contract or compensatory plan or arrangement
1)	Filed on March 8, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated by reference.
2)	Filed on April 20, 1999 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 and incorporated by reference.
3)	Filed on May 18, 1999 as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference.
4)	Filed on May 5, 2000 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
5)	Filed on April 12, 2001 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.
6)	Filed on May 21, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
7)	Filed on July 27, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
8)	Filed on April 15, 2002 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.
9)	Filed on August 14, 2002 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
10)	Filed on November 19, 2002 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
11)	Filed on March 31, 2003 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated by reference.
12)	Filed on May 13, 2003 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
13)	Filed on December 23, 2003 as an exhibit to the Company’s Report on Form 8-K and incorporated by reference.
14)	Filed on March 22, 2004 as an exhibit to the Company’s Report on Form 10-K and incorporated by reference.
15)	Filed on August 15, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.
16)	Filed on March 31, 2006 as an exhibit to the Company’s Report on Form 10-K and incorporated by reference.
17)	Filed on May 25, 2006 as an exhibit to the Company’s Report on Form 8-K and incorporated by reference.
18)	Filed on December 22, 2006 as an exhibit to the Company’s Report on Form 8-K and incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TenFold Corporation:

We have audited the balance sheets of TenFold Corporation as of December 31, 2006 and 2005 and the related statements of operations, stockholders equity and cash flows for each of the three years in the period ended December 31, 2006. In connection with our audits of the financial statements, we also have audited the financial statement schedule as of December 31, 2006 and 2005 and for the three years then ended as listed in Item 15.2 of the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TenFold Corporation as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the three years ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule as of and for the three years ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements and schedule referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has used significant balances of its cash in operating activities and at present levels of cash consumption will not have sufficient resources to meet operating needs. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements and schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LC

Salt Lake City, Utah

February 20, 2007

TENFOLD CORPORATION

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,601	$1,344
Accounts receivable, (net of allowances for doubtful accounts of $0 and $9, respectively) (includes related person receivable of $0 and $25, respectively)	680	209
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $0, respectively)	34	2
Prepaid expenses and other assets	146	161

Total current assets	4,461	1,716

Restricted cash	74	74
Property and equipment, net	141	352

Total assets	$4,676	$2,142

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$172	$483
Income taxes payable	8	250
Accrued liabilities	1,142	1,492
Deferred revenue	1,446	2,218
Current installments of obligations under capital leases	10	35
Notes payable – related persons	—	600

Total current liabilities	2,778	5,078

Long-term liabilities:
Obligations under capital leases, excluding current installments	—	10

Total long-term liabilities	—	10

Commitments and contingencies
Stockholders' equity (deficit):
Convertible preferred stock, $0.001 par value:
Authorized: 2,000,000 shares
Issued and outstanding shares: 1,812,009 shares at December 31, 2006 and 0 shares at December 31, 2005 .	2	—
Common stock, $0.001 par value:
Authorized: 120,000,000 shares
Issued and outstanding shares: 46,557,745 shares at December 31, 2006 and 46,445,749 shares at December 31, 2005	47	46
Additional paid-in capital	86,429	76,411
Deferred compensation	–	(6)
Accumulated deficit	(84,580)	(79,397)

Total stockholders' equity (deficit)	1,898	(2,946)

Total liabilities and stockholders' equity	$4,676	$2,142

The accompanying notes to financial statements are an integral part of these financial statements

TENFOLD CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
License	$1,424	$515	$359
Services and other	3,574	5,195	17,234

Total revenues	4,998	5,710	17,593

Operating expenses:
Cost of revenues	2,778	2,940	5,883
Sales and marketing	812	2,896	2,861
Research and development	4,100	3,531	3,734
General and administrative	2,818	2,986	2,315

Total operating expenses	10,508	12,353	14,793

Income (loss) from operations	(5,510)	(6,643)	2,800

Other income (expense):
Interest income	109	60	92
Interest expense	(21)	(7)	(10)
Other income	4	84	158

Total other income, net	92	137	240

Income (loss) before income taxes	(5,418)	(6,506)	3,040
Benefit for income taxes	(235)	(1,072)	(376)

Net income (loss)	$(5,183)	$(5,434)	$3,416

Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	(2,207)	—	—

Net income (loss) applicable to common shareholders	$(7,390)	$(5,434)	$3,416

Basic earnings (loss) per common share	$(0.16)	$(0.12)	$0.07

Diluted earnings (loss) per common share	$(0.16)	$(0.12)	$0.06

Weighted average common and common equivalent shares used to calculate earnings (loss) per share:
Basic	46,518	46,423	46,204

Diluted	46,518	46,423	54,924

The accompanying notes to financial statements are an integral part of these financial statements

TENFOLD CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Convertible Preferred Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	45,969,524	$46	—	$—	$75,936	$(43)	$(77,379)	$(1,440)

Common stock issued upon exercise of options	297,639	—	—	—	146	—	—	146
Common stock issued for ESPP and other	110,056	—	—	—	142	—	—	142
Amortization of deferred compensation	—	—	—	—	—	17	—	17
Cancellation of stock options	—	—	—	—	(6)	6	—	—
Net income	—	—	—	—	—	—	3,416	3,416

Balance at December 31, 2004	46,377,219	$46	—	—	$76,218	$(20)	$(73,963)	$2,281

Common stock issued for ESPP and other	68,530	—	—	—	36	—	—	36
Amortization of deferred compensation	—	—	—	—	—	171	—	171
Deferred compensation related to modification of stock options	—	—	—	—	157	(157)	—	—
Net loss	—	—	—	—	—	—	(5,434)	(5,434)

Balance at December 31, 2005	46,445,749	$46	—	—	$76,411	$(6)	$(79,397)	$(2,946)

Common stock issued upon exercise of options	6,000	—	—	—	1	—	—	1
Common stock issued for ESPP and other	105,996	1	—	—	19	—	—	20
Amortization of deferred compensation	—	—	—	—	(6)	6	—	—
Issuance of convertible preferred stock and warrants.	—	—	1,812,009	2	7,292	—	—	7,294
Compensation expense related to grants of stock options	—	—	—	—	2,712	—	—	2,712
Net loss	—	—	—	—	—	—	(5,183)	(5,183)

Balance at December 31, 2006	46,557,745	$47	1,812,009	$2	$86,429	$—	$(84,580)	$1,898

The accompanying notes to financial statements are an integral part of these financial statements

TENFOLD CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(5,183)	$(5,434)	$3,416
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	242	305	356
Provision (reversal) to bad debt reserve	—	(19)	33
Amortization of deferred compensation	—	171	17
Stock-based compensation expense	2,712	—	—
(Gain) loss on sale of property and equipment	—	2	(62)
Changes in operating assets and liabilities:
Accounts receivable	(471)	40	672
Unbilled accounts receivable	(32)	82	(19)
Prepaid expenses and other assets	15	15	77
Accounts payable	(311)	218	(862)
Income taxes payable, net	(242)	(1,090)	(388)
Accrued liabilities	(350)	86	(4,010)
Deferred revenue	(772)	1,156	(6,524)

Net cash used in operating activities	(4,392)	(4,468)	(7,294)

Cash flows from investing activities:
Additions to property and equipment	(31)	(19)	(52)
Additions to restricted cash	—	—	(1)
Proceeds from sale of property and equipment	—	2	63

Net cash provided by (used in) investing activities	(31)	(17)	10

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	20	36	142
Proceeds from issuance of convertible preferred stock and warrants	7,294	—	—
Exercise of common stock options	1	—	146
Principal payments on obligations under capital lease	(35)	(32)	(15)
Proceeds from issuance of notes payable	500	600	—
Principal payments on notes payable	(1,100)	—	—

Net cash provided by financing activities	6,680	604	273

Net increase (decrease) in cash and cash equivalents	2,257	(3,881)	(7,011)
Cash and cash equivalents at beginning of year	1,344	5,225	12,236

Cash and cash equivalents at end of year	$3,601	$1,344	$5,225

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7	$19	$24
Cash paid for interest	21	4	3
Non cash investing and financing activities:
Deferred compensation related to grants of stock or stock options	$—	$157	$—
Equipment purchased under capital leases	—	16	76

The accompanying notes to financial statements are an integral part of these financial statements

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Nature of Operations

TenFold provides services and technology for building complex, Service Oriented Architecture (“SOA”)-compliant, enterprise-scale applications in significantly less time and cost than it would otherwise take using traditional development technologies. We believe that with TenFold’s technology, EnterpriseTenFold SOA, customers will also experience significantly reduced ongoing applications maintenance and enhancement costs compared to what they generally experience with legacy applications. Our business model focuses on providing applications development services and our EnterpriseTenFold SOA product, along with product support and training, to customers who can use a TenFold team or their own business teams to build and maintain applications.

TenFold sells its products and services primarily to customers in the United States, but it currently has a small number of customers outside the United States.

TenFold was incorporated in the state of Delaware in February 1993.

2. Going Concern and Liquidity

Our financial statements have been prepared under the assumption that TenFold will continue as a going concern. The independent auditors’ opinion on our December 31, 2006 financial statements includes an explanatory paragraph relating to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2006, our principal source of liquidity was our cash and cash equivalents of $3.6 million. Although we made progress in 2006 closing new sales and improving our cash flow, such sales have not been sufficient to generate sustained positive cash flow from operations, or profitability. As a result, significant challenges and risks remain:

•

We have not been able to generate positive cash flow from operations for the four years ended December 31, 2006. Our net cash used in operating activities was $4.4 million for the year ended December 31, 2006, and $4.5 million for the year ended December 31, 2005.

•

During 2004 and 2005, we derived a significant portion of our cash inflows from time-and-materials consulting services performed for a limited number of large customers for whom we were completing enterprise applications development projects. As these customers completed their projects, they reduced their purchases of time-and-materials consulting services, which materially reduced our cash inflows. Although we have sold and begun new consulting projects in 2006, they are not as large as these particular prior projects.

•

We have experienced difficulty closing substantial new sales, and it is unclear when or if we can expect to predictably close material sales to new or existing customers, and to achieve and sustain positive cash flow from operations. Under the leadership of our new Chief Executive Officer, Robert W. Felton, we changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. Although we expect to be more successful with this new model, our experience with the new model is limited to this year. We closed new sales in 2006 and improved our quarterly operating cash flow from $(1.9) million for Q2 2006, to $(864,000) for Q3 2006, and to $21,000 for Q4 2006. However, such sales have not been sufficient to generate sustained positive cash flow from operations, or profitability. If we do not close significant future sales, our existing cash resources will not be sufficient to fund our operations beyond Q2 2007.

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

For a license agreement that we executed in August 2005 that contained a discount that could not be determined at the inception of the agreement, we recognized the related license revenue in December 2006 the end of the estimated economic life of the release of EnterpriseTenFold provided to the customer. We used the end of the estimated economic life to recognize the revenue because we did not have vendor specific objective evidence of fair value (“VSOE”) for the related post-contract customer support, due to the discount, and therefore we could not allocate the revenue until the discount was known at the end of the estimated economic life. For accounting purposes, management estimated that the economic life was 16 months after considering factors such as the rapid pace of technological change in the software industry generally and particularly in TenFold’s market, the pace at which TenFold produces new releases of TenFold technology with substantial technological improvements, and the pace at which TenFold’s customers adopt new releases of TenFold technology.

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

We generally enter into contracts that involve multiple elements, such as software products, post-contract customer support (“PCS”), training, and time-and-material services. For accounting purposes, we allocate a portion of the contract fee to each undelivered element based on the relative fair values of the elements and allocate the fee for delivered software products using the residual method. The fair values of an element must be based on VSOE. We establish VSOE based on the price charged when the same element is sold separately. For consulting services, we base VSOE on the rates charged when the services are sold separately under time-and-materials contracts. We base VSOE for training on the rates charged when training is sold separately for supplemental training courses. For PCS, VSOE is determined by reference to the renewal rate we charge the customer in future periods.

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

For fixed-price contracts, we recognize revenue using the percentage-of-completion method of accounting and following the guidance in Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We make adjustments, if necessary, to the estimates used in the percentage-of-completion method of accounting as work progresses under the contract and as we gain experience.

We recognize support revenue from contracts for ongoing technical support and unspecified product updates ratably over the support period.

We recognize training revenue as we perform the services.

We recognize license revenues from EnterpriseTenFold licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: we have signed a noncancellable license agreement with nonrefundable fees; we have delivered the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies both when the licenses are sold separately or when an EnterpriseTenFold license is sold with an applications development project. Services relating to the licenses typically include post contract customer support services, general time-and-materials consulting, and training; and do not add significant functionality, features, or significantly alter the software. In addition, similar services are available from other vendors; there are no milestones or customer specific acceptance criteria which affect the realizability of the software license fee; and the software license fee is non-cancelable and non-refundable.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The following table sets forth, for the periods indicated, the revenue recognized by type (in thousands):

	Year ended December 31,
	2006	2005	2004
EnterpriseTenFold license revenue	$1,424	$515	$209
Other license revenue	—	—	150

Total license revenues	$1,424	$515	$359

Percentage-of-completion and completed-contract service revenue	$92	$803	$8,426
Time-and-materials service revenue	1,587	2,102	6,478
Maintenance revenue	1,596	1,567	1,638
Training revenue	195	456	234
Reimbursed expenses and other revenues	104	267	458

Total services and other revenues	$3,574	$5,195	$17,234

Total revenues	$4,998	$5,710	$17,593

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Restricted Cash

Restricted cash of $74,000 at December 31, 2006 and December 31, 2005 is maintained to support various accounts payable activities. We do not expect to require additional restricted cash in 2007.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $0 in 2006, $14,000 in 2005, and $112,000 in 2004.

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

Warranty

We provide reserves for warranty costs expected to be incurred. To date, we have not incurred significant warranty costs. As a result, we have not recorded a liability for warranty costs as of December 31, 2006.

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

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements

On January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. See Note 18 of Notes to Financial Statements for more information.

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

In June 2006, the FASB ratified Emerging Issues Task Force Issue, or EITF, No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-3 requires that, for interim and annual reporting periods beginning after December 15, 2006, we disclose our policy related to the presentation of sales taxes and similar assessments related to our revenue transactions. Early adoption is permitted. In our statement of operations, we present revenue net of sales taxes and any similar assessments. EITF No. 06-3 had no effect on our financial position and results of operations.

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

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

On September 13, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 calls for the quantification of errors using both a balance sheet and income statement approach based on the effects of such errors on each of the company’s financial statements and the related financial statement disclosures. SAB 108 is effective for financial statements issued for the fiscal year ending after November 15, 2006. Adoption of SAB 108 did not have a significant impact on our results of operations or financial condition.

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

On December 21, 2006, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (“EITF”) 00-19-2, “Accounting for Registration Payment Arrangements,” which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, Accounting for Contingencies and FASB Interpretation 14, Reasonable Estimation of the Amount of Loss. Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants. A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified financial instruments or fails to have the registration statement declared effective within a specific period. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP’s issuance date. For previously issued registration payment arrangements and financial instruments subject to those arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

4. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

	Year ended December 31,
	2006	2005	2004
Numerator:
Numerator for basic income (loss) applicable to common shareholders .	$(7,390)	$(5,434)	$3,416

Numerator for diluted earnings (loss) applicable to common shareholders	$(7,390)	$(5,434)	$3,416

Denominator:
Denominator for basic earnings (loss) per share – Weighted-average shares	46,518	46,423	46,204

Employee stock options, warrants, and convertible preferred stock	—	—	8,720

Denominator for diluted earnings (loss) per share	46,518	46,423	54,924

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.16)	$(0.12)	$0.07

Diluted earnings (loss) per common share	$(0.16)	$(0.12)	$0.06

Employee stock options that could potentially dilute basic earnings (loss) per share in the future, of which there were 22,168,871, 23,450,459, and 4,962,685 outstanding on December 31, 2006, 2005, and 2004, respectively, that have a weighted average exercise price of $1.28, $1.80, and $6.21 per share, respectively, were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the period.

The computation of diluted loss per common share for the year ended December 31, 2006 excludes the assumed conversion of 1,812,009 shares of convertible preferred stock outstanding at December 31, 2006, from our March and December 2006 capital raising transactions, which are convertible into 24,541,614 shares of common stock, because the impact of the conversion would be anti-dilutive. No convertible preferred stock was outstanding in 2005 or 2004.

Warrants to purchase 12,270,803 shares of common stock outstanding at December 31, 2006, from our March and December 2006 capital raising transactions, were also excluded from the computation of diluted loss per common share because to do so would have been anti-dilutive for the period. The warrants have an exercise price of $0.62 per share. No warrants were outstanding in 2005 or 2004.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Computer equipment	$4,292	$4,737
Software	1,281	1,351
Leasehold improvements	904	904
Furniture and fixtures	738	736
Office equipment	600	604
Computer equipment under capital lease	88	88

Total cost	7,903	8,420
Less accumulated depreciation and amortization	(7,762	(8,068)

Net property and equipment	$141	$352

Accumulated amortization under capital leases amounted to $73,000, $44,000, and $15,000 at December 31, 2006, 2005, and 2004, respectively.

6. Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	December 31,
	2006	2005
Accrued compensation	$353	$533
Accrued vacation	288	345
Accrued medical claims	144	139
Sales & other business taxes	137	182
Legal and accounting fees	69	25
Other accrued expenses	151	268

Total accrued liabilities	$1,142	$1,492

Accrued liabilities at December 31, 2006, and 2005, included estimated severance and related benefits of approximately $326,000, and $492,000, respectively, accrued in connection with the departure of our prior Chief Executive Officer in late 2005.

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

On February 23, 2006, we executed a Promissory Note due to Mr. Felton, in the amount of $250,000.

On March 15, 2006, we executed a Promissory Note due to Mr. Felton, in the amount of $250,000.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

These identical Promissory Notes provided interim financing to TenFold while we sought to secure equity financing. The notes were senior to other TenFold indebtedness and equity, bore interest at 10% and were due upon the earlier to occur of March 31, 2006, the closing of equity financing of $2 million or more, or a liquidation event. We repaid these notes in full in March 2006, upon completing the March 2006 equity financing transaction described in Note 11.

The disinterested members of our Board of Directors approved these transactions.

8. Commitments

We lease office space and equipment under non-cancelable lease agreements, which expire at various dates through 2007. Future minimum lease payments under non-cancelable lease obligations, in excess of one year, as of December 31, 2006 are as follows (in thousands):

	Total	Operating	Capital
2007	$336	$326	$10
Thereafter	—	—	—

Total minimum lease payments	$336	$326	10

Less: Amount representing interest			—

Present value of net minimum capital lease payments			10
Less: Current installments of obligations under capital leases			(10)

Obligations under capital leases, excluding current installments			$—

Total rental expense under operating leases was $564,000, $541,000, and $492,000, for the years ended December 31, 2006, 2005, and 2004, respectively.

9. Legal Proceedings and Contingencies

Unresolved Stockholder Matter

On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of our officers and directors, and certain underwriters of our initial public offering. An amended complaint was filed on April 24, 2002. TenFold and certain of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including TenFold. On June 27, 2003, our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of TenFold and of the individual defendants for the alleged wrongful conduct in the Amended Complaint. We agreed to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. In June 2004, a motion for preliminary approval of the settlement was filed with the Court. The underwriters filed a memorandum with the Court opposing preliminary approval of the settlement. The Court granted preliminary approval of the settlement on February 15, 2005, subject to certain modifications. On August 31, 2005, the Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The Court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. A settlement fairness hearing was held on April 24, 2006, however no ruling has been issued yet by the Court. On December 5, 2006, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued an opinion vacating the District Court’s certification of a litigation class in that portion of the case between the Plaintiffs and the underwriter defendants. Because the Second Circuit’s opinion was directed to the class certified by the District Court for the Plaintiffs’ litigation against the underwriter defendants, the opinion’s effect on the class certified by the District Court for the company’s settlement is unclear. On January 5, 2007, Plaintiffs filed a petition for rehearing en banc by the Second Circuit. There can be no assurance that the proposed settlement would be approved and implemented. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. At this point, we do not believe that this lawsuit will have a material adverse impact on our business, results of operations, financial position, or liquidity. Accordingly, no related losses have been provided for in our accompanying financial statements.

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

Indemnifications, Warranties, Complaints and Insurance

As permitted under Delaware law, and as provided in agreements with our officers and Directors, we have indemnified officers and Directors for certain claims asserted against them in connection with their service as an officer or Director of TenFold. The maximum potential amount of future payments that we could be required to make under these indemnification provisions is unlimited. However, we have purchased Directors’ and Officers’ insurance policies that reduce our monetary exposure and enable us to recover a portion of any future amounts paid. As a result of this insurance coverage, we believe the estimated fair value of these indemnification agreements is not material. Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including a right to replace an infringing product or cancel the software license and return the fees paid by the customer. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements, and no such claims were outstanding at December 31, 2006. As a result, we have not recorded a liability for infringement costs as of December 31, 2006.

Our agreements with customers also generally provide a warranty that for so long as the customer is paying for support services, our software will materially conform to the related documentation, and that our software has been developed in a workmanlike manner. To date, we have not incurred significant warranty costs. As a result, we have not recorded a liability for warranty costs as of December 31, 2006.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

10. Income Taxes

The components of the provision (benefit) for income taxes are presented below (in thousands):

	Year ended December 31,
	2006	2005	2004
Provision (benefit) for income taxes:
Current:
Federal	$—	$—	$—
State	(235)	(1,081)	(52)
Foreign.	—	9	(324)

Total current	(235)	(1,072)	(376)
Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total provision (benefit) for income taxes	$(235)	$(1,072)	$(376)

The table below reconciles the expected U.S. federal statutory income tax rate to the recorded income tax provision (benefit) (in thousands):

	Year ended December 31,
	2006	2005	2004
Tax expense (benefit) at U.S. statutory rates	$(1,842)	$(2,212)	$1,034
State tax (benefit), net of federal tax impact	(244)	5	5
Meals & entertainment	7	14	14
Expired tax credits	1,205	—	—
Foreign taxes	—	9	19
Stock options	4	—	—
Change in tax contingencies and other estimates	(345)	(1,080)	(398)
Change in valuation allowance attributable to operations	980	2,192	(1,050)

Provision (benefit) for income taxes	$(235)	$(1,072)	$(376)

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

Our deferred tax assets are comprised of the following (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Reserves and accruals	$695	$782
Stock option compensation	1,092	55
Credits for research activities and foreign taxes	5,345	7,170
Differences in timing of revenue recognition	—	385
Loss carryovers	32,644	30,362
Depreciation for book in excess of tax	325	367

Total deferred tax assets	40,101	39,121
Valuation allowance	(40,101)	(39,121)

Deferred tax assets after valuation allowance	$—	$—

Domestic and foreign components of income (loss) before taxes are as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Domestic	$(5,418)	$(6,506)	$3,040
Foreign	—	—	—

Income (loss) before taxes	$(5,418)	$(6,506)	$3,040

The benefit for income taxes for the year ended December 31, 2006 relates to reversing accruals for state taxes that were no longer deemed necessary. As of December 31, 2006, we had federal net operating loss carryforwards of approximately $87.0 million that begin to expire in 2020. As of December 31, 2006, we had state net operating loss carryforwards of approximately $65.1 million, which are subject to various state carryover provisions that generally provide shorter carryover periods than federal. In addition, as of December 31, 2006, we had federal credit carryforwards for increasing research activities of approximately $4.1 million that begin to expire in 2014. We also had $1.7 million of state credits for increasing research activities that are subject to various state carryover provisions. The net operating losses and credits carryforwards could be subject to annual use limitations under Code Sections 382 and 383 if we raise additional capital sufficient to cause an ownership change.

The ultimate realization of the deferred income tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events. As of December 31, 2006, we had recorded a valuation allowance of $40.1 million. During the year ended December 31, 2006, the valuation allowance increased approximately $1.0 million, and for the year ended December 31, 2005, the valuation allowance increased approximately $2.2 million. The increases for the years ended December 31, 2006 and 2005, relate primarily to the operating losses. The general valuation allowance has been established under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when it is more likely than not that the net deferred tax assets will not be realized. The valuation allowance as of December 31, 2006 includes the benefit for stock option exercises that increased the size of the net operating loss carryovers. Future reductions to the valuation allowance will be allocated $30.7 million to operations and $9.4 million to paid-in capital.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

11. Capital Stock

On March 29, 2006, we entered into a Securities Purchase Agreement for the sale of 1,500,000 shares of unregistered convertible preferred stock and warrants. The preferred shares are convertible into 20,315,805 shares of common stock. The warrants are to purchase 10,157,899 shares of common stock at an exercise price of $0.62 per share, with a 5-year term. The transaction generated gross proceeds of approximately $6.3 million (before expenses of approximately $227,000, and repayment of $1.1 million of interim financing obligations). Several members of our Board of Directors (or investment entities associated with them) and an Executive Officer participated in the transaction, providing approximately $4.7 million of the gross proceeds raised:

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

•

TenFold Director Steven H. Coltrin invested $500,000. We used $206,000 of the proceeds of the capital raising to pay accounts payable due to his firm, Coltrin & Associates, for marketing and public relations work provided to TenFold in earlier periods.

•	Samer Diab, Senior Vice President, Customer Services, invested $230,000.

We also repaid $205,000 of interim financing to Wasatch Investments LLC, an investment entity associated with TenFold Director Robert E. Parsons, Jr., from the proceeds of the capital raising.

On December 18, 2006, we entered into a Securities Purchase Agreement for the sale of 312,009 shares of unregistered convertible preferred stock and warrants. The preferred shares are convertible into 4,225,809 shares of common stock. The warrants are to purchase 2,112,904 shares of common stock at an exercise price of $0.62 per share, with a 5-year term. The transaction generated gross proceeds of approximately $1.3 million (before expenses of approximately $90,000).

As a result of the warrants sold with the convertible preferred stock and the beneficial conversion feature inherent in the conversion rights and preferences of the convertible preferred stock, we recognized non-cash deemed dividends totaling $2,207,000 for the year ended December 31, 2006. The deemed dividends were calculated based on the conversion price compared to the market price on the dates of issuance of the convertible preferred shares. Because we have an accumulated deficit, the deemed dividend was recorded as additional paid-in-capital and had no affect on that account.

Each holder of the convertible preferred stock has the right, at the option of the holder at any time, to convert shares of the preferred stock into shares of our common stock, at a conversion ratio of 13.54387, subject to adjustment for stock splits, stock dividends and the like. We have the right to require conversion if the closing price of our common stock has been above $5.00 for 30 consecutive trading days.

Each holder of the convertible preferred stock is entitled to that number of votes on all matters presented to stockholders equal to the number of shares of common stock then issuable upon conversion of their preferred stock.

In the event of any liquidation or winding up of TenFold, each holder of the convertible preferred stock is entitled to receive in preference to the holders of common stock, the price per share paid for the preferred stock.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

Each holder of the preferred stock has the right in the event TenFold seeks to close any equity offering that occurs prior to March 30, 2008 to participate pro-rata (based upon his or her percentage equity ownership of TenFold at that time) in such offering. This excludes the offering of employee stock options, restricted stock grants, shares offered pursuant to an underwritten public offering, and other customary exclusions.

The consent of the holders of a majority of the preferred stock voting together as one class is required for any action that:

•	alters or changes the rights, preferences or privileges of this preferred stock so as to materially or adversely affect such stock;
•	increases or decreases the authorized number of this preferred stock; or
•

authorizes for issue, or obligates TenFold to issue any other equity security having a preference over or on a parity with this preferred stock with respect to voting, dividend or liquidation rights; but not TenFold’s right to issue additional shares of common stock.

Other than as set forth above, the proceeds of the March and December preferred stock offerings have been used for general corporate purposes.

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

1999 Stock Plan. Our 1999 Stock Plan was adopted by the Board of Directors and approved by the stockholders in March 1999 and June 2002. A total of 6,500,000 shares of common stock were initially reserved for issuance under the 1999 Stock Plan, plus an automatic annual increase on the first day of 2000, 2001, 2002, 2003, and 2004. This automatic annual increase was equal to the lesser of 1,000,000 shares or 3 percent of our outstanding common stock on the last day of the immediately preceding year, or such lesser number of shares as the Board of Directors determined. Under this provision, on each of January 1, 2004, January 1, 2003, January 1, 2002, January 1, 2001 and January 1, 2000 the number of shares reserved for issuance under the plan increased by 1,000,000 shares. At the 2003 Annual Meeting our stockholders approved a plan amendment that increased the number of shares of common stock available for issuance by 5,000,000 shares, and increased the annual limit on the number of shares of common stock that may be granted to any one employee by 1,000,000 shares to an annual maximum of 2,000,000 shares. At the 2005 Annual Meeting our stockholders approved a plan amendment that increased the number of shares of common stock available for issuance by 5,000,000 shares. The 1999 Stock Plan provides for the granting to employees, including officers and directors, of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants, including non-employee directors, of nonqualified stock options and stock purchase rights. We have historically granted only nonqualified stock options. The 1999 Stock Plan is administered by the Board of Directors and the Board Compensation Committee, and with respect to option grants to purchase up to 10,000 shares to any one employee, option grants may be approved by

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

a separate committee of the board. The plan administrator determines the terms of options and stock purchase rights granted under the 1999 Stock Plan, including the number of shares subject to an option or purchase right, the exercise or purchase price, and the term and exercisability of options. The options generally vest over a four or five year period and expire ten years from the date of grant. Unless terminated earlier, the 1999 Stock Plan will terminate in March 2009. Through December 31, 2006, we have not issued any stock purchase rights or stock appreciation rights under the 1999 stock plan; and have issued only one incentive stock option grant and one stock bonus award.

2000 Employee Stock Option Plan. The Board of Directors adopted our 2000 Stock Option Plan in December 2000. A total of 7,000,000 shares of common stock have been reserved for issuance under the 2000 Stock Option Plan. The 2000 Stock Option Plan provides for the granting of nonstatutory rights of purchase of our common stock to employees, excluding section 16 officers, directors, and non-employee directors. Nonstatutory options do not qualify as an Incentive Stock Option within the meaning of Section 422 of the Internal Revenue Code of 1996, as amended. The Board of Directors administers the 2000 Stock Option Plan. The plan administrator determines the terms of options and stock purchase rights granted under the 2000 Stock Option Plan, including the number of shares subject to an option or purchase right, the exercise or purchase price, and the term and exercisability of options. The options generally vest over a four-year period and expire ten years from the date of grant. Unless terminated earlier, the 2000 Stock Plan will terminate in December 2010.

Stock option activity under our 1993, 1999, and 2000 stock option plans is as follows:

	Option Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2004	16,863,989	$1.85

Granted	5,609,500	$2.79
Exercised	(297,639)	$0.49
Canceled	(1,272,529)	$1.82

Outstanding at December 31, 2004	20,903,321	$2.12

Granted	4,181,000	$0.40
Exercised	—	$—
Canceled	(1,633,862)	$2.33

Outstanding at December 31, 2005	23,450,459	$1.80

Granted	6,103,000	$0.24
Exercised	(6,000)	$0.22
Canceled	(7,378,588)	$1.52

Outstanding at December 31, 2006	22,168,871	$1.28

At December 31, 2006, 17,827,277 options were vested and exercisable as compared to 20,450,740 in 2005 and 12,883,266 in 2004, under the stock option plans. Included in the table above are options granted to consultants that were recorded at their estimated fair value. To date, the number of options granted to consultants and the related fair value of such options has been insignificant.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about stock options under the plans outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at 12/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/06	Weighted Average Exercise Price
$ 0.15 to $ 0.25	9,154,875	8.35 Years	$0.23	6,053,625	$0.22
0.26 to 0.49	7,455,211	6.22 Years	0.38	6,935,711	0.38
0.50 to 0.89	1,155,250	4.63 Years	0.75	1,155,250	0.75
0.90 to 2.05	1,601,550	6.22 Years	1.58	1,343,300	1.59
2.06 to 2.92	1,140,450	6.44 Years	2.72	896,606	2.69
2.93 to 9.82	1,291,935	6.77 Years	3.96	1,073,185	4.00
9.83 to 21.00	22,900	2.91 Years	16.60	22,900	16.60
21.01 to 55.88	346,700	3.15 Years	32.88	346,700	32.88

$ 0.15 to $ 55.88	22,168,871	7.01 Years	$1.28	17,827,277	$1.43

The number of remaining options available to grant under the 1993, 1999, and 2000 plans is 11,169,195 as of December 31, 2006.

The weighted-average fair value of the options granted under the plans in 2006 is $0.22 as compared to $0.36 in 2005 and $2.62 in 2004. The fair value of these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions for 2006, 2005, and 2004: risk-free interest rate of 4.83 percent in 2006, 3.95 percent in 2005, and 2.54 percent in 2004; a dividend yield of 0 percent; a volatility factor of 158.1 percent for 2006, 170.2 percent for 2005 and 185.3 percent in 2004; and an expected life of 5.3 years in 2006, 3.5 years in 2005, and 3.9 years in 2004.

We recorded deferred compensation of $0 in 2006; $157,000 in 2005; and $0 in 2004; relating to modifications of stock options. We recognized compensation expense of $2.7 million in 2006, $171,000 in 2005, and $17,000 in 2004, related to the vesting of options with associated deferred compensation. Included in the $2.7 million for 2006 was a reduction of our stock-based compensation expense by $133,000, for an option modification charge related to the departure of our prior CEO. See Note 18 of Notes to Financial Statements for more information.

13. 1999 Employee Stock Purchase Plan

Our 1999 Employee Stock Purchase Plan was adopted by our Board of Directors and approved by our stockholders in March 1999. A total of 1,000,000 shares of common stock were initially reserved for issuance under the purchase plan. In addition, the number of shares reserved for issuance under the purchase plan automatically increased on the first day of each of our fiscal years beginning in 2000, 2001, 2002, 2003, and 2004 equal to the lesser of 300,000 shares, 0.75 percent of our outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as the Board of Directors determined. Under this provision, the number of shares reserved for issuance under the purchase plan increased by 1,385,490 shares. The purchase plan, which is intended to qualify under Section 423 of the Internal Revenue Code, has two six-month offering periods each year, with new offering periods (other than the first offering period) commencing on February 1 and August 1 of each year. The first offering period commenced on the date of the initial public offering and ended on January 31, 2000. We issued 105,996, 68,530, and 95,496, shares under this plan during the years ended December 31, 2006, 2005, and 2004, respectively.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2006, 1,500,072 shares were available for issuance under the 1999 Employee Stock Purchase Plan.

The purchase plan is administered by the Board of Directors or by a committee appointed by the Board. Employees (including officers and employee directors) of TenFold, or of any majority-owned subsidiary designated by the Board, are eligible to participate in the purchase plan if they are employed by TenFold or any such subsidiary for at least 20 hours per week and more than 5 months per year. The purchase plan permits eligible employees to purchase common stock through payroll deductions of up to 10 percent of an employee’s compensation, at a price equal to 85 percent of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of such period. No employee may purchase more than 3,000 shares of common stock under the purchase plan in any single offering period. No employee may purchase shares in an offering period if the purchase would cause such employee to own stock or hold outstanding stock options equal to or in excess of 5 percent of the total voting power of all classes of our stock. In addition, no employee shall be granted an option under the purchase plan if the option would permit an employee to purchase stock under all our employee stock purchase plans at a rate that exceeds $25,000 of fair market value of the stock for each calendar year in which the option is outstanding. An employee has the option of increasing or decreasing the percentage of payroll deductions once or of discontinuing the deduction during the offering period. Under SFAS 123(R), the plan is considered compensatory.

The weighted-average fair value of employee stock purchase rights granted under the employee stock purchase plan in 2006 was $0.13 as compared to $0.32 in 2005 and $1.66 in 2004. The fair value of the employee stock purchase rights was estimated using the Black-Scholes model with the following assumptions for 2006: a weighted-average risk-free interest rate of 4.89 percent, dividend yield of 0 percent, an expected life of 6 months, and a volatility factor of 135.9 percent.

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

Revenues from customers outside of North America were approximately 8 percent of total revenues for 2006, 11 percent of total revenues for 2005, and 20 percent of total revenues for 2004. Revenues from customers in the United Kingdom were 7 percent of total revenues for 2006, 9 percent of total revenues for 2005, and 19 percent of total revenues for 2004. The decrease in percent of total revenues from the United Kingdom from 2004 to 2005 is primarily the result of the completion during the quarter ended September 30, 2004, of a UK consulting project we commenced in 2002. Revenues from operations in Argentina were 1 percent of total revenues for 2006, 2 percent of total revenues for 2005, and 0.9 percent of total revenues for 2004. At December 31, 2006, our long-lived assets are deployed in the United States.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

16. Additional Significant Risks and Uncertainties

We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues and cash flow from a limited number of customers. Replacing the loss of an important customer is unpredictable. Revenues and cash flows from a single customer or a few important customers may constitute a significant portion of our total revenues and cash inflows in a particular period, then decline as the volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not continue to purchase licenses or services from us in a subsequent period. Although we plan to expand and diversify our customer base, currently the loss of any of our large customers, without their replacement by new customers, would likely have a material adverse effect on our revenue and cash flow. The following table provides customer revenue concentrations of 10% or more of annual revenues, for each of the three years ended December 31, 2006, 2005 and 2004. No other customer accounted for 10 percent or more of total annual revenues during any of these years.

	December 31,
	2006	2005	2004
Customer A	21%	11%	—
Customer B	16%	18%	22%
Customer C	10%	—	—
Customer D	—	20%	—
Customer E	—	—	50%
Customer F	—	—	15%

The revenue from the customer accounting for 21 percent of our total revenues for the year ended December 31, 2006, DevonWay, was primarily from the recognition of deferred license revenue from a single transaction in 2005. We do not expect DevonWay to account for a significant percentage of our revenues after December 31, 2006.

17. Related Person Transactions

During 2005, we entered into agreements with a new customer, DevonWay, to provide licenses, consulting services, technical support services, and training. Our Chairman, CEO and President, Robert W. Felton, is the founder and owner of DevonWay. All disinterested members of our Board of Directors approved of these related person transactions and our general ongoing business relationship with DevonWay.

Our revenues from DevonWay for the years ended December 31, 2006, and 2005 were $1.1 million and $599,000, respectively. For the years ended December 31, 2006, and 2005, we received cash inflows from DevonWay of $72,000 and $1.6 million, respectively. As of December 31, 2006, and 2005, we had accounts receivable of $0 and $25,0000, respectively, due from DevonWay. During late 2005 and continuing into 2006, DevonWay provided some marketing services to us. For the years ended December 31, 2006 and 2005, we incurred fees to DevonWay of $2,000 and $35,000, respectively, for such services. During late 2006, DevonWay provided a consulting staff to us for use on one of our projects. For the year ended December 31, 2006, we incurred fees to DevonWay of $21,000, for such services. As of December 31, 2006, and 2005, we had accounts payable due to DevonWay of $21,000 and $0, respectively.

Although we received a $1 million license payment from DevonWay in August 2005, for accounting purposes we deferred recognition of this revenue until December 2006, the end of the estimated economic life of the release of EnterpriseTenFold provided to DevonWay, because the license agreement contained a discount that could not be determined at the inception of the agreement. We used the end of the estimated economic life to recognize the revenue because we did not have vendor specific objective evidence of fair value (“VSOE”) for the related post-contract customer support, due to the discount, and therefore we could not allocate the revenue until the discount was known at the end of the estimated economic life.

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

See Note 7 for information about Notes Payable we previously entered into with members of our Board of Directors.

See Note 11 for information about our capital raising transaction completed in March 2006, that included the sale of stock to members of our Board of Directors and Executive Officers.

18. Stock-Based Compensation

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Financial Statements as of and for the year ended December 31, 2006, reflect the impact of SFAS 123(R). Under that transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) amortization related to the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) amortization related to compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

TenFold has three stock-based employee option plans and an ESPP, which are described more fully in Note 12 and Note 13, respectively. No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The ESPP was deemed noncompensatory under Opinion 25, and, therefore, resulted in no compensation cost. As of December 31, 2006, TenFold has approximately 12.7 million shares of common stock reserved for future issuance under the stock option plans and the ESPP.

The adoption of SFAS 123(R) had a significant impact on our results of operations. Our statement of operations for year ended December 31, 2006 includes the following stock-based compensation expense from stock options and ESPP:

(in thousands)	2006
Cost of revenues	$231
Sales and marketing	24
Research and development	1,133
General and administrative	1,324

Stock-based compensation expense included in operating expenses	2,712
Tax benefit	—

Stock-based compensation expense included in net loss	$2,712

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

In August 2006, we granted 5,000,000 options to our CEO, with half vesting immediately and the other half vesting quarterly in 2007. This grant accounts for $620,000 of the stock-based compensation expense for the year ended December 31, 2006.

For the year ended December 31, 2005, we recognized estimated severance related charges related to the departure of our prior CEO, including an estimated option modification charge, based upon the anticipated terms at that time. Upon the execution of the Separation Agreement and Release on May 19, 2006, we calculated the actual option modification charge based upon the final terms, and recognized a resulting reduction in our stock-based compensation expense of $133,000, which reduced our general and administrative expenses for the year ended December 31, 2006. The option modification included canceling approximately 5.9 million vested options, re-pricing 1.3 million vested options to an exercise price of $0.33 per share, and extending the expiration date on approximately 1.6 million vested options to December 15, 2010.

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 0.7 year was $2.3 million at December 31, 2006.

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

(in thousands, except per share data)	2005	2004
Net income (loss) applicable to common shareholders – as reported	$(5,434)	$3,416
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	171	17
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,348)	(11,658)

Net loss applicable to common shareholders – pro forma	$(11,611)	$(8,255)

Earnings (loss) per common share – as reported:
Basic	$(0.12)	$0.07
Diluted	$(0.12)	$0.06
Loss per common share – pro forma:
Basic	$(0.25)	$(0.18)
Diluted	$(0.25)	$(0.18)

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

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the year ended December 31, 2006 are shown below:

2006
Expected volatility	158%
Expected dividends	0%
Expected term	5.30 Years
Risk-free interest rate	4.83%

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

The pre-vesting forfeiture rate used for the three and twelve months ended December 31, 2006 was based on historical rates and forward-looking factors. As required under SFAS 123(R), we adjust the estimated forfeiture rates to our actual experience. Prior to adoption of SFAS 123(R), we accounted for forfeitures as they occurred.

A summary of the time-based stock option awards as of December 31, 2006, and changes during the year, is as follows:

Stock Option Awards	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2006	23,450,459	$1.80
Granted	6,103,000	0.24
Exercised	(6,000)	0.22
Forfeited or expired	(7,378,588)	1.52

Outstanding at December 31, 2006	22,168,871	$1.28	7.01	$959

Exercisable at December 31, 2006	17,827,277	$1.43	6.53	$659

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2006 was $0.22. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the year ended December 31, 2006 was $2.7 million. At December 31, 2006, there was $2.3 million of unrecognized stock-based compensation expense related to non-vested options, which is expected to be recognized over a weighted-average period of 0.7 year.

Employee Stock Purchase Plan

Our 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by our Board of Directors and approved by our stockholders in March 1999. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, has two six-month offering periods each year, with new offering periods commencing on February 1 and August 1 of each year. Eligible full-time employees, through payroll deductions, are allowed to purchase a limited number of shares of our common stock during each offering period at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. We account for the ESPP as a compensatory plan and recorded compensation expense for the year ended December 31, 2006 of $13,000, in accordance with SFAS 123(R).

TENFOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

The fair value of issuances under the purchase plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase plan with a Look Back Option, and using the Black-Scholes valuation model. Our weighted-average assumptions used in the Black-Scholes valuation model for our ESPP grants during the year ended December 31, 2006 are shown below:

2006
Expected volatility	136%
Expected dividends	0%
Expected term	0.5 Years
Risk-free interest rate	4.89%

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

During the years ended December 31, 2006, 2005, and 2004, 105,996, 68,530, and 95,496 shares, respectively, of common stock were purchased under the ESPP at a weighted-average price of $0.19, $0.54, and $1.52 per share, respectively. As of December 31, 2006, there was $1,400 of total unrecognized compensation costs related to employee stock plan purchases. These costs are expected to be recognized over a weighted-average period of 1 month.

Schedule II

TENFOLD CORPORATION

Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005, and 2004

(in thousands)

Allowances for Doubtful Accounts (Billed and Unbilled)	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Year ended December 31, 2004	$—	$33	$(1	)*	$32

Year ended December 31, 2005	$32	$(19)	$(4	)*	$9

Year ended December 31, 2006	$9	$—	$(9	)*	$—

*	Represents write-offs of accounts receivable

Deferred Tax Valuation Account	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 2004	$37,979	$(1,050)	$—	$36,929

Year ended December 31, 2005	$36,929	$2,192	$—	$39,121

Year ended December 31, 2006	$39,121	$980	$—	$40,101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2007.

Dated: February 21, 2007	/s/ Robert P. Hughes
Robert P. Hughes, Chief Financial Officer and Chief of Staff

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 21, 2007	/s/ Robert W. Felton
Robert W. Felton, Chairman of the Board of Directors, President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: February 21, 2007	/s/ Robert P. Hughes
Robert P. Hughes
Chief Financial Officer and Chief of Staff (Principal Financial and Accounting Officer)

Dated: February 21, 2007	/s/ Jeffrey L. Walker
Jeffrey L. Walker, Executive Vice President, Chief Technology Officer, and Director

Dated: February 21, 2007	/s/ Stephen H. Coltrin
Stephen H. Coltrin
Director

Dated: February 21, 2007	/s/ Ralph W. Hardy, Jr.
Ralph W. Hardy, Jr.
Director

Dated: February 21, 2007	/s/ Robert E. Parsons Jr.
Robert E. Parsons Jr.
Director