Form 10-Q
period 2007-03-31
TENFOLD CORP /UT
filed 2007-05-03
CIK 1051118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of March 31, 2007, there were 46,945,052 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risks described in this Quarterly Report, and those referenced in Part II, Item 1A “Risk Factors” to our Annual Report on Form 10-K for the year ended December 31, 2006; and those risks described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

TENFOLD CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$3,144	$3,601
Accounts receivable, (net of allowances for doubtful accounts of $0 and $0, respectively)	537	680
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $0, respectively)	18	34
Prepaid expenses and other assets	101	146

Total current assets	3,800	4,461
Restricted cash	65	74
Property and equipment, net	94	141

Total assets	$3,959	$4,676

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$232	$172
Income taxes payable	5	8
Accrued liabilities	767	1,142
Deferred revenue	1,351	1,446
Current installments of obligations under capital leases	4	10

Total current liabilities	2,359	2,778

Long-term liabilities	—	—

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 2,000,000 shares
Issued and outstanding shares: 1,788,009 shares at March 31, 2007 and 1,812,009 shares at December 31, 2006	2	2
Common stock, $0.001 par value:
Authorized: 120,000,000 shares
Issued and outstanding shares: 46,945,052 shares at March 31, 2007 and 46,557,745 shares at December 31, 2006	47	47
Additional paid-in capital	87,063	86,429
Accumulated deficit	(85,512)	(84,580)

Total stockholders’ equity	1,600	1,898

Total liabilities and stockholders’ equity	$3,959	$4,676

The accompanying notes are an integral part of these condensed financial statements.

TENFOLD CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
License	$127	$87
Services and other	1,696	512

Total revenues	1,823	599

Operating expenses:
Cost of revenues	925	586
Sales and marketing	207	191
Research and development	965	1,123
General and administrative	690	612

Total operating expenses	2,787	2,512

Loss from operations	(964)	(1,913)

Other income (expense):
Interest income	37	8
Interest expense	—	(19)

Total other income, net	37	(11)

Loss before income taxes	(927)	(1,924)
Provision (benefit) for income taxes	5	—

Net loss	$(932)	$(1,924)

Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	—	(1,761)

Net loss applicable to common shareholders	$(932)	$(3,685)

Basic loss per common share	$(0.02)	$(0.08)

Diluted loss per common share	$(0.02)	$(0.08)

Weighted average common and common equivalent shares used to calculate loss per share:
Basic	46,717	46,482

Diluted	46,717	46,482

The accompanying notes are an integral part of these condensed financial statements.

TENFOLD CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(932)	$(1,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58	61
Stock-based compensation expense	619	502

Changes in operating assets and liabilities:
Accounts receivable	143	60
Unbilled accounts receivable	16	2
Prepaid expenses and other assets	45	81
Accounts payable	60	(173)
Income taxes payable	(3)	(7)
Accrued liabilities	(375)	9
Deferred revenues	(95)	(242)

Net cash used in operating activities	(464)	(1,631)

Cash flows from investing activities:
Decrease in restricted cash	9	—
Additions to property and equipment	(11)	(5)

Net cash used in investing activities	(2)	(5)

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	15	10
Proceeds from issuance of convertible preferred stock and warrants	—	6,072
Proceeds from issuance of notes payable	—	500
Principal payments on notes payable	—	(1,100)
Principal payments on obligations under capital leases	(6)	(8)

Net cash provided by financing activities	9	5,474

Net increase (decrease) in cash and cash equivalents	(457)	3,838
Cash and cash equivalents at beginning of period	3,601	1,344

Cash and cash equivalents at end of period	$3,144	$5,182

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2	$7
Cash paid for interest	—	19

The accompanying notes are an integral part of these condensed financial statements.

TENFOLD CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited Condensed Financial Statements included herein have been prepared by TenFold Corporation (“TenFold”) pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, “TenFold,” the “Company,” “we,” “our” and similar terms refer to TenFold Corporation, unless the context indicates otherwise. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2007.

This report should be read in conjunction with our audited Financial Statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Our financial statements have been prepared under the assumption that we will continue as a going concern. The independent auditors’ opinion on our December 31, 2006 financial statements, however, includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As of March 31, 2007, our principal source of liquidity was our cash and cash equivalents of $3.1 million. Although we have made progress closing new sales to both existing and new customers in 2006 and 2007, and generally improved our cash flow, such sales have not been sufficient or consistent enough to generate sustained positive cash flow from operations, or profitability. As a result, significant challenges and risks remain:

•

We have not been able to generate positive cash flow from operations for the four years ended December 31, 2006, or the three months ended March 31, 2007. Our net cash used in operating activities was $464,000 for the three months ended March 31, 2007, and $4.4 million for the year ended December 31, 2006.

•

We have experienced difficulty closing substantial new sales, and it is unclear when or if we can expect to predictably close material sales to new or existing customers, and to achieve and sustain positive cash flow from operations. Under the leadership of our new Chief Executive Officer, Robert W. Felton, we changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. Although we expect to be more successful with this new model, our experience with the new model is limited. We made progress closing new sales to both existing and new customers, began new consulting projects in 2006 and 2007, and generally improved our cash flow. However, such sales have not been sufficient or consistent enough to generate sustained positive cash flow from operations, or profitability. There can be no assurance that we will be successful closing sufficient new sales. If we do not close significant future sales, our existing cash resources will not be sufficient to fund our operations beyond the third quarter of 2007.

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

We enter into contracts that generally involve multiple elements, such as software products, post-contract customer support (“PCS”), training, and time-and-material services. For accounting purposes, we allocate a portion of the contract fee to each undelivered element based on the relative fair values of the elements and allocate the fee for delivered software products using the residual method. The fair values of an element must be based on vendor specific objective evidence (“VSOE”). We establish VSOE based on the price charged when the same element is sold separately. For consulting services, we base VSOE on the rates charged when the services are sold separately under time-and-materials contracts. We base VSOE for training on the rates charged when training is sold separately for supplemental training courses. For PCS, VSOE is determined by reference to the renewal rate we charge the customer in future periods.

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

We recognize license revenues from EnterpriseTenFold licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: we have signed a noncancellable license agreement with nonrefundable fees; we have delivered the software product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. This policy applies either when the licenses are sold separately or when an EnterpriseTenFold license is sold with an applications development project. Services relating to the licenses typically include post contract customer support services, general time-and-materials consulting, and training; and do not add significant functionality, features, or significantly alter the software. In addition, similar services are available from other vendors; there are no milestones or customer specific acceptance criteria which affect the realizability of the software license fee; and the software license fee is non-cancelable and non-refundable.

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

3. Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands except per share data):

	Three Months Ended March 31,
	2007	2006
Numerator:
Numerator for basic loss per share – net loss applicable to common shareholders	$(932)	$(3,685)

Numerator for diluted loss per share – net loss applicable to common shareholders	$(932)	$(3,685)

Denominator:
Denominator for basic loss per share – weighted average shares	46,717	46,482

Stock options and other dilutive securities	—	—

Denominator for diluted loss per share	46,717	46,482

Loss per common share:
Basic loss per common share	$(0.02)	$(0.08)

Diluted loss per common share	$(0.02)	$(0.08)

Employee stock options that could potentially dilute basic earnings (loss) per share in the future, of which there were 21,997,246 and 23,369,871 outstanding on March 31, 2007 and 2006, respectively, that have a weighted average exercise price of $1.26 and $1.78 per share, respectively, were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods.

The computation of diluted loss per common share for the three months ended March 31, 2007 and 2006 excludes the assumed conversion of 1,788,009 and 1,500,000 shares, respectively, of convertible preferred stock outstanding at March 31, 2007, and 2006, respectively, from our 2006 capital raising transactions, which are convertible into 24,216,556 and 20,315,802 shares, respectively, of common stock, because the impact of the conversion would be anti-dilutive.

Warrants to purchase 12,270,803 and 10,157,899 shares of common stock outstanding at March 31, 2007 and 2006, respectively, from our 2006 capital raising transactions, were also excluded from the computation of diluted loss per common share because to do so would have been anti-dilutive for the period. The warrants have an exercise price of $0.62 per share.

4. Restricted Cash

Restricted cash of $65,000 at March 31, 2007, and $74,000 at December 31, 2006, is maintained to support various accounts payable activities.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Condensed Financial Statements as of and for the three months ended March 31, 2007, and 2006, reflect the impact of SFAS 123(R). Under that transition method, compensation cost recognized in the first three months of 2007 and 2006 includes: (a) amortization related to the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) amortization related to compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

We have three stock-based employee option plans and an ESPP which are described more fully in Note 12 and Note 13, respectively, in our 2006 Annual Report on Form 10-K. As of March 31, 2007, we had approximately 12.8 million shares of common stock reserved for future issuance under the stock option plans and the ESPP.

The adoption of SFAS 123(R) had a significant impact on our results of operations. Our statements of operations for the three months ended March 31, 2007 and 2006 include the following stock-based compensation expense from stock options and ESPP:

(in thousands)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cost of revenues	$54	$59
Sales and marketing	6	5
Research and development	266	262
General and administrative	293	176

Stock-based compensation expense included in operating expenses	619	502
Tax benefit	—	—

Stock-based compensation expense included in net loss	$619	$502

TenFold Director Richard H. Bennett resigned from the Board of Directors effective January 2, 2007. On March 12, 2007, the Board of Directors approved extending the exercise period for certain options previously granted to Mr. Bennett, and canceling certain other options. As a result of this option modification, we recognized an option modification charge of $71,000 during the quarter ended March 31, 2007.

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 0.7 year, was $1.7 million, at March 31, 2007.

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

Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three months ended March 31, 2007, and 2006 are shown below:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Expected volatility	159%	163%
Expected dividends	0%	0%
Expected term	6.11 Years	6.11 Years
Risk-free interest rate	4.64%	4.41%

The expected volatility rate was estimated based on the historical volatility of our common stock. The expected term was calculated using the SEC “simplified” method as provided for in Staff Accounting Bulletin No. 107. The risk-free interest rates are the rates provided by the U.S Treasury for Daily Treasury Yield Curve Rates commonly referred to as “Constant Maturity Treasury” rates in effect at the time of grant with a remaining term equal to the expected option term.

The pre-vesting forfeiture rates used for the three months ended March 31, 2007, and March 31, 2006, were based on historical rates and forward-looking factors. As required under SFAS 123(R), we will adjust the estimated forfeiture rates to our actual experience. Prior to adoption of SFAS 123(R), we accounted for forfeitures as they occurred.

A summary of the time-based stock option awards as of March 31, 2007, and changes during the three months then ended, is as follows:

Stock Option Awards	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2007	22,168,871	$1.28
Granted	45,000	0.34
Exercised	—	—
Forfeited or expired	(216,625)	2.71

Outstanding at March 31, 2007	21,997,246	$1.26	6.77	$3,259

Exercisable at March 31, 2007	18,748,673	$1.37	6.41	$2,641

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2007, and March 31, 2006, were $0.33 and $0.28, respectively. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three months ended March 31, 2007 and March 31, 2006 were $611,000 and $498,000, respectively. At March 31, 2007, there was $1.7 million of unrecognized stock-based compensation expense related to non-vested options, which is expected to be recognized over a weighted-average period of 0.7 year.

Employee Stock Purchase Plan

Our 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by our Board of Directors and approved by our stockholders in March 1999. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, has two six-month offering periods each year, with new offering periods commencing on February 1 and August 1 of each year. Eligible full-time employees, through payroll deductions, are allowed to purchase a limited number of shares of our common stock during each offering period at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. We account for the ESPP as a compensatory plan and recorded compensation expense for the three months ended March 31, 2007 and March 31, 2006 of $7,600 and $3,600, respectively, in accordance with SFAS 123(R).

The fair value of issuances under the purchase plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option, and using the Black-Scholes valuation model. Our weighted-average assumptions used in the Black-Scholes valuation model for our ESPP grants during the three months ended March 31, 2007 and 2006 are shown below:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Expected volatility	145%	106%
Expected dividends	0%	0%
Expected term	0.5 Years	0.5 Years
Risk-free interest rate	5.16%	4.6%

The expected volatility rate was estimated based on the historical volatility of our common stock over a six-month period. The expected term is the same as the requisite service period. The risk-free interest rates are the rates provided by the U.S Treasury for Daily Treasury Yield Curve Rates commonly referred to as “Constant Maturity Treasury” rates in effect at the time of grant with a remaining term equal to the expected term.

During the quarters ended March 31, 2007, and 2006, 62,255 and 56,264 shares of common stock were purchased under the ESPP at an average price of $0.23 and $0.19 per share, respectively. As of March 31, 2007, there was $9,500 of total unrecognized compensation costs related to employee stock plan purchases. These costs are expected to be recognized over a weighted average period of 2.5 months.

6. Income Taxes

We had a provision for income taxes of $5,000 for three months ended March 31, 2007 related to foreign withholding taxes. No provision for income taxes was required for the three months ended March 31, 2006.

At March 31, 2007, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

7. Commitments

We lease office space and equipment under non-cancelable lease agreements, which expire at various dates through 2007. Future minimum lease payments under non-cancelable operating and capital lease obligations, in excess of one year, at March 31, 2007, are as follows (in thousands):

	Total	Operating	Capital
2007	$197	$193	$4
Thereafter	—	—	—

Total minimum lease payments	$197	$193	4

Less: Amount representing interest			0

Present value of net minimum capital lease payments			4
Less: Current installments of obligations under capital leases			4

Obligations under capital leases, excluding current installments			$0

8. Legal Proceedings and Contingencies

Unresolved Stockholder Matter

On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of our officers and directors, and certain underwriters of our initial public offering. An amended complaint was filed on April 24, 2002. TenFold and certain of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including TenFold. On June 27, 2003, our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of TenFold and of the individual defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from TenFold’s insurers regarding recovery from the underwriter defendants and other consideration from TenFold regarding its underwriters. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion regarding class certification, we do not believe the proposed settlement can be approved by the district court. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including a right to replace an infringing product or cancel the software license and return the fees paid by the customer. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements, and no such claims were outstanding at March 31, 2007. As a result, we have not recorded a liability for infringement costs as of March 31, 2007.

Our agreements with customers also generally provide a warranty that for so long as the customer is paying for support services, our software will materially conform to the related documentation, and that our software has been developed in a workmanlike manner. To date, we have not incurred significant warranty costs. As a result, we have not recorded a liability for warranty costs as of March 31, 2007.

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

Revenues from customers outside of North America were approximately 6 percent of total revenues for the three months ended March 31, 2007 as compared to 17 percent of total revenues for the same period in 2006. The decrease in the percentage results primarily from growth in revenues from customers located in North America. Our long-lived assets are deployed in the United States.

Five customers accounted for a total of 60 percent of our revenues for the three months ended March 31, 2007 (individually 15 percent, 15 percent, 10 percent, 10 percent, and 10 percent of our total revenues) compared to two customers accounting for a total of 39 percent of our total revenues for the same period in 2006 (individually 20 percent and 19 percent of our total revenues). No other single customer accounted for more than 10 percent of our total revenues for the three months ended March 31, 2007 or the same period in 2006.

10. Recent Accounting Pronouncements

On January 1, 2007, we adopted SFAS No. 155, Accounting for Certain Hybrid Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. Our adoption of this new standard has not had a material impact on our financial position, results of operations or cash flows.

On January 1, 2007, we adopted SFAS No. 156, Accounting for Servicing of Financial Assets to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. Our adoption of this new standard has not had a material impact on our financial position, results of operations or cash flows.

On January 1, 2007, we adopted Emerging Issues Task Force Issue, or EITF, No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-3 requires that, for interim and annual reporting periods beginning after December 15, 2006, we disclose our policy related to the presentation of sales taxes and similar assessments related to our revenue transactions. Early adoption is permitted. EITF No. 06-3 has had no effect on our financial position and results of operations.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, de-recognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Our adoption of this new standard has had no impact on our financial position, results of operations or cash flows.

On January 1, 2007, we adopted SFAS No. 157 Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Our adoption of this new standard has not had a material impact on our financial position, results of operations or cash flows.

On January 1, 2007, we adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. As we do not have any defined benefit postretirement plans, our adoption of this new standard has not had a material impact on our financial position, results of operations or cash flows.

On January 1, 2007, we adopted FASB Staff Position (FSP) Emerging Issues Task Force (“EITF”) 00-19-2, “Accounting for Registration Payment Arrangements,” which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, Accounting for Contingencies and FASB Interpretation 14, Reasonable Estimation of the Amount of Loss. Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants. A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified financial instruments or fails to have the registration statement declared effective within a specific period. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP’s issuance date. For previously issued registration payment arrangements and financial instruments subject to those arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006. Our adoption of this new standard has not had a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting the provisions of SFAS No. 159.

11. Related Person Transactions

During 2005, we entered into agreements with a new customer, DevonWay, to provide licenses, consulting services, technical support services, and training. Our Chairman, CEO and President, Robert W. Felton, is the founder and majority shareholder of DevonWay. All disinterested members of our Board of Directors approved of the related party transactions and general ongoing business relationship with DevonWay.

Our revenues from DevonWay for the three months ended March 31, 2007, and 2006 were $8,300 and $23,300, respectively. For the three months ended March 31, 2007, and 2006, we received cash inflows from DevonWay of $0 and $31,800, respectively. As of March 31, 2007 and 2006, we had no accounts receivable due from DevonWay. For the three months ended March 31, 2007 and 2006, we paid fees to DevonWay of $0 and $9,400, respectively, for marketing-related services. During late 2006 and continuing into 2007, DevonWay provided a consulting staff to us for use on one of our projects. For the three months ended March 31, 2007, we paid fees to DevonWay of $31,200, for such consulting services. (No such fees were paid during the three months ended March 31, 2006 because we did not engage the DevonWay consulting staff until the fourth quarter of 2006.) As of March 31, 2007, and 2006, we had accounts payable due to DevonWay of $20,200 and $2,800, respectively.

12. Capital Stock

During the three months ended March 31, 2007, the number of shares of common stock outstanding increased by 387,307, from the conversion of 24,000 shares of convertible preferred stock into 325,052 shares of common stock, and from 62,255 shares issued under our Employee Stock Purchase Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

TenFold provides services and technology for building complex, Service Oriented Architecture (“SOA”)-compliant, enterprise-scale applications in significantly less time and cost than it would otherwise take using traditional development technologies. We believe that with our technology, EnterpriseTenFold SOA, customers will also experience significantly reduced ongoing applications maintenance and enhancement costs compared to what they generally experience with legacy applications.

Our business model focuses on providing applications development services and our EnterpriseTenFold SOA product, along with product support and training, to customers who can use a TenFold team or their own business teams to build and maintain applications.

At the end of 2005, we replaced our former Chief Executive Officer, with long-time TenFold director and shareholder, Robert W. Felton. Under his leadership, we have changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. We believe that providing larger consulting projects (that include the full breadth of applications consulting from applications design through production implementation) will be a more successful model for both our customers and us. We believe that some of our earlier customers would have been more successful with their projects with more consulting assistance than they chose to purchase under our prior business model. During 2006 and the first three months of 2007, we made progress closing new sales to both existing and new customers, began new consulting projects, and generally improved our cash flow. However, such sales have not been sufficient or consistent enough to generate sustained positive cash flow from operations, or profitability. As a result, increasing sales further remains a key goal, and until we do so, we are likely to continue to experience negative cash flow from operations and losses. If we do not close significant future sales, our existing cash resources will not be sufficient to fund our operations beyond the third quarter of 2007.

Results of Operations

For the first three months of 2007, we had revenues of $1.8 million, an operating loss of $964,000, and a net loss of $932,000. This compares to revenues of $599,000, an operating loss of $1.9 million, a net loss of $1.9 million, and a net loss applicable to common shareholders of $3.7 million for the same period in 2006.

The following table sets forth, for the periods indicated, the percentage relationship of selected items from our statements of operations to total revenues.

	Three Months Ended March 31,
	2007	2006
Revenues:
License	7%	15%
Services and other	93%	85%

Total revenues	100%	100%

Operating expenses:
Cost of revenues	51%	98%
Sales and marketing	11%	32%
Research and development	53%	187%
General and administrative	38%	102%

Total operating expenses	153%	419%

Loss from operations	(53%)	(319%)
Total other income, net	2%	(2%)

Loss before income taxes	(51%)	(321%)
Provision (benefit) for income taxes	—	—

Net loss	(51%)	(321%)

Deemed dividend related to warrants issued with
Preferred stock and beneficial conversion feature on preferred stock	—	(294%)

Net loss applicable to common shareholders	(51%)	(615%)

Revenues

Total revenues increased $1.2 million, or 204 percent, to $1.8 million for the three months ended March 31, 2007, as compared to $599,000 for the same period in 2006.

Services and other revenues increased $1.2 million, or 231 percent, to $1.7 million for the three months ended March 31, 2007 as compared to $512,000 for the same period in 2006. The increase in services and other revenues is primarily due to our providing more time-and-materials consulting services during the three months ended March 31,2007, than in the same period in 2006, resulting from our sales of new consulting projects during the latter part of 2006 and into 2007.

License revenues increased $40,000, or 46 percent, to $127,000 for the three months ended March 31, 2007, as compared to $87,000 for the same period in 2006. The increase in license revenue is due primarily to larger sized license sales in 2007 than in the same period in 2006.

Revenues from customers outside of North America were approximately 6 percent of total revenues for the three months ended March 31, 2007 as compared to 17 percent of total revenues for the same period in 2006. The decrease in the percentage results primarily from growth in revenues from customers located in North America. Our long-lived assets are deployed in the United States.

Five customers accounted for a total of 60 percent of our revenues for the three months ended March 31, 2007 (individually 15 percent, 15 percent, 10 percent, 10 percent, and 10 percent of our total revenues) compared to two customers accounting for a total of 39 percent of our total revenues for the same period in 2006 (individually 20 percent and 19 percent of our total revenues). No other single customer accounted for more than 10 percent of our total revenues for the three months ended March 31, 2007 or the same period in 2006.

We continue to market actively to new and existing customers. We made progress closing new sales to both existing and new customers and began new consulting projects in 2006 and 2007. However, such sales have not been sufficient or consistent enough to generate sustained positive cash flow from operations or profitability. We continue to face a challenging sales environment. As a result, it is unclear if or when we can expect to close significant sales to new or existing customers, and until we repeatedly do so we are likely to continue to experience negative cash flow from operations and losses.

Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel and contractors to provide applications development and implementation consulting, support, and training services. Cost of revenues increased $339,000, or 58 percent, to $925,000 for the three months ended March 31, 2007 compared to $586,000 for the same period in 2006. The increase in cost of revenues is due primarily to having more staff working on more customer projects in 2007. The significant improvement in gross margin percentage reflects benefit from our increased revenues and greater utilization of our existing staff.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel and contractors; and the cost of website development, collateral production and other marketing activities. Sales and marketing expenses increased $16,000, or 8 percent, to $207,000 for the three months ended March 31, 2007 as compared to $191,000 for the same period in 2006.

Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $158,000, or 14 percent, to $965,000 for the three months ended March 31, 2007, as compared to $1.1 million for the same period in 2006. The decrease in research and development expenses is due primarily to more costs being allocated out of research and development to cost of revenues as more research and development staff worked on billable projects during the three months ended March 31, 2007, than in the same period in 2006.

General and Administrative. General and administrative expenses consist primarily of the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses increased $78,000, or 13 percent, to $690,000 for the three months ended March 31, 2007 as compared to $612,000 for the same period in 2006. The increase is due primarily to an option modification charge related to stock-based compensation for a director that resigned on January 2, 2007. See Note 5 of Notes to Condensed Financial Statements for more information on stock-based compensation expenses.

Total Other Income, net

Net total other income was income of $37,000 for the three months ended March 31, 2007, as compared to a loss of $11,000 for the same period in 2006.

Provision for Income Taxes

We had a provision for income taxes of $5,000 for three months ended March 31, 2007 related to foreign withholding taxes. No provision for income taxes was required for the three months ended March 31, 2006.

At March 31, 2007, management has recognized a valuation allowance for the full amount of the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

Deemed dividend related to convertible preferred stock

As a result of the warrants sold with the convertible preferred stock and the beneficial conversion feature inherent in the conversion rights and preferences of the convertible preferred stock issued in March 2006, we recognized a non-cash deemed dividend of $1,761,000 during the three months ended March 31, 2006. This deemed dividend was calculated based on the conversion price compared to the market price on the date of issuance of the convertible preferred shares.

Balance Sheet Items

Accrued liabilities. Accrued liabilities decreased $375K, or 33 percent, to $767,000 at March 31, 2007, from $1.1 million at December 31, 2006. The decrease is primarily due to the final cash severance payment made to our prior CEO, required under the Separation Agreement and Release dated May 19, 2006.

Additional paid-in capital. Additional paid in capital increased by $634K, or 1 percent, to $87.1 million at March 31, 2007, from $86.4 million at December 31, 2006. The increase is primarily due to stock-based compensation expense of $619,000. See Note 5 of Notes to Condensed Financial Statements for more information.

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

Liquidity and Capital Resources

Net cash used in operating activities was $464,000 for the three months ended March 31, 2007 as compared to $1.6 million for the same period in 2006.

Net cash used in investing activities was $2,000 for the three months ended March 31, 2007 as compared to $5,000 for the same period in 2006.

Net cash provided by financing activities was $9,000 for the three months ended March 31, 2007 as compared to $5.5 million for the same period in 2006. Net cash provided by financing activities for the three months ended March 31, 2006 included $6.1 million of net proceeds from the sale of convertible preferred stock and warrants, $500,000 from issuance of notes payable, less $1.1 million in principal payments on notes payable which were repaid in full upon closing our capital raising transaction in March 2006.

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenue balances of $1.4 million at March 31, 2007 and $1.4 million at December 31, 2006. When, over time, we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

As of March 31, 2007, our principal source of liquidity was our cash and cash equivalents of $3.1 million. Although we have made progress closing new sales to both existing and new customers in 2006 and 2007, and generally improved our cash flow, such sales have not been sufficient or consistent enough to generate sustained positive cash flow from operations, or profitability. As a result, significant challenges and risks remain:

•

We have not been able to generate positive cash flow from operations for the four years ended December 31, 2006, or the three months ended March 31, 2007. Our net cash used in operating activities was $464,000 for the three months ended March 31, 2007, and $4.4 million for the year ended December 31, 2006.

•

We have experienced difficulty closing substantial new sales, and it is unclear when or if we can expect to predictably close material sales to new or existing customers, and to achieve and sustain positive cash flow from operations. Under the leadership of our new Chief Executive Officer, Robert W. Felton, we changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. Although we expect to be more successful with this new model, our experience with the new model is limited. We made progress closing new sales to both existing and new customers, began new consulting projects in 2006 and 2007, and generally improved our cash flow. However, such sales have not been sufficient or consistent enough to generate sustained positive cash flow from operations, or profitability. There can be no assurance that we will be successful closing sufficient new sales. If we do not close significant future sales, our existing cash resources will not be sufficient to fund our operations beyond the third quarter of 2007.

Disclosure about Contractual Obligations

The following table sets forth certain contractual obligations recorded in the condensed financial statements as of March 31, 2007 and summary information is presented in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	4	4	—	—	—
Operating lease obligations	193	193	—	—	—
Purchase obligations	102	102	—	—	—
Other long term liabilities reflected on the registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$299	$299	$—	$—	$—

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

Our revenues from DevonWay for the three months ended March 31, 2007, and 2006 were $8,300 and $23,300, respectively. For the three months ended March 31, 2007, and 2006, we received cash inflows from DevonWay of $0 and $31,800, respectively. As of March 31, 2007 and 2006, we had no accounts receivable due from DevonWay. For the three months ended March 31, 2007 and 2006, we paid fees to DevonWay of $0 and $9,400, respectively, for marketing-related services. During late 2006 and continuing into 2007, DevonWay provided a consulting staff to us for use on one of our projects. For the three months ended March 31, 2007, we paid fees to DevonWay of $31,200, for such consulting services. (No such fees were paid during the three months ended March 31, 2006 because we did not engage the DevonWay consulting staff until the fourth quarter of 2006.) As of March 31, 2007, and 2006, we had accounts payable due to DevonWay of $20,200 and $2,800, respectively.

Recent Accounting Pronouncements

On January 1, 2007, we adopted SFAS No. 155, Accounting for Certain Hybrid Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. Our adoption of this new standard has not had a material impact on our financial position, results of operations or cash flows.

On January 1, 2007, we adopted SFAS No. 156, Accounting for Servicing of Financial Assets to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. Our adoption of this new standard has not had a material impact on our financial position, results of operations or cash flows.

On January 1, 2007, we adopted Emerging Issues Task Force Issue, or EITF, No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-3 requires that, for interim and annual reporting periods beginning after December 15, 2006, we disclose our policy related to the presentation of sales taxes and similar assessments related to our revenue transactions. Early adoption is permitted. EITF No. 06-3 has had no effect on our financial position and results of operations.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, de-recognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Our adoption of this new standard has had no impact on our financial position, results of operations or cash flows.

On January 1, 2007, we adopted SFAS No. 157 Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Our adoption of this new standard has not had a material impact on our financial position, results of operations or cash flows.

On January 1, 2007, we adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. As we do not have any defined benefit postretirement plans, our adoption of this new standard has not had a material impact on our financial position, results of operations or cash flows.

On January 1, 2007, we adopted FASB Staff Position (FSP) Emerging Issues Task Force (“EITF”) 00-19-2, “Accounting for Registration Payment Arrangements,” which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, Accounting for Contingencies and FASB Interpretation 14, Reasonable Estimation of the Amount of Loss. Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants. A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified financial instruments or fails to have the registration statement declared effective within a specific period. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP’s issuance date. For previously issued registration payment arrangements and financial instruments subject to those arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006. Our adoption of this new standard has not had a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting the provisions of SFAS No. 159.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” appearing on page 40 of our 2006 Annual Report on Form 10-K for information relating to our interest rate and currency rate risks. There have been no material changes in such risks through March 31, 2007.

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

Reference is made to Part I, Item 1A “Risk Factors,” beginning on page 18 of TenFold’s 2006 Annual Report on Form 10-K for information relating to TenFold’s risk factors. There have been no material changes in such risks through March 31, 2007.

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

TenFold Corporation

/s/ Robert W. Felton
Robert W. Felton
Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)
May 3, 2007

/s/ Robert P. Hughes
Robert P. Hughes
Chief Financial Officer and Chief of Staff (Principal Financial and Accounting Officer)
May 3, 2007