Form 10-Q
period 2007-06-30
TENFOLD CORP /UT
filed 2007-08-01
CIK 1051118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of June 30, 2007, there were 47,270,104 shares of the registrant’s Common Stock outstanding.

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

TENFOLD CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2007	December 31, 2006
Assets

Current assets:
Cash and cash equivalents	$1,712	$3,601
Accounts receivable, (net of allowances for doubtful accounts of $0 and $0, respectively)	572	680
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $0, respectively)	5	34
Prepaid expenses and other assets	296	146

Total current assets	2,585	4,461

Restricted cash	65	74
Property and equipment, net	144	141

Total assets	$2,794	$4,676

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$129	$172
Income taxes payable	5	8
Accrued liabilities	787	1,142
Deferred revenue	960	1,446
Current installments of obligations under capital leases	1	10

Total current liabilities	1,882	2,778

Long-term liabilities	—	—

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 2,000,000 shares
Issued and outstanding shares: 1,764,009 shares at June 30, 2007 and 1,812,009 shares at December 31, 2006	2	2
Common stock, $0.001 par value:
Authorized: 120,000,000 shares
Issued and outstanding shares: 47,270,104 shares at June 30, 2007 and 46,557,745 shares at December 31, 2006	47	47
Additional paid-in capital	87,582	86,429
Accumulated deficit	(86,719)	(84,580)

Total stockholders’ equity	912	1,898

Total liabilities and stockholders’ equity	$2,794	$4,676

The accompanying notes are an integral part of these condensed financial statements.

TENFOLD CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
License	$35	$54	$162	$141
Services and other	1,545	656	3,241	1,168

Total revenues	1,580	710	3,403	1,309

Operating expenses:
Cost of revenues	1,064	634	1,989	1,220
Sales and marketing	234	270	441	461
Research and development	907	1,094	1,872	2,217
General and administrative	612	409	1,302	1,021

Total operating expenses	2,817	2,407	5,604	4,919

Loss from operations	(1,237)	(1,697)	(2,201)	(3,610)

Other income (expense):
Interest income	32	45	69	53
Interest expense	—	(1)	—	(20)
Other income	—	1	—	1

Total other income, net	32	45	69	34

Loss before income taxes	(1,205)	(1,652)	(2,132)	(3,576)
Provision for income taxes	2	—	7	—

Net loss	$(1,207)	$(1,652)	$(2,139)	$(3,576)

Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	—	—	—	(1,761)

Net loss applicable to common shareholders	$(1,207)	$(1,652)	$(2,139)	$(5,337)

Basic loss per common share	$(0.03)	$(0.04)	$(0.05)	$(0.11)

Diluted loss per common share	$(0.03)	$(0.04)	$(0.05)	$(0.11)

Weighted average common and common equivalent shares used to calculate loss per share:
Basic	46,956	46,502	46,837	46,492

Diluted	46,956	46,502	46,837	46,492

The accompanying notes are an integral part of these condensed financial statements.

TENFOLD CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,139)	$(3,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80	120
Stock-based compensation expense	1,138	862

Changes in operating assets and liabilities:
Accounts receivable	108	(41)
Unbilled accounts receivable	29	(1)
Prepaid expenses and other assets	(150)	19
Accounts payable	(43)	(284)
Income taxes payable	(3)	(7)
Accrued liabilities	(355)	(243)
Deferred revenues	(486)	(398)

Net cash used in operating activities	(1,821)	(3,549)

Cash flows from investing activities:
Decrease in restricted cash	9	—
Additions to property and equipment	(83)	(15)

Net cash used in investing activities	(74)	(15)

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	15	10
Proceeds from issuance of convertible preferred stock and warrants	—	6,072
Proceeds from issuance of notes payable	—	500
Principal payments on notes payable	—	(1,100)
Principal payments on obligations under capital leases	(9)	(18)

Net cash provided by financing activities	6	5,464

Net increase (decrease) in cash and cash equivalents	(1,889)	1,900
Cash and cash equivalents at beginning of period	3,601	1,344

Cash and cash equivalents at end of period	$1,712	$3,244

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2	$7
Cash paid for interest	—	20

The accompanying notes are an integral part of these condensed financial statements.

TENFOLD CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited Condensed Financial Statements included herein have been prepared by TenFold Corporation (“TenFold”) pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, “TenFold,” the “Company,” “we,” “our” and similar terms refer to TenFold Corporation, unless the context indicates otherwise. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2007.

This report should be read in conjunction with our audited Financial Statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions, including for example, estimated project costs and profitability and accounts receivable allowances. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Our financial statements have been prepared under the assumption that we will continue as a going concern. The independent auditors’ opinion on our December 31, 2006 financial statements, however, includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As of June 30, 2007, our principal source of liquidity was our cash and cash equivalents of $1.7 million. Although we have generally made progress closing new sales to both existing and new customers in 2006 and 2007, our overall sales have not been sufficient or consistent enough to generate sustained positive cash flow from operations, or profitability. As a result, significant challenges and risks remain:

•

We have not been able to generate positive cash flow from operations for the four years ended December 31, 2006, or the six months ended June 30, 2007. Our net cash used in operating activities was $1.8 million for the six months ended June 30, 2007, and $4.4 million for the year ended December 31, 2006. Our quarterly total net cash outflow increased from $457,000 for the quarter ended March 31, 2007 to $1.4 million for the quarter ended June 30, 2007, as inflows from customers have decreased from slower sales and outflows have increased for increased staffing, unexpected large medical claims, and replacement of aging computer equipment.

•

We have experienced some difficulty in closing substantial new sales, and it is unclear when or if we can expect to predictably close material sales to new or existing customers, and to achieve and sustain positive cash flow from operations. Under the leadership of our Chief Executive Officer, Robert W. Felton, we changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. We have generally made progress closing new sales to both existing and new customers and began new consulting projects in 2006 and 2007. Such sales have been a source of ongoing business as some of these customers expanded their use of our services. However, our overall sales have not been sufficient or consistent enough to generate sustained positive cash flow from operations, or profitability.

And the total value of our sales closed during the quarter ended June 30, 2007 decreased significantly compared to the quarter ended March 31, 2007. Although we intend to reverse this trend and increase sales in Q3 and Q4, there can be no assurance that we will be successful doing so. If we do not close significant future sales in the near-term, our existing cash resources will not be sufficient to fund our operations beyond the third quarter of 2007.

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

In our statements of operations, we present revenue net of sales taxes and any similar assessments.

3.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic loss per share – net loss applicable to common shareholders	$(1,207)	$(1,652)	$(2,139)	$(5,337)

Numerator for diluted loss per share – net loss applicable to common shareholders	$(1,207)	$(1,652)	$(2,139)	$(5,337)

Denominator:
Denominator for basic loss per share – weighted average shares	46,956	46,502	46,837	46,492

Stock options and other dilutive securities	—	—	—	—

Denominator for diluted loss per share	46,956	46,502	46,837	46,492

Loss per common share:
Basic loss per common share	$(0.03)	$(0.04)	$(0.05)	$(0.11)

Diluted loss per common share	$(0.03)	$(0.04)	$(0.05)	$(0.11)

Employee stock options that could potentially dilute basic earnings (loss) per share in the future, of which there were 22,209,258 and 17,136,558 outstanding on June 30, 2007 and 2006, respectively, that have a weighted average exercise price of $1.25 and $1.64 per share, respectively, were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods.

The computation of diluted loss per common share for the three and six months ended June 30, 2007 and 2006 excludes the assumed conversion of 1,764,009 and 1,500,000 shares, respectively, of convertible preferred stock outstanding at June 30, 2007, and 2006, respectively, from our 2006 capital raising transactions, which are convertible into 23,891,503 and 20,315,802 shares, respectively, of common stock, because the impact of the conversion would be anti-dilutive.

Warrants to purchase 12,270,803 and 10,157,899 shares of common stock outstanding at June 30, 2007 and 2006, respectively, from our 2006 capital raising transactions, were also excluded from the computation of diluted loss per common share because to do so would have been anti-dilutive for the period. The warrants have an exercise price of $0.62 per share.

4.	Restricted Cash

Restricted cash of $65,000 at June 30, 2007, and $74,000 at December 31, 2006, is maintained to support various accounts payable activities.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Condensed Financial Statements as of and for the three and six months ended June 30, 2007, and 2006, reflect the impact of SFAS 123(R). Under that transition method, compensation cost recognized in the first six months of 2007 and 2006 includes: (a) amortization related to the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) amortization related to compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

We have three stock-based employee option plans and an ESPP which are described more fully in Note 12 and Note 13, respectively, in our 2006 Annual Report on Form 10-K. As of June 30, 2007, we had approximately 12.6 million shares of common stock reserved for future issuance under the stock option plans and the ESPP.

The adoption of SFAS 123(R) had a significant impact on our results of operations. Our statements of operations for the three and six months ended June 30, 2007 and 2006 include the following stock-based compensation expense from stock options and ESPP:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues	$48	$59	$102	$118
Sales and marketing	6	6	12	11
Research and development	245	257	511	519
General and administrative	220	38	513	214

Stock-based compensation expense included in operating expenses	519	360	1,138	862
Tax benefit	—	—	—	—

Stock-based compensation expense included in net loss	$519	$360	$1,138	$862

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

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 0.7 year, was $1.2 million, at June 30, 2007.

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

Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three and six months ended June 30, 2007, and 2006 are shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Expected volatility	155%		162%		156%		163%
Expected dividends	0%		0%		0%		0%
Expected term	6.11	Years	6.11	Years	6.11	Years	6.11	Years
Risk-free interest rate	4.67%		5.16%		4.67%		4.50%

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

The pre-vesting forfeiture rates used for the three and six months ended June 30, 2007, and June 30 2006, were based on historical rates and forward-looking factors. As required under SFAS 123(R), we will adjust the estimated forfeiture rates to our actual experience. Prior to adoption of SFAS 123(R), we accounted for forfeitures as they occurred.

A summary of the time-based stock option awards as of June 30, 2007, and changes during the six months then ended, is as follows:

Stock Option Awards	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2007	22,168,871	$1.28
Granted	290,000	0.38
Exercised	—	—
Forfeited or expired	(249,613)	2.40

Outstanding at June 30, 2007	22,209,258	$1.25	6.55	$956

Exercisable at June 30, 2007	19,661,243	$1.33	6.28	$809

The weighted-average grant-date fair value of stock options granted during the three and six months ended June 30, 2007, was $0.36, and during the three and six months ended June 30, 2006, was $0.28. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three and six months ended June 30, 2007 was $512,000 and $1.1 million, respectively, and for the three and six months ended June 30, 2006 was $357,000 and $855,000, respectively. At June 30, 2007, there was $1.2 million of unrecognized stock-based compensation expense related to non-vested options, which is expected to be recognized over a weighted-average period of 0.7 year.

Employee Stock Purchase Plan

Our 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by our Board of Directors and approved by our stockholders in March 1999. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, has two six-month offering periods each year, with new offering periods commencing on February 1 and August 1 of each year. Eligible full-time employees, through payroll deductions, are allowed to purchase a limited number of shares of our common stock during each offering period at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. We account for the ESPP as a compensatory plan and recorded compensation expense for the three and six months ended June 30, 2007 of $7,100 and $14,700, respectively, and for the three and six months ended June 30, 2006 of $2,600 and $6,200, respectively, in accordance with SFAS 123(R).

The fair value of issuances under the purchase plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option, and using the Black-Scholes valuation model. Our weighted-average assumptions used in the Black-Scholes valuation model for our ESPP grants during the six months ended June 30, 2007 and 2006 are shown below:

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
Expected volatility	145%		106%
Expected dividends	0%		0%
Expected term	0.5	Years	0.5	Years
Risk-free interest rate	5.16%		4.6%

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

During the quarters ended June 30, 2007, and 2006, no shares of common stock were purchased under the ESPP as there is not an ESPP purchase date in our second quarter. As of June 30, 2007, there was $2,400 of total unrecognized compensation costs related to employee stock plan purchases. These costs are expected to be recognized over a weighted average period of one month.

6.	Income Taxes

The provision for income taxes for the three and six months ended June 30, 2007 of $2,000 and $7,000, respectively, relates to foreign withholding taxes. No provision for income taxes was required for the three and six months ended June 30, 2006.

At June 30, 2007, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

7.	Commitments

We lease office space and equipment under non-cancelable lease agreements, which expire at various dates through 2012. Future minimum lease payments under non-cancelable operating and capital lease obligations, in excess of one year, at June 30, 2007, are as follows (in thousands):

	Total	Operating	Capital
2007	$280	$279	$1
2008	487	487	—
2009	461	461	—
Thereafter	1,283	1,283	—

Total minimum lease payments	$2,511	$2,510	1

Less: Amount representing interest			(0)

Present value of net minimum capital lease payments			1
Less: Current installments of obligations under capital leases			1

Obligations under capital leases, excluding current installments			$0

Our office lease for our South Jordan Utah headquarters facility was due to expire on August 31, 2007. We have amended our lease to extend the term for an additional five-year term, on terms substantially similar to the prior lease. Estimated rent and operating expense payments over the five-year term of approximately $2.3 million have been included in the operating lease obligations in the table above.

8.	Legal Proceedings and Contingencies

Unresolved Stockholder Matter

On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of our officers and directors, and certain underwriters of our initial public offering. An amended complaint was filed on April 24, 2002. TenFold and certain of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including TenFold. On June 27, 2003, our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of TenFold and of the individual defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from TenFold’s insurers regarding recovery from the underwriter defendants and other consideration from TenFold regarding its underwriters. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion regarding class certification, we did not believe the proposed settlement could be approved by the district court because the defined settlement class, like the litigation class, could not be certified; and on June 25, 2007, the district court entered an order formally denying the motion for final approval of the settlement agreement. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. We believe that the plaintiffs now plan to replead their complaints and move for class certification again. We intend to continue to vigorously defend TenFold against these claims. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including a right to replace an infringing product or cancel the software license and return the fees paid by the customer. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements, and no such claims were outstanding at June 30, 2007. As a result, we have not recorded a liability for infringement costs as of June 30, 2007.

Our agreements with customers also generally provide a warranty that for so long as the customer is paying for support services, our software will materially conform to the related documentation, and that our software has been developed in a workmanlike manner. To date, we have not incurred significant warranty costs. As a result, we have not recorded a liability for warranty costs as of June 30, 2007.

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

Revenues from customers outside of North America were approximately 7 percent of total revenues for the three months ended June 30, 2007 as compared to 14 percent of total revenues for the same period in 2006. For the six months ended June 30, 2007, revenues from customers outside of North America were approximately 7 percent of total revenues as compared to 15 percent of total revenues for the same period in 2006. The decreases in the percentage results primarily from growth in revenues from customers located in North America. Our long-lived assets are deployed in the United States.

Four customers accounted for a total of 55 percent of our revenues for the three months ended June 30, 2007 (individually 19 percent, 13 percent, 12 percent, and 11 percent of our total revenues) compared to 2 customers accounting for a total of 35 percent of our total revenues for the same period in 2006 (individually 21 percent and 14 percent of our total revenues). Five customers accounted for a total of 62 percent of our revenues for the six months ended June 30, 2007 (individually 17 percent, 14 percent, 11 percent, 10 percent, and 10 percent of our total revenues, respectively) compared to 2 customers accounting for a total of 32 percent of our revenues for the same period in 2006 (individually 20 percent and 12 percent). No other single customer accounted for more than 10 percent of our total revenues for the three and six months ended June 30, 2007 or the same period in 2006.

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

Our revenues from DevonWay for the three and six months ended June 30, 2007, were $8,400 and $16,700, respectively. For the three and six months ended June 30, 2006 our revenues from DevonWay were $14,600 and $37,900, respectively. For the three and six months ended June 30, 2007, we received cash inflows from DevonWay of $34,100 and $34,100, respectively. For the three and six months ended June 30, 2006 we received cash inflows from DevonWay of $34,000, and $66,000, respectively. As of June 30, 2007 and December 31, 2006, we had no accounts receivable due from DevonWay. For the three and six months ended June 30, 2007, we paid fees to DevonWay of $22,600 and $53,800, respectively, for consulting services and marketing-related services. For the three and six months ended June 30, 2006 we paid fees to DevonWay of $7,600 and $17,000, respectively, for marketing-related services. As of June 30, 2007, and December 31, 2006, we had accounts payable due to DevonWay of $0 and $21,000, respectively.

12.	Capital Stock

During the three months ended June 30, 2007, the number of shares of common stock outstanding increased by 325,052, from the conversion of 24,000 shares of convertible preferred stock. During the six months ended June 30, 2007, the number of shares of common stock outstanding increased by 712,359, from the conversion of 48,000 shares of convertible preferred stock into 650,104 shares of common stock, and from 62,255 shares issued under our Employee Stock Purchase Plan.

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

At the end of 2005, we replaced our former Chief Executive Officer, with long-time TenFold director and shareholder, Robert W. Felton. Under his leadership, we have changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. We believe that providing larger consulting projects (that include the full breadth of applications consulting from applications design through production implementation) will be a more successful model for both our customers and us. We believe that some of our earlier customers would have been more successful with their projects with more consulting assistance than they chose to purchase under our prior business model. During 2006 and into 2007, we have generally made progress closing new sales to both existing and new customers and began new consulting projects. Such sales have been a source of ongoing business as some of these customers expanded their use of our services. However, our overall sales have not been sufficient or consistent enough to generate sustained positive cash flow from operations, or profitability. And the total value of our sales closed during the quarter ended June 30, 2007 decreased significantly compared to the quarter ended March 31, 2007. Although we intend to reverse this trend and increase sales in Q3 and Q4, there can be no assurance that we will be successful doing so. If we do not close significant future sales in the near-term, our existing cash resources will not be sufficient to fund our operations beyond the third quarter of 2007.

Results of Operations

For the first six months of 2007, we had revenues of $3.4 million, an operating loss of $2.2 million, and a net loss of $2.1 million. This compares to revenues of $1.3 million, an operating loss of $3.6 million, a net loss of $3.6 million, and a net loss applicable to common shareholders of $5.3 million for the same period in 2006.

The following table sets forth, for the periods indicated, the percentage relationship of selected items from our statements of operations to total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
License	2%	8%	5%	11%
Services and other	98%	92%	95%	89%

Total revenues	100%	100%	100%	100%

Operating expenses:
Cost of revenues	67%	89%	59%	93%
Sales and marketing	15%	38%	13%	35%
Research and development	57%	154%	55%	170%
General and administrative	39%	58%	38%	78%

Total operating expenses	178%	339%	165%	376%

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loss from operations	(78)%	(239)%	(65)%	(276)%
Total other income, net	2%	6%	2%	3%

Loss before income taxes	(76)%	(233)%	(63)%	(273)%
Provision for income taxes	—	—	—	—

Net loss	(76)%	(233)%	(63)%	(273)%

Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	—	—	—	(135)%

Net loss applicable to common shareholders	(76)%	(233)%	(63)%	(408)%

Revenues

Total revenues increased $870,000, or 123 percent, to $1.6 million for the three months ended June 30, 2007, as compared to $710,000 for the same period in 2006. For the six months ended June 30, 2007, total revenues increased $2.1 million, or 160 percent, to $3.4 million as compared to $1.3 million for the same period in 2006.

Services and other revenues increased $889,000, or 136 percent, to $1.5 million for the three months ended June 30, 2007 as compared to $656,000 for the same period in 2006. For the six months ended June 30, 2007, services and other revenues increased $2.1 million, or 177 percent, to $3.2 million as compared to $1.2 million for the same period in 2006. The increase in services and other revenues is primarily due to our providing more time-and-materials consulting services during the three and six months ended June 30, 2007, than in the same period in 2006, resulting from our sales of new consulting projects during the latter part of 2006 and into 2007.

Revenues from customers outside of North America were approximately 7 percent of total revenues for the three months ended June 30, 2007 as compared to 14 percent of total revenues for the same period in 2006. For the six months ended June 30, 2007, revenues from customers outside of North America were approximately 7 percent of total revenues as compared to 15 percent of total revenues for the same period in 2006. The decreases in the percentage results primarily from growth in revenues from customers located in North America. Our long-lived assets are deployed in the United States.

Four customers accounted for a total of 55 percent of our revenues for the three months ended June 30, 2007 (individually 19 percent, 13 percent, 12 percent, and 11 percent of our total revenues) compared to 2 customers accounting for a total of 35 percent of our total revenues for the same period in 2006 (individually 21 percent and 14 percent of our total revenues). Five customers accounted for a total of 62 percent of our revenues for the six months ended June 30, 2007 (individually 17 percent, 14 percent, 11 percent, 10 percent, and 10 percent of our total revenues, respectively) compared to 2 customers accounting for a total of 32 percent of our revenues for the same period in 2006 (individually 20 percent and 12 percent). No other single customer accounted for more than 10 percent of our total revenues for the three and six months ended June 30, 2007 or the same period in 2006.

We continue to market actively to new and existing customers. We have generally made progress closing new sales to both existing and new customers and began new consulting projects in 2006 and 2007. Such sales have been a source of ongoing business as some of these customers expanded their use of our services. However, our overall sales have not been sufficient or consistent enough to generate sustained positive cash flow from operations or profitability. And the total value of our sales closed during the quarter ended June 30, 2007 decreased significantly compared to the quarter ended March 31, 2007. Although we intend to reverse this trend and increase sales in Q3 and Q4, there can be no assurance that we will be successful doing so. As a result, it is unclear if or when we can expect to close significant sales to new or existing customers, and until we repeatedly do so we are likely to continue to experience negative cash flow from operations and losses.

Operating Expenses

Total operating expenses increased $410,000, or 17 percent, to $2.8 million for the three months ended June 30, 2007 compared to $2.4 million for the same period in 2006. For the six months ended June 30, 2007, total operating expenses increased $685,000, or 14 percent, to $5.6 million as compared to $4.9 million for the same period in 2006. The increases in total operating expenses are generally due to increases in the number of staff hired to provide services to customers, and to increases in stock-based compensation expenses. During the quarter ended June 30, 2007, we also incurred an increase in our employee benefit expenses from unexpected large medical claims.

Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel and contractors to provide applications development and implementation consulting, support, and training services. Cost of revenues increased $430,000, or 68 percent, to $1.1 million for the three months ended June 30, 2007 compared to $634,000 for the same period in 2006. For the six months ended June 30, 2007, cost of revenues increased $769,000, or 63 percent, to $2.0 million as compared to $1.2 million for the same period in 2006. The increases in cost of revenues are due primarily to having more staff working on more customer projects in 2007. The significant improvement in gross margin percentage reflects benefit from our increased revenues and greater utilization of our existing staff.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel and contractors; and the cost of website development, collateral production and other marketing activities. Sales and marketing expenses decreased $36,000, or 13 percent, to $234,000 for the three months ended June 30, 2007 as compared to $270,000 for the same period in 2006. For the six months ended June 30, 2007, sales and marketing expenses decreased $20,000, or 4 percent, to $441,000 as compared to $461,000 for the same period in 2006.

Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $187,000, or 17 percent, to $907,000 for the three months ended June 30, 2007, as compared to $1.1 million for the same period in 2006. For the six months ended June 30, 2007, research and development decreased $345,000, or 16 percent, to $1.9 million as compared to $2.2 million for the same period in 2006. The decreases in research and development expenses are due primarily to more costs being allocated out of research and development to cost of revenues as more research and development staff worked on billable projects during 2007, than in the same periods in 2006.

General and Administrative. General and administrative expenses consist primarily of the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses increased $203,000, or 50 percent, to $612,000 for the three months ended June 30, 2007 as compared to $409,000 for the same period in 2006. For the six months ended June 30, 2007, general and administrative expenses increased $281,000, or 28 percent, to $1.3 million as compared to $1.0 million for the same period in 2006. The increases are primarily due to an increase in stock-based compensation expenses primarily resulting from a revision during 2006 of a 2005 estimated option modification charge. For the year ended December 31, 2005, we recognized estimated severance related charges related to the departure of our prior CEO, including an estimated modification charge, based upon the anticipated terms at that time. Upon the execution of the Separation Agreement and Release on May 19, 2006, we calculated the actual option modification charge based upon the final terms, and recognized a resulting reduction in our stock-based compensation expense of $133,000, which reduced our general and administrative expenses for the three months ended June 30, 2006. See Note 5 of Notes to Condensed Financial Statements for more information on stock-based compensation expenses.

Total Other Income, net

Net total other income was income of $32,000 for the three months ended June 30, 2007, as compared to $45,000 of income for the same period in 2006. Net total other income was income of $69,000 for the six months ended June 30, 2007, as compared $34,000 of income for the same period in 2006.

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2007 of $2,000 and $7,000, respectively, relates to foreign withholding taxes. No provision for income taxes was required for the three and six months ended June 30, 2006.

At June 30, 2007, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

Deemed dividend related to convertible preferred stock

As a result of the warrants sold with the convertible preferred stock and the beneficial conversion feature inherent in the conversion rights and preferences of the convertible preferred stock issued in March 2006, we recognized a non-cash deemed dividend of $1,761,000 during the six months ended June 30, 2006. This deemed dividend was calculated based on the conversion price compared to the market price on the date of issuance of the convertible preferred shares.

Balance Sheet Items

Prepaid expenses and other assets. Prepaid expense and other assets increased $150,000, or 103 percent, to $296,000 at June 30, 2007, from $146,000 at December 31, 2006. The increase is primarily due to a $122,000 payment for computer equipment that was not yet received.

Accrued liabilities. Accrued liabilities decreased $355,000, or 31 percent, to $787,000 at June 30, 2007, from $1.1 million at December 31, 2006. The decrease is primarily due to the final cash severance payment made to our prior CEO, required under the Separation Agreement and Release dated May 19, 2006.

Deferred revenue. Deferred revenue decreased $486,000, or 34 percent, to $960,000 at June 30, 2007, from $1.4 million at December 31, 2006. The decrease is primarily due to recognizing the majority of deferred consulting revenue as we provided the related services, for a customer that made a $344,000 prepayment to us at the end of 2006.

Additional paid-in capital. Additional paid in capital increased by $1.2 million, or 1 percent, to $87.6 million at June 30, 2007, from $86.4 million at December 31, 2006. The increase is primarily due to stock-based compensation expense of $1.1 million. See Note 5 of Notes to Condensed Financial Statements for more information.

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

Liquidity and Capital Resources

Net cash used in operating activities was $1.8 million for the six months ended June 30, 2007 as compared to $3.5 million for the same period in 2006.

Net cash used in investing activities was $74,000 for the six months ended June 30, 2007 as compared to $15,000 for the same period in 2006.

Net cash provided by financing activities was $6,000 for the six months ended June 30, 2007 as compared to $5.5 million for the same period in 2006. Net cash provided by financing activities for the six months ended June 30, 2006 included $6.1 million of net proceeds from the sale of convertible preferred stock and warrants, $500,000 from issuance of notes payable, less $1.1 million in principal payments on notes payable which were repaid in full upon closing our capital raising transaction in March 2006.

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenue balances of $1.0 million at June 30, 2007 and $1.4 million at December 31, 2006. When, over time, we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

As of June 30, 2007, our principal source of liquidity was our cash and cash equivalents of $1.7 million. Although we have generally made progress closing new sales to both existing and new customers in 2006 and 2007, our overall sales have not been sufficient or consistent enough to generate sustained positive cash flow from operations, or profitability. As a result, significant challenges and risks remain:

•

We have not been able to generate positive cash flow from operations for the four years ended December 31, 2006, or the six months ended June 30, 2007. Our net cash used in operating activities was $1.8 million for the six months ended June 30, 2007, and $4.4 million for the year ended December 31, 2006. Our quarterly total net cash outflow increased from $457,000 for the quarter ended March 31, 2007 to $1.4 million for the quarter ended June 30, 2007, as inflows from customers have decreased from slower sales and outflows have increased for increased staffing, unexpected large medical claims, and replacement of aging computer equipment.

•

We have experienced some difficulty in closing substantial new sales, and it is unclear when or if we can expect to predictably close material sales to new or existing customers, and to achieve and sustain positive cash flow from operations. Under the leadership of our Chief Executive Officer, Robert W. Felton, we changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. We have generally made progress closing new sales to both existing and new customers and began new consulting projects in 2006 and 2007. Such sales have been a source of ongoing business as some of these customers expanded their use of our services. However, our overall sales have not been sufficient or consistent enough to generate sustained positive cash flow from operations, or profitability. And the total value of our sales closed during the quarter ended June 30, 2007 decreased significantly compared to the quarter ended March 31, 2007. Although we intend to reverse this trend and increase sales in Q3 and Q4, there can be no assurance that we will be successful doing so. If we do not close significant future sales in the near-term, our existing cash resources will not be sufficient to fund our operations beyond the third quarter of 2007.

Disclosure about Contractual Obligations

The following table sets forth certain contractual obligations recorded in the condensed financial statements as of June 30, 2007 and summary information is presented in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	1	1	—	—	—
Operating lease obligations	2,510	540	1,399	571	—
Purchase obligations	90	90	—	—	—
Other long term liabilities reflected on the registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$2,601	$631	$1,399	$571	$—

Our office lease for our South Jordan Utah headquarters facility was due to expire on August 31, 2007. We have amended our lease to extend the term for an additional five-year term, on terms substantially similar to the prior lease. Estimated rent and operating expense payments over the five-year term of approximately $2.3 million have been included in the operating lease obligations in the table above.

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

Our revenues from DevonWay for the three and six months ended June 30, 2007, were $8,400 and $16,700, respectively. For the three and six months ended June 30, 2006 our revenues from DevonWay were $14,600 and $37,900, respectively. For the three and six months ended June 30, 2007, we received cash inflows from DevonWay of $34,100 and $34,100, respectively. For the three and six months ended June 30, 2006 we received cash inflows from DevonWay of $34,000, and $66,000, respectively. As of June 30, 2007 and December 31, 2006, we had no accounts receivable due from DevonWay. For the three and six months ended June 30, 2007, we paid fees to DevonWay of $22,600 and $53,800, respectively, for consulting services and marketing-related services. For the three and six months ended June 30, 2006 we paid fees to DevonWay of $7,600 and $17,000, respectively, for marketing-related services. As of June 30, 2007, and December 31, 2006, we had accounts payable due to DevonWay of $0 and $21,000, respectively.

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

Reference is made to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” appearing on page 40 of our 2006 Annual Report on Form 10-K for information relating to our interest rate and currency rate risks. There have been no material changes in such risks through June 30, 2007.

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

Reference is made to Part I, Item 1A “Risk Factors,” beginning on page 18 of TenFold’s 2006 Annual Report on Form 10-K for information relating to TenFold’s risk factors. There have been no material changes in such risks through June 30, 2007.

The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, results of operations or cash flows.

Item 5.	Other Information

Our office lease for our South Jordan Utah headquarters facility was due to expire on August 31, 2007. We have amended our lease to extend the term for an additional five-year term, on terms substantially similar to the prior lease. The new term commences on September 1, 2007 and ends on August 31, 2012. The base rent continues at the current rate until September 1, 2008 then increases $0.50 per square foot per year with similar increases annually thereafter. Estimated rent and operating expense payments over the term are approximately $2.3 million.

Item 6.	Exhibits

(a)	Exhibits

Number	Description
3	Fifth Amended And Restated Certificate Of Incorporation
10	Fifth Amendment to Lease Agreement Jordan Valley Technology Center Office Building Two
11*	Computation of Shares used in Computing Basic and Diluted Net Loss Per Share.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to “Notes to Financial Statements” herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TenFold Corporation

/s/ Robert W. Felton
Robert W. Felton
Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)
August 1, 2007

/s/ Robert P. Hughes
Robert P. Hughes
Chief Financial Officer and Chief of Staff (Principal Financial and Accounting Officer)
August 1, 2007