Form 10-Q
period 2007-09-30
TENFOLD CORP /UT
filed 2007-11-01
CIK 1051118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐    No  ☒

As of September 30, 2007, there were 47,650,431 shares of the registrant’s Common Stock outstanding.

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

TENFOLD CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,787	$3,601
Accounts receivable, (net of allowances for doubtful accounts of $8 and $0, respectively)	663	680
Unbilled accounts receivable, (net of allowances for doubtful accounts of $0 and $0, respectively)	7	34
Prepaid expenses and other assets	158	146

Total current assets	2,615	4,461

Restricted cash	65	74
Property and equipment, net	244	141

Total assets	$2,924	$4,676

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101	$172
Income taxes payable	5	8
Accrued liabilities	791	1,142
Deferred revenue	1,671	1,446
Current installments of obligations under capital leases .	21	10

Total current liabilities	2,589	2,778

Long-term liabilities
Obligations under capital leases, excluding current installments	43	—

Total long-term liabilities	43	—

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 4,000,000 shares
Issued and outstanding shares: 1,740,009 shares at September 30, 2007 and 1,812,009 shares at December 31, 2006	2	2
Common stock, $0.001 par value:
Authorized: 220,000,000 shares
Issued and outstanding shares: 47,650,431 shares at September 30, 2007 and 46,557,745 shares at December 31, 2006	48	47
Additional paid-in capital	88,028	86,429
Accumulated deficit	(87,786)	(84,580)

Total stockholders’ equity	292	1,898

Total liabilities and stockholders’ equity	$2,924	$4,676

The accompanying notes are an integral part of these condensed financial statements.

TENFOLD CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
License	$77	$176	$239	$317
Services and other	1,487	931	4,728	2,099

Total revenues	1,564	1,107	4,967	2,416

Operating expenses:
Cost of revenues	989	704	2,978	1,924
Sales and marketing	283	216	724	677
Research and development	829	1,073	2,701	3,290
General and administrative	546	1,207	1,848	2,228

Total operating expenses	2,647	3,200	8,251	8,119

Loss from operations	(1,083)	(2,093)	(3,284)	(5,703)

Other income (expense):
Interest income	18	29	87	82
Interest expense	(2)	—	(2)	(20)
Other	—	(1)	—	—

Total other income, net	16	28	85	62

Loss before income taxes	(1,067)	(2,065)	(3,199)	(5,641)
Provision for income taxes	—	—	7	—

Net loss	$(1,067)	$(2,065)	$(3,206)	$(5,641)

Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	—	—	—	(1,761)

Net loss applicable to common shareholders	$(1,067)	$(2,065)	$(3,206)	$(7,402)

Basic loss per common share	$(0.02)	$(0.04)	$(0.07)	$(0.16)

Diluted loss per common share	$(0.02)	$(0.04)	$(0.07)	$(0.16)

Weighted average common and common equivalent shares used to calculate loss per share:
Basic	47,440	46,535	47,040	46,507

Diluted	47,440	46,535	47,040	46,507

The accompanying notes are an integral part of these condensed financial statements.

TENFOLD CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,206)	$(5,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104	181
Provision for doubtful accounts receivable	8	—
Stock-based compensation expense	1,571	2,104
Changes in operating assets and liabilities:
Accounts receivable	9	(179)
Unbilled accounts receivable	27	(4)
Prepaid expenses and other assets	(12)	(14)
Accounts payable	(71)	(343)
Income taxes payable	(3)	(7)
Accrued liabilities	(351)	(303)
Deferred revenues	225	(207)

Net cash used in operating activities	(1,699)	(4,413)

Cash flows from investing activities:
Decrease in restricted cash	9	—
Additions to property and equipment	(207)	(24)

Net cash used in investing activities	(198)	(24)

Cash flows from financing activities:
Proceeds from employee stock purchase plan stock issuance	29	20
Equipment purchased under capital lease	68	—
Proceeds from issuance of convertible preferred stock and warrants	—	6,072
Proceeds from issuance of notes payable	—	500
Principal payments on notes payable	—	(1,100)
Principal payments on obligations under capital leases	(14)	(26)

Net cash provided by financing activities	83	5,466

Net increase (decrease) in cash and cash equivalents	(1,814)	1,029
Cash and cash equivalents at beginning of period	3,601	1,344

Cash and cash equivalents at end of period	$1,787	$2,373

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2	$7
Cash paid for interest	2	20
Equipment purchased under capital leases	68	—

The accompanying notes are an integral part of these condensed financial statements.

TENFOLD CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited Condensed Financial Statements included herein have been prepared by TenFold Corporation (“TenFold”) pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, “TenFold,” the “Company,” “we,” “our” and similar terms refer to TenFold Corporation, unless the context indicates otherwise. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2007.

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

As of September 30, 2007, our principal source of liquidity was our cash and cash equivalents of $1.8 million. Although we have generally made progress closing new sales to both existing and new customers in 2006 and 2007, our overall sales have not been sufficient or consistent enough to generate sustained positive cash flow from operations, or profitability. As a result, significant challenges and risks remain:

•

We have not been able to generate positive cash flow from operations for the four years ended December 31, 2006, or the nine months ended September 30, 2007. Our net cash used in operating activities was $1.7 million for the nine months ended September 30, 2007, and $4.4 million for the nine months ended September 30, 2006.

•

We have experienced some difficulty in closing substantial new sales, and it is unclear when or if we can expect to predictably close sufficient significant sales to new or existing customers to consistently achieve and sustain positive cash flow from operations. Under the leadership of our Chief Executive Officer, Robert W. Felton, we changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. We have generally made progress closing new sales to both existing and new customers and began new consulting projects in 2006 and 2007. After a significant decline in sales closed during the quarter ended June 30, 2007 compared to the quarter ended March 31, 2007, we increased sales significantly during the quarter ended September 30, 2007, and achieved positive cash flow from operations of $122,000 for the quarter ended September 30, 2007. However, our overall sales have not been sufficient or consistent enough to generate sustained positive cash flow from operations, or profitability. If we do not close sufficient significant future sales in the near-term, our existing cash resources and existing ongoing contracts will not be sufficient to fund our operations beyond 2007.

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

In our statements of operations, we present revenue net of sales taxes and any similar assessments.

3.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic loss per share – net loss applicable to common shareholders	$(1,067)	$(2,065)	$(3,206)	$(7,402)

Numerator for diluted loss per share – net loss applicable to common shareholders	$(1,067)	$(2,065)	$(3,206)	$(7,402)

Denominator:
Denominator for basic loss per share – weighted average shares	47,440	46,535	47,040	46,507

Stock options and other dilutive securities	—	—	—	—

Denominator for diluted loss per share	47,440	46,535	47,040	46,507

Loss per common share:
Basic loss per common share	$(0.02)	$(0.04)	$(0.07)	$(0.16)

Diluted loss per common share	$(0.02)	$(0.04)	$(0.07)	$(0.16)

Employee stock options that could potentially dilute basic earnings (loss) per share in the future, of which there were 22,067,696 and 22,720,226 outstanding on September 30, 2007 and 2006, respectively, that have a weighted average exercise price of $1.25 and $1.29 per share, respectively, were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods.

The computation of diluted loss per common share for the three and nine months ended September 30, 2007 and 2006 excludes the assumed conversion of 1,740,009 and 1,500,000 shares, respectively, of convertible preferred stock outstanding at September 30, 2007, and 2006, respectively, from our 2006 capital raising transactions, which are convertible into 23,566,450 and 20,315,802 shares, respectively, of common stock, because the impact of the conversion would be anti-dilutive.

Warrants to purchase 12,270,803 and 10,157,899 shares of common stock outstanding at September 30, 2007 and 2006, respectively, from our 2006 capital raising transactions, were also excluded from the computation of diluted loss per common share because to do so would have been anti-dilutive for the period. The warrants have an exercise price of $0.62 per share.

4.	Restricted Cash

Restricted cash of $65,000 at September 30, 2007, and $74,000 at December 31, 2006, is maintained to support various accounts payable activities.

5.	Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. In accordance with this standard, we recognize the compensation cost of all share based awards on a straight-line basis over the vesting period of the award. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Condensed Financial Statements as of and for the three and nine months ended September 30, 2007, and 2006, reflect the impact of SFAS 123(R). Under that transition method, compensation cost recognized in the first nine months of 2007 and 2006 includes: (a) amortization related to the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) amortization related to compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

We have three stock-based employee option plans and an ESPP which are described more fully in Note 12 and Note 13, respectively, in our 2006 Annual Report on Form 10-K. As of September 30, 2007, we had approximately 12.5 million shares of common stock reserved for future issuance under the stock option plans and the ESPP.

The adoption of SFAS 123(R) had a significant impact on our results of operations. Our statements of operations for the three and nine months ended September 30, 2007 and 2006 include the following stock-based compensation expense from stock options and ESPP:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenues	$29	$60	$131	$178
Sales and marketing	6	7	18	18
Research and development	196	337	707	856
General and administrative	202	838	715	1,052

Stock-based compensation expense included in operating expenses	433	1,242	1,571	2,104
Tax benefit	—	—	—	—

Stock-based compensation expense included in net loss	$433	$1,242	$1,571	$2,104

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

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 0.6 year, was $808,000, at September 30, 2007.

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

Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three and nine months ended September 30, 2007, and 2006 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected volatility	153%	158%	155%	158%
Expected dividends	0%	0%	0%	0%
Expected term	6.11 Years	5.25 Years	6.11 Years	5.30 Years
Risk-free interest rate	4.94%	4.86%	4.67%	4.83%

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

The pre-vesting forfeiture rates used for the three and nine months ended September 30, 2007, and September 30 2006, were based on historical rates and forward-looking factors. As required under SFAS 123(R), we will adjust the estimated forfeiture rates to our actual experience. Prior to adoption of SFAS 123(R), we accounted for forfeitures as they occurred.

A summary of the time-based stock option awards as of September 30, 2007, and changes during the nine months then ended, is as follows:

Stock Option Awards	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2007	22,168,871	$1.28
Granted	295,000	0.38
Exercised	—	—
Forfeited or expired	(396,175)	1.85

Outstanding at September 30, 2007	22,067,696	$1.25	6.30	$315

Exercisable at September 30, 2007	20,413,431	$1.30	6.14	$295

The weighted-average grant-date fair value of stock options granted during the three and nine months ended September 30, 2007, was $0.31 and $0.36, respectively, and during the three and nine months ended September 30, 2006, was $0.22. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three and nine months ended September 30, 2007 was $431,000 and $1.6 million, respectively, and for the three and nine months ended September 30, 2006 was $1.2 million and $2.1 million, respectively. At September 30, 2007, there was $802,000 of unrecognized stock-based compensation expense related to non-vested options, which is expected to be recognized over a weighted-average period of 0.6 year.

Employee Stock Purchase Plan

Our 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by our Board of Directors and approved by our stockholders in March 1999. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, has two six-month offering periods each year, with new offering periods commencing on February 1 and August 1 of each year. Eligible full-time employees, through payroll deductions, are allowed to purchase a limited number of shares of our common stock during each offering period at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. We account for the ESPP as a compensatory plan and recorded compensation expense for the three and nine months ended September 30, 2007 of $1,700 and $16,400, respectively, and for the three and nine months ended September 30, 2006 of $2,900 and $9,100, respectively, in accordance with SFAS 123(R).

The fair value of issuances under the purchase plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option, and using the Black-Scholes valuation model. Our weighted-average assumptions used in the Black-Scholes valuation model for our ESPP grants during the three and nine months ended September 30, 2007 and 2006 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected volatility	112%	166%	126%	136%
Expected dividends	0%	0%	0%	0%
Expected term	0.5 Years	0.5 Years	0.5 Years	0.5 Years
Risk-free interest rate	4.96%	5.18%	5.05%	4.89%

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

During the quarters ended September 30, 2007, and 2006, 55,275 and 49,732 shares of common stock were purchased under the ESPP at an average price of $0.26 and $0.19 per share, respectively. As of September 30, 2007, there was $6,000 of total unrecognized compensation costs related to employee stock plan purchases. These costs are expected to be recognized over a weighted average period of 2.5 months.

6.	Income Taxes

The provision for income taxes for the nine months ended September 30, 2007 of $7,000, relates to foreign withholding taxes. No provision for income taxes was required for the three months ended September 30, 2007, or the three and nine months ended September 30, 2006.

At September 30, 2007, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

7.	Commitments

We lease office space and equipment under non-cancelable lease agreements, which expire at various dates through 2012. Future minimum lease payments under non-cancelable operating and capital lease obligations, in excess of one year, at September 30, 2007, are as follows (in thousands):

	Total	Operating	Capital
2007	$147	$140	$7
2008	513	487	26
2009	487	461	26
Thereafter	1,296	1,282	14

Total minimum lease payments	$2,443	$2,370	73

Less: Amount representing interest			(9)

Present value of net minimum capital lease payments			64
Less: Current installments of obligations under capital leases			(21)

Obligations under capital leases, excluding current installments			$43

8.	Legal Proceedings and Contingencies

Unresolved Stockholder Matter

On November 6, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TenFold, certain of our officers and directors, and certain underwriters of our initial public offering. An amended complaint was filed on April 24, 2002. TenFold and certain of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including TenFold. On June 27, 2003, our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. While the motion for approval of the settlement was pending before the district court, the court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion regarding class certification, we did not believe the proposed settlement could be approved by the district court because the defined settlement class, like the litigation class, could not be certified; and on June 25, 2007, the district court entered an order formally denying the motion for final approval of the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. We intend to continue to vigorously defend TenFold against these claims. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including a right to replace an infringing product or cancel the software license and return the fees paid by the customer. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements, and no such claims were outstanding at September 30, 2007. As a result, we have not recorded a liability for infringement costs as of September 30, 2007.

Our agreements with customers also generally provide a warranty that for so long as the customer is paying for support services, our software will materially conform to the related documentation, and that our software has been developed in a workmanlike manner. To date, we have not incurred significant warranty costs. As a result, we have not recorded a liability for warranty costs as of September 30, 2007.

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

Revenues from customers outside of North America were approximately 10 percent of total revenues for the three months ended September 30, 2007 as compared to 9 percent of total revenues for the same period in 2006. For the nine months ended September 30, 2007, revenues from customers outside of North America were approximately 8 percent of total revenues as compared to 13 percent of total revenues for the same period in 2006. Our long-lived assets are deployed in the United States.

Five customers accounted for a total of 59 percent of our revenues for the three months ended September 30, 2007 (individually 13 percent, 13 percent, 11 percent, 11 percent, and 11 percent of our total revenues) compared to four customers accounting for a total of 51 percent of our total revenues for the same period in 2006 (individually 15 percent, 15 percent, 11 percent, and 10 percent of our total revenues). Five customers accounted for a total of 59 percent of our revenues for the nine months ended September 30, 2007 (individually 15 percent, 13 percent, 11 percent, 10 percent, and 10 percent of our total revenues, respectively) compared to one customer accounting for a total of 18 percent of our revenues for the same period in 2006. No other single customer accounted for more than 10 percent of our total revenues for the three and nine months ended September 30, 2007 or the same period in 2006.

The customer accounting for 11 percent and 10 percent of our total revenues for the three and nine months ended September 30, 2007, respectively, accounted for 28 percent and 18 percent of our cash inflows for the three and nine months ended September 30, 2007, respectively.

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

Our revenues from DevonWay for the three and nine months ended September 30, 2007, were $8,500 and $25,200, respectively. For the three and nine months ended September 30, 2006, our revenues from DevonWay were $8,800 and $46,700, respectively. For the three and nine months ended September 30, 2007, we received cash inflows from DevonWay of $0 and $34,100, respectively. For the three and nine months ended September 30, 2006, we received cash inflows from DevonWay of $5,900, and $71,800, respectively. As of September 30, 2007 and December 31, 2006, we had no accounts receivable due from DevonWay. For the three and nine months ended September 30, 2007, we paid fees to DevonWay of $0 and $53,800, respectively, for consulting services and marketing-related services. For the three and nine months ended September 30, 2006, we paid fees to DevonWay of $14,800 and $31,800, respectively, for marketing-related services. As of September 30, 2007, and December 31, 2006, we had accounts payable due to DevonWay of $2,800 and $21,000, respectively.

12.	Capital Stock

During the three months ended September 30, 2007, the number of shares of common stock outstanding increased by 380,327, from the conversion of 24,000 shares of convertible preferred stock into 325,052 shares of common stock, and from 55,275 common shares issued under our Employee Stock Purchase Plan. During the nine months ended September 30, 2007, the number of shares of common stock outstanding increased by 1,092,686, from the conversion of 72,000 shares of convertible preferred stock into 975,156 shares of common stock, and from 117,530 common shares issued under our Employee Stock Purchase Plan.

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

At the end of 2005, we replaced our former Chief Executive Officer, with long-time TenFold director and shareholder, Robert W. Felton. Under his leadership, we have changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. We believe that providing larger consulting projects (that include the full breadth of applications consulting from applications design through production implementation) will be a more successful model for both our customers and us. We believe that some of our earlier customers would have been more successful with their projects with more consulting assistance than they chose to purchase under our prior business model. During 2006 and into 2007, we have generally made progress closing new sales to both existing and new customers and began new consulting projects. Such sales have been a source of ongoing business as some of these customers expanded their use of our services. After a significant decline in sales closed during the quarter ended June 30, 2007 compared to the quarter ended March 31, 2007, we increased sales significantly during the quarter ended September 30, 2007, and achieved positive cash flow from operations of $122,000 for the quarter ended September 30, 2007. However, our overall sales have not been sufficient or consistent enough to generate sustained positive cash flow from operations, or profitability. If we do not close sufficient significant future sales in the near-term, our existing cash resources and existing ongoing contracts will not be sufficient to fund our operations beyond 2007.

Results of Operations

For the first nine months of 2007, we had revenues of $5.0 million, an operating loss of $3.3 million, and a net loss of $3.2 million. This compares to revenues of $2.4 million, an operating loss of $5.7 million, a net loss of $5.6 million, and a net loss applicable to common shareholders of $7.4 million for the same period in 2006.

The following table sets forth, for the periods indicated, the percentage relationship of selected items from our statements of operations to total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
License	5%	16%	5%	13%
Services and other	95%	84%	95%	87%

Total revenues	100%	100%	100%	100%
Operating expenses:
Cost of revenues	63%	64%	60%	80%
Sales and marketing	18%	19%	15%	28%
Research and development	53%	97%	54%	136%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
General and administrative	35%	109%	37%	92%

Total operating expenses	169%	289%	166%	336%

Loss from operations	(69%)	(189%)	(66%)	(236%)
Total other income, net	1%	2%	2%	3%

Loss before income taxes	(68%)	(187%)	(64%)	(233%)

Provision for income taxes	—	—	—	—

Net loss	(68%)	(187%)	(64%)	(233%)

Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	—	—	—	(73%)

Net loss applicable to common shareholders	(68%)	(187%)	(64%)	(306%)

Revenues

Total revenues increased $457,000, or 41 percent, to $1.6 million for the three months ended September 30, 2007, as compared to $1.1 million for the same period in 2006. For the nine months ended September 30, 2007, total revenues increased $2.6 million, or 106 percent, to $5.0 million as compared to $2.4 million for the same period in 2006.

Services and other revenues increased $556,000, or 60 percent, to $1.5 million for the three months ended September 30, 2007 as compared to $931,000 for the same period in 2006. For the nine months ended September 30, 2007, services and other revenues increased $2.6 million, or 125 percent, to $4.7 million as compared to $2.1 million for the same period in 2006. The increases in services and other revenues are primarily due to our providing more time-and-materials consulting services during the three and nine months ended September 30, 2007, than in the same periods in 2006, resulting from our sales of new consulting projects during the latter part of 2006 and into 2007.

Revenues from customers outside of North America were approximately 10 percent of total revenues for the three months ended September 30, 2007 as compared to 9 percent of total revenues for the same period in 2006. For the nine months ended September 30, 2007, revenues from customers outside of North America were approximately 8 percent of total revenues as compared to 13 percent of total revenues for the same period in 2006. Our long-lived assets are deployed in the United States.

Five customers accounted for a total of 59 percent of our revenues for the three months ended September 30, 2007 (individually 13 percent, 13 percent, 11 percent, 11 percent, and 11 percent of our total revenues) compared to four customers accounting for a total of 51 percent of our total revenues for the same period in 2006 (individually 15 percent, 15 percent, 11 percent, and 10 percent of our total revenues). Five customers accounted for a total of 59 percent of our revenues for the nine months ended September 30, 2007 (individually 15 percent, 13 percent, 11 percent, 10 percent, and 10 percent of our total revenues, respectively) compared to one customer accounting for a total of 18 percent of our revenues for the same period in 2006. No other single customer accounted for more than 10 percent of our total revenues for the three and nine months ended September 30, 2007 or the same period in 2006.

The customer accounting for 11 percent and 10 percent of our total revenues for the three and nine months ended September 30, 2007, respectively, accounted for 28 percent and 18 percent of our cash inflows for the three and nine months ended September 30, 2007, respectively.

We continue to market actively to new and existing customers. We have generally made progress closing new sales to both existing and new customers and began new consulting projects in 2006 and 2007. Such sales have been a source of ongoing business as some of these customers expanded their use of our services. However, our overall sales have not been sufficient or consistent enough to generate sustained positive cash flow from operations or profitability. As a result, it is unclear if or when we can expect to close sufficient significant sales to new or existing customers, and until we repeatedly do so we are likely to continue to experience negative cash flow from operations and losses.

Operating Expenses

Total operating expenses decreased $553,000, or 17 percent, to $2.6 million for the three months ended September 30, 2007 compared to $3.2 million for the same period in 2006. The decrease in total operating expenses for the three months ended September 30, 2007 compared to the same period in 2006, is generally due to higher stock-based compensation expense in 2006, primarily for option grants to our CEO during the three months ended September 30, 2006. This decrease was partially offset by an increase in average headcount from 2006 to 2007. For the nine months ended September 30, 2007, total operating expenses increased $132,000, or 2 percent, to $8.3 million as compared to $8.1 million for the same period in 2006. The increase for the nine month period was due to an increase in average headcount from 2006 to 2007, and from an increase in employee benefit expenses from some unexpectedly large medical claims in 2007, offset in part by a decrease in stock-based compensation expense from 2006 to 2007.

Cost of Revenues. Cost of revenues consists primarily of compensation and other related costs of personnel and contractors to provide applications development and implementation consulting, support, and training services. Cost of revenues increased $285,000, or 40 percent, to $989,000 for the three months ended September 30, 2007 compared to $704,000 for the same period in 2006. For the nine months ended September 30, 2007, cost of revenues increased $1.1 million, or 55 percent, to $3.0 million as compared to $1.9 million for the same period in 2006. The increases in cost of revenues are due primarily to having more staff working on more customer projects in 2007. The significant improvement in gross margin percentage reflects benefit from our increased revenues and greater utilization of our existing staff.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, and other related expenses for sales and marketing personnel and contractors; and the cost of website development, collateral production and other marketing activities. Sales and marketing expenses increased $67,000, or 31 percent, to $283,000 for the three months ended September 30, 2007 as compared to $216,000 for the same period in 2006. For the nine months ended September 30, 2007, sales and marketing expenses increased $47,000, or 7 percent, to $724,000 as compared to $677,000 for the same period in 2006.

Research and Development. Research and development expenses consist primarily of compensation and other related costs of personnel dedicated to research and development activities. Research and development expenses decreased $244,000, or 23 percent, to $829,000 for the three months ended September 30, 2007, as compared to $1.1 million for the same period in 2006. The decrease is due primarily to higher stock-based compensation expense for the three months ended September 30, 2006, than for the same period in 2007.In addition, more costs were allocated out of research and development to cost of revenues for the three months ended September 30, 2007, than for the same period in 2006, as more research and development staff worked on billable projects during the three months ended September 30, 2007 than for the same period in 2006. For the nine months ended September 30, 2007, research and development decreased $589,000, or 18 percent, to $2.7 million as compared to $3.3 million for the same period in 2006. The decrease in research and development expenses for the nine month period is due primarily to more costs being allocated out of research and development to cost of revenues as more research and development staff worked on billable projects during 2007, than in the same period in 2006. Additionally, stock-based compensation expense for the nine-month period decreased from 2006 to 2007.

General and Administrative. General and administrative expenses consist primarily of the costs of executive management, finance and administrative staff, business insurance, and professional fees. General and administrative expenses decreased $661,000, or 55 percent, to $546,000 for the three months ended September 30, 2007 as compared to $1.2 million for the same period in 2006.

For the nine months ended September 30, 2007, general and administrative expenses decreased $380,000, or 17 percent, to $1.8 million as compared to $2.2 million for the same period in 2006. The decreases are primarily due to higher stock-based compensation expense in 2006 primarily for option grants to our CEO during the three months ended September 30, 2006. See Note 5 of Notes to Condensed Financial Statements for more information on stock-based compensation expenses.

Total Other Income, net

Net total other income was income of $16,000 for the three months ended September 30, 2007, as compared to $28,000 of income for the same period in 2006. Net total other income was income of $85,000 for the nine months ended September 30, 2007, as compared $62,000 of income for the same period in 2006.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2007 of $7,000, relates to foreign withholding taxes. No provision for income taxes was required for the three months ended September 30, 2007, or the three and nine months ended September 30, 2006.

At September 30, 2007, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

Deemed dividend related to convertible preferred stock

As a result of the warrants sold with the convertible preferred stock and the beneficial conversion feature inherent in the conversion rights and preferences of the convertible preferred stock issued in March 2006, we recognized a non-cash deemed dividend of $1,761,000 during the nine months ended September 30, 2006. This deemed dividend was calculated based on the conversion price compared to the market price on the date of issuance of the convertible preferred shares.

Balance Sheet Items

Property and equipment, net. Property and equipment (net) increased $103,000, or 73 percent, to $244,000 at September 30, 2007, from $141,000 at December 31, 2006. The increase is due to additions primarily for computer equipment of $207,000, exceeding depreciation expense of $104,000.

Accrued liabilities. Accrued liabilities decreased $351,000, or 31 percent, to $791,000 at September 30, 2007, from $1.1 million at December 31, 2006. The decrease is primarily due to the final cash severance payment made in January 2007 to our prior CEO, required under the Separation Agreement and Release dated May 19, 2006.

Deferred revenue. Deferred revenue increased $225,000, or 16 percent, to $1.7 million at September 30, 2007, from $1.4 million at December 31, 2006. The increase is primarily due to payments received and amounts invoiced for sales during the three months ended September 30, 2007 for licenses, consulting, support, and training, not yet recognized as revenue, including some prepayments received in exchange for our discounting certain customers’ time-and-materials consulting rate.

Additional paid-in capital. Additional paid in capital increased by $1.6 million, or 2 percent, to $88.0 million at September 30, 2007, from $86.4 million at December 31, 2006. The increase is primarily due to stock-based compensation expense of $1.6 million. See Note 5 of Notes to Condensed Financial Statements for more information.

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

Liquidity and Capital Resources

Net cash used in operating activities was $1.7 million for the nine months ended September 30, 2007 as compared to $4.4 million for the same period in 2006. The decrease in net cash used in operating activities was primarily due to increases in cash inflows resulting from increased sales.

Net cash used in investing activities was $198,000 for the nine months ended September 30, 2007 as compared to $24,000 for the same period in 2006. The increase in net cash used in investing activities is primarily due to purchases made to replace aging computer equipment.

Net cash provided by financing activities was $83,000 for the nine months ended September 30, 2007 as compared to $5.5 million for the same period in 2006. Net cash provided by financing activities for the nine months ended September 30, 2006 included $6.1 million of net proceeds from the sale of convertible preferred stock and warrants, $500,000 from issuance of notes payable, less $1.1 million in principal payments on notes payable which were repaid in full upon closing our capital raising transaction in March 2006.

Our deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. We had deferred revenue balances of $1.7 million at September 30, 2007 and $1.4 million at December 31, 2006. When, over time, we recognize these deferred revenue balances as revenues in the statement of operations, we will not have corresponding increases in cash, as the related cash amounts have previously been received by us. Our unbilled accounts receivable represents revenue that we have earned but which we have not yet billed.

As of September 30, 2007, our principal source of liquidity was our cash and cash equivalents of $1.8 million. Although we have generally made progress closing new sales to both existing and new customers in 2006 and 2007, our overall sales have not been sufficient or consistent enough to generate sustained positive cash flow from operations, or profitability. As a result, significant challenges and risks remain:

•

We have not been able to generate positive cash flow from operations for the four years ended December 31, 2006, or the nine months ended September 30, 2007. Our net cash used in operating activities was $1.7 million for the nine months ended September 30, 2007, and $4.4 million for the nine months ended September 30, 2006.

•

We have experienced some difficulty in closing substantial new sales, and it is unclear when or if we can expect to predictably close sufficient significant sales to new or existing customers to consistently achieve and sustain positive cash flow from operations. Under the leadership of our Chief Executive Officer, Robert W. Felton, we changed our business model to focus on selling larger consulting projects, instead of the smaller prototype application projects that we primarily sold in 2005. We have generally made progress closing new sales to both existing and new customers and began new consulting projects in 2006 and 2007. After a significant decline in sales closed during the quarter ended June 30, 2007 compared to the quarter ended March 31, 2007, we increased sales significantly during the quarter ended September 30, 2007, and achieved positive cash flow from operations of $122,000 for the quarter ended September 30, 2007. However, our overall sales have not been sufficient or consistent enough to generate sustained positive cash flow from operations, or profitability. If we do not close sufficient significant future sales in the near-term, our existing cash resources and existing ongoing contracts will not be sufficient to fund our operations beyond 2007.

Disclosure about Contractual Obligations

The following table sets forth certain contractual obligations recorded in the condensed financial statements as of September 30, 2007 and summary information is presented in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	73	26	47	—	—
Operating lease obligations	2,370	512	1,408	450	—
Purchase obligations	35	35	—	—	—
Other long term liabilities reflected on the registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$2,478	$573	$1,455	$450	$—

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

Our revenues from DevonWay for the three and nine months ended September 30, 2007, were $8,500 and $25,200, respectively. For the three and nine months ended September 30, 2006, our revenues from DevonWay were $8,800 and $46,700, respectively. For the three and nine months ended September 30, 2007, we received cash inflows from DevonWay of $0 and $34,100, respectively. For the three and nine months ended September 30, 2006, we received cash inflows from DevonWay of $5,900, and $71,800, respectively. As of September 30, 2007 and December 31, 2006, we had no accounts receivable due from DevonWay. For the three and nine months ended September 30, 2007, we paid fees to DevonWay of $0 and $53,800, respectively, for consulting services and marketing-related services. For the three and nine months ended September 30, 2006, we paid fees to DevonWay of $14,800 and $31,800, respectively, for marketing-related services. As of September 30, 2007, and December 31, 2006, we had accounts payable due to DevonWay of $2,800 and $21,000, respectively.

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

Reference is made to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” appearing on page 40 of our 2006 Annual Report on Form 10-K for information relating to our interest rate and currency rate risks. There have been no material changes in such risks through September 30, 2007.

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

Reference is made to Part I, Item 1A “Risk Factors,” beginning on page 18 of TenFold’s 2006 Annual Report on Form 10-K for information relating to TenFold’s risk factors. There have been no material changes in such risks through September 30, 2007.

The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on July 18, 2007, in Sandy, Utah. A total of 61,284,445 shares (approximately 86 percent of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each were:

•

Election of two directors to hold office until the 2009 Annual Meeting of Stockholders: Robert E. Parsons, Jr. – 60,803,862 shares cast for election and 480,583 shares withheld; and Jeffrey L. Walker – 59,914,086 shares cast for election and 1,370,359 shares withheld. The terms of the following other existing directors continued after the meeting: Stephen H. Coltrin, Robert W. Felton, and Ralph W. Hardy, Jr.

•

Ratification of the selection of Tanner LC as registered independent public accounting firm of TenFold for the fiscal year ended December 31, 2007 – 61,051,348 shares cast for ratification, 58,315 shares cast against ratification, and 174,782 shares abstained.

•

Approval of an amendment to the Fourth Amended and Restated Certificate of Incorporation of TenFold Corporation to increase the number of authorized shares of common stock of TenFold Corporation from 120 million to 220 million and to increase the number of authorized shares of preferred stock of TenFold Corporation from 2 million to 4 million – 46,049,543 shares cast for ratification, 530,681 shares cast against ratification, 5,303 shares abstained, and 14,698,918 non votes.

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

TenFold Corporation

/s/ Robert W. Felton
Robert W. Felton
Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)
November 1, 2007

/s/ Robert P. Hughes
Robert P. Hughes
Chief Financial Officer and Chief of Staff (Principal Financial and Accounting Officer)
November 1, 2007